Form 10-K
period 1988-12-31
FAST EDDIE RACING STABLES INC
filed 1996-08-20
CIK 770461

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
              ________________________________________________

                                 FORM 10-KSB
[ X ] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1988.

                        Commission File No. 2-97360-A

                       FAST EDDIE RACING STABLES, INC.
             (Exact name of issuer as specified in its charter)

    Florida                                            59-2091510
(State or other jurisdiction of                      (I.R.S. Employer
incorporation or organization)                       Identification Number

424 N.E. 10th Street, Boca Raton, Florida                33432-2938
(Address of principal Executive Offices)                  (Zip Code)

Issuer s telephone number, including area code:         (407) 395-6202

Securities registered pursuant to Section 12 (b) of the Exchange Act:

  Title of each class                Name of each exchange on which registered
  Common stock, $.01 par value                          O.T.C.

Securities registered pursuant to Section 12 (g) of the Exchange Act:   None

     Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has not been subject to such filing requirements for the past 90 days.
Yes ____   No X .

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation SB contained herein, and will not be contained to the best of registrant s knowledge in a definitive proxy or information statement incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB    [     ].

     As of   July 31, 1996 there were 2,245,500 shares of the Company s  common stock, $.01 par value, outstanding and there was no aggregate market value of the voting stock held by non-affiliates of the registrant on such date.

     Transitional Small Business Disclosure Format:  Yes______ No___X___

DOCUMENTS INCORPORATED BY REFERENCE:  NONE

PART  I

ITEM 1.     DESCRIPTION OF BUSINESS

General Development of  the Business

      Fast Eddie Racing Stables, Inc. (the Company ), was incorporated under the laws of the State of Florida on April 3, 1981. During the period from inception through the year ended December 31, 1988 the Company was engaged in the business of acquiring, racing and selling standardbred race horses (pacers and trotters. During the year ended December 31, 1989, the Company discontinued operations and through the date hereof, has been inactive.

Description of  the Business

      During the years it conducted operations, the Company owned and raced standardbred race horses at facilities in Florida, New York, New Jersey, Maryland and California. The horses were trained and driven by independent professional personnel pursuant to specific agreements. Under these agreements, the bulk of the training, boarding and related costs of maintaining the Company's horses were borne by the driver/trainer.

      During the year ended December 31, 1989 the Company sold or otherwise disposed of all remaining horses in order to settle outstanding indebtedness. At that point and through the date hereof the Company has been inactive.

      At present, the Company has only one employee, its President and Chief Financial Officer, Edward T. Shea, Jr.

ITEM 2.     PROPERTIES

      The Company utilizes it President s home, which is located at 424 N.E. 10th Street, Boca Raton, Florida 33432-2938, as its principal place of business. Such facilities are available to the Company on an informal basis.

ITEM 3.     LEGAL PROCEEDINGS

      No legal proceeding occurred during the periods covered by this report.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      No matters were submitted to a vote of security holders during the periods covered by this report.

                                 PART  II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company has been inactive for a period in excess of five years as of the date hereof and has not filed all required reports with the United States
Securities and Exchange Commission.   Accordingly, there has been no available
market for its  common stock.  During the year ended December 31, 1986 the
Company s common stock price, as reported in the  Pink Sheets   published by the
National Quotation Bureau, Inc., had a high and low of $1.25 and $.12, respectively. During most of 1987 and periods subsequent thereto, the shares were either unquoted or quoted at $.01.

      As of December 31, 1987, there were approximately 47 holders of record of the Company's common stock. This information was obtained from the Company s transfer agent. Subsequent transfers of the Company s common stock , if any, are unknown.

      The Company has not paid any cash dividends on its common stock to date and does not anticipate or contemplate paying dividends in the foreseeable future. Any decisions as to future payment of dividends will depend on earnings and financial position of the Company and such other factors as the Board of Directors deems relevant.

ITEM 6.     MANAGEMENT S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

Results of operations

      During the years it conducted operations (1983 - 1989), the Company owned and raced standardbred race horses at facilities in Florida, New York, New
Jersey, Maryland and California.   Through such period, the Company was not able
to generate income from operations or net income. Accordingly, its resources were exhausted and during the year ended December 31, 1989, the Company sold or otherwise disposed of all remaining horses and other assets in order to settle outstanding indebtedness. At that point and through the date hereof the Company has been inactive.

Liquidity

      The Company does not currently have any cash or cash equivalents. Current expenses of the Company including licenses, regulatory filings and related professional fees have been paid by the Company s President.

Foreign operations

      The Company has not had, and does not presently have any foreign operations.


ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial Statements and Supplementary Data are set forth in ITEM 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company s independent accountants during the period from inception through its previous Form 10-K filing, December 31, 1987 was Imber & Anchel, Certified Public Accountants. Such firm is no longer in existence, and the successor firm does not provide accounting services to companies filing with the United States Securities and Exchange Commission.

      During 1996, the Company engaged Levi, Rattner, Cahlin & Co., Certified Public Accountants, as independent accountants for financial statements to be included in prospective filings with the United States Securities and Exchange Commission.

      The Company has never had a disagreement with its accountants relating to accounting or financial disclosures.

                                  PART  III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16 (a) OF THE EXCHANGE ACT

      The following table sets forth certain information concerning the Directors and Executive Officers of the Company:

      Name                Age  Position                    Since (see Notes)

      Edward T. Shea, Jr. 52   President/Chief Financial   April, 1981
                               Officer/Director
      Notes:

      (1) During 1989, Michael Jamison resigned his position as the Company's Chief Financial Officer and Director. At that point and through the date hereof, Mr. Shea has assumed his responsibilities.

      (2) During 1989, Messrs. Eugene Cooke, Vincent Mulhall and Thomas McGinty resigned the positions as Directors of the Company.

      (3) Directors are elected to serve until the next annual meeting of shareholders. The Company's Executive Officers serve at the discretion of the Board of Directors. Each of the Company s Directors and Officers continues to serve until their successors have been elected and qualified.

      The following is information regarding the principal occupations of the Director, officer and sole employee of the Company:

      Edward T. Shea, Jr. - From 1978 to date, except for the an approximate one year period from mid-1985 through 1986 when he worked full time for the Company, Mr. Shea has been a registered representative with several stock
brokerage firms.   For the past three years he has been employed in such
capacity by PCM Securities, Ltd.,  Boca Raton, Florida.

      From 1980 through 1983, Mr. Shea was Racing Handicapper and harness racing columnist for the Boca Raton New, Boca Raton, Florida. He is a licensed owner of race horses.

ITEM 10.     EXECUTIVE COMPENSATION

      The Company has no full time employees at present. The sole employee is Edward T. Shea, Jr., the Company s President and Chief Financial Officer. He serves in these capacities on a part time basis without compensation.

      Mr. Shea was compensated through December 31, 1987 pursuant to an Employment Agreement which provided for an annual salary of $60,000. In connection with the winding down of operations during 1989, loans advance to Mr. Shea aggregating $79,374 were charged against operations in satisfaction of any past or prospective obligation the Company would have related to such Employment Agreement.

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

                          Amount and nature of
      Name of Beneficial Owner       Beneficial Ownership    Percent of class

      Edward T. Shea, Jr.            800,000 shares             35.6%

      All officers and directors
      as a group  (1 person)         800,000 shares             35.6%



      At present, there are no outstanding stock options or purchase warrants to acquire shares of the Company s common stock.


ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      During the period 1985 - 1989, the Company had advanced loans to its President, Edward T. Shea. Jr. Mr. Shea had repaid approximately $33,000 of the loans leaving a balance of $79,374 due to the Company when it discontinued operations in 1989. Such amount was written off as a charge against operations during the fiscal year ended December 31, 1989.

      During the year ended December 31, 1987,  Edward T. Shea, Jr. borrowed
$120,000 from the Company in order to purchase investment stock on the behalf of the Company. Subsequent to the original purchase of such stock, it was titled in the name of the Company rather than Mr. Shea, personally. When such transfer occurred, the stock had already decreased in value to approximately $22,000.
Mr. Shea agreed to reimburse the Company for any losses realized from this investment. During 1988 and through the date of discontinuing operations in 1989 the Company sustained additional losses on its investments. Aggregate investment losses charged against operations since inception amounted to approximately $139,000. Mr. Shea s informal agreement to reimburse the Company for losses associated with the 1987 investment was excused in conjunction with the discontinuance of operations.

                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

      (a)       There are filed as part of this Form 10-KSB the following:

      (1)       Financial statements -  Pursuant to Section 210.3-11 of
Regulation SX, the financial statements presented herein are unaudited as the registrant is deem to be inactive (as that term is defined within the Regulation):

           (I)   Balance sheets as of December 31, 1987 and 1988

           (ii)  Statements of operations for each of the three years ended
                 December 31, 1986, 1987 and 1988

           (iii) Statements of shareholders equity for each of the three years ended December 31, 1986, 1987 and 1988

           (iv)  Statements of cash flows for each of the three years ended
                 December 31, 1986, 1987 and 1988

           (v)   Notes to financial statements

      (2) Schedules are omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3) Form 8-K - The Company did not file any Form 8-K during the periods covered by this filing.

      (4) The documents listed below were previously filed with the Commission with the Company's Form S-18 Registration No. 2-98138-A filed October 7, 1985 and are incorporated by reference:

           (i)  Articles of Incorporation of the Company

           (ii) Bylaws of the Company

           (iii)     Specimen common stock certificate of the Company





                              SIGNATURES


                                    Pursuant to the requirements of Section 13
or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date hereof.


                               FAST EDDIE RACING STABLES, INC.

                               By: /s/ Edward T. Shea, Jr.
                                    Edward T. Shea, Jr., President

Dated:  August 9, 1996

SIGNATURES

   Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on the behalf of the registrant in the capacity indicated as of the date hereof



      Signatures               Titles                             Date


                          President, Principal Operating
                          Officer, Principal Financial
                          Officer, Principal Accounting
/s/ Edward T. Shea, Jr.   Oficer                            August 9, 1996
Edward T. Shea, Jr.



                       FAST EDDIE RACING STABLES, INC.
                               BALANCE SHEETS
                         DECEMBER 31, 1987 AND 1988


                                                 1987        1988

     ASSETS
Current assets:
  Cash and cash equivalents                   $  43,010  $    4,479
  Marketable securities                          23,375       2,347
  Other current assets                           12,517           0

     Total current assets                        78,902       6,826


Standardbred race horses, at cost, net of
  accumulated depreciation  (Note 2)            131,908      76,191

Loan to officer (Note 3)                         70,770      78,063

Other assets                                      6,753           0

     Total assets                             $ 288,333   $ 161,080


          Liabilities and shareholders' equity

Current liabilities:
  Accounts payable and accrued expenses       $  11,044    $  7,000

     Total current liabilities                   11,044       7,000

Commitments and contingencies (Note 4)              -           -

Shareholders' equity:
  Common stock, $.01 par value, 5,000,000
    shares authorized; 2,245,500 shares
    issued and outstanding                        22,455      22,455
Additional paid-in capital                       737,200     737,200
Deficit                                         (482,366)   (605,575)
     Total shareholders' equity                  277,289     154,080

  Total liabilities and shareholders' equity   $ 288,333   $ 161,080

The accompanying notes to the financial statements are an integral part of these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1986, 1987 AND 1988



                                                1986        1987      1988

Racing revenues                             $ 172,499   $ 175,678   $ 89,819

Racing expenses                               123,901     106,352     71,040

                                               48,598      69,326     18,779

Administrative expenses                       241,382     193,641     96,139

Income (loss) from operations                (192,784)   (124,315)   (77,360)

Other income (expense):
  Interest and other income                    28,383       11,411      5,291
  Gain (loss) on marketable securitie         (13,306)     (87,406)   (54,049)
  Gain (loss) on disposition of race horses   (23,438)       1,039     12,485
  Write off of limited partnership investment       0            0     (9,576)
  Write off of loan to officer                 (8,361)     (74,956)   (45,849)
Net  (loss)                               $  (201,145)  $ (199,271) $ (123,209)

   Net  (loss) per share                   $   (0.090)  $   (0.089)  $ (0.055)








The accompanying notes to the financial statements are an integral part on these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                      STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1986, 1987 AND 1988




                                       Additional             Total
                               Common   paid-in             shareholders'
                                stock   capital     Deficit    equity

Balance, December 31, 1985  $  22,455 $  737,200 $ (81,950)  $  677,705

Net loss for year                                 (201,145)  $ (201,145)

Balance, December 31, 1986     22,455    737,200  (238,095)  $  476,560

Net loss for year                                 (199,271)  $ (199,271)

Balance, December 31, 1987     22,455    737,200  (482,366)  $  277,289

Net loss for year                                 (123,209)  $ (123,209)

Balance, December 31, 1988  $  22,455 $  737,200 $(605,575)  $  154,080


The accompanying notes to the financial statements are an integral part on these financial statements.

                       FAST EDDIE RACING STABLES, INC.
                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1986, 1987 AND 1988




                                                 1986       1987       1988

Cash flows from operating activities
  Net income (loss)                           $(201,145) $(199,271) $(123,209)

Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation                                  45,971    34,819     14,036
    Loss on marketable securities                 13,306    87,406     54,049
    Loss (gain) on disposition of race horses     23,438    (1,039)   (12,485)
    Loss on write off of limited
     partnership investment                            0         0      9,576
    Write off of loan receivable - officer             0         0          0
    Changes in operating assets and liabilities
      Other current assets                        (1,777)   (4,428)    12,517
      Accounts payable and accrued expenses       91,462   (97,345)    (4,045)
    Total adjustments                            172,400    19,413     73,648

 Net cash provided (used) in operating
             activities                          (28,745) (179,858)   (49,561)

 Cash flows from investing activities
     Purchase of standardbred race horses       (291,906) (199,092)   (50,000)
     Sales of standardbred race horses           163,342   234,565    104,167
     Purchase and sales of marketable
      securities, net                            202,944    72,969    (33,021)
     Investment in limited partnership            (2,000)   (2,899)    (4,677)
     Loans (advanced to) repaid by officer       (41,379)   29,898     (7,293)
     Refund of security deposits                       0         0      1,854
 Net cash provided (used) by investing activities 30,461   135,441     11,030

 Net increase (decrease) in cash                   1,896   (44,417)   (38,531)

Cash, beginning of period                         85,531    87,427     43,010

Cash, end of period                           $   87,427  $ 43,010   $  4,479



The accompanying notes to the financial statements are an integral part on these financial statements.

                      FAST EDDIE RACING STABLES, INC.
                       NOTES TO FINANCIAL STATEMENTS
            FOR THE YEARS ENDED DECEMBER 31, 1986, 1987 AND 1988

NOTE 1.  Organization

Fast Eddie Racing Stables, Inc. (the Company ) was organized under the laws of the State of Florida in 1981 and commenced operations in September, 1983. The Company was involved in the business of racing and trading standardbred race horses until 1989 when it ceased operations.

NOTE 2.  Summary of significant accounting policies

Standardbred race horses are stated at cost. Depreciation is computed utilizing the straight-line method over a five (5) year period, the estimated useful life of such asset.

NOTE 3.  Loans to officer and related party transactions

As of December 31, 1988, the president of Company, Edward T. Shea, Jr., was obligated to the Company in the amount of $78,083. The terms of the loan were unsecured, due on demand, and bearing interest at 10% per annum. In connection with winding down operations in 1989, the Company charged this loan off against operations.

Concurrent with their employment with the Company, the president and vice president also acted as account executives with a brokerage firm used by the Company for its investments. In this capacity, they earned commissions for brokerage transactions made by the Company. The amount of such commissions cannot be determined at this time.

NOTE 4.   Commitments and contingencies

In connection with the cessation of operations, the Company abrogated certain lease obligations covering the president s vehicle and the Company s corporate offices. The potential liability, if any, associated with these actions has not been reflected in the accompanying financial statements.

The Company may be contingently liable for payroll taxes and related costs associated with the forgiveness of the president s loan and unsubstantiated travel and entertainment expenses. No provision has been made in the accompanying financial statements for such items.

NOTE 5.  Investment in limited partnership

Through December 31, 1988, the Company had expended approximately $9,500 for organizing a limited partnership in which it was contemplated that the Company would act as the general partner. In connection with the cessation of operations in 1989, the related costs associated with the development of the limited partnership were charged to operations.

NOTE 6.  Income taxes

The Company has potential net operating loss carryforwards of approximately $707,000 as of December 31, 1995 expiring in 1998 through 2002.