Form 10-Q
period 1989-03-31
FAST EDDIE RACING STABLES INC
filed 1996-08-20
CIK 770461

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549



                                FORM 10-QSB
[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1989

[   ]  Transition report pursuant to Section 13 or 15 (d) of the Securities
       Exchange Act of 1934 for the transition period from _____ to _____.

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





   Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has not been subject to such filing requirements for the past 90 days.
Yes______ No      X     .

As of July 31, 1996 there were 2,245,500 shares of the Company's common stock, $.01 par value, outstanding.

                        FAST EDDIE RACING STABLES, INC.
                                MARCH 31, 1989
                                  (Unaudited)



          INDEX                                              Page No.

PART I - Financial information

     Item I - Financial Statements

           Balance Sheets as of March 31, 1989
           and December 31, 1988                                 3

           Statements of Operations for the three
           months ended March 31, 1989 and 1988                  4

           Statements of Cash Flows for the three
           months ended March 31, 1989 and 1988                  5

           Notes to Financial Statements                         6

     Item2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   7

Signatures                                                       8

                       FAST EDDIE RACING STABLES, INC.
                                BALANCE SHEETS
                                  (Unaudited)



  ASSETS                                     March 31,     December 31,
Current assets:                                1989            1988
  Cash and cash equivalents                 $  2,311       $   4,479
  Marketable securities                        2,347           2,347
  Other current assets                             0               0

       Total current assets                    4,658           6,826


Standardbred race horses, at cost, net of
  accumulated depreciation                    76,191          76,191

Loan to officer                               79,374          78,063

Other assets                                       0               0

       Total assets                          160,223        $161,080


            Liabilities and shareholders' equity

Current liabilities:
  Accounts payable and accrued expenses     $  7,000        $  7,000

       Total current liabilities               7,000           7,000

                                                 -               -
Shareholders' equity:
  Common stock, $.01 par value, 5,000,000
    shares authorized; 2,245,500 shares
    issued and outstanding                    22,455          22,455
Additional paid-in capital                   737,200         737,200
Deficit                                     (606,432)       (605,575)
       Total shareholders' equity            153,223         154,080

 Total liabilities and shareholders' equity $160,223       $ 161,080

                        FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)




                                              Three months ended
                                                    March 31
                                             1989              1988

Racing revenues                           $   8,785       $    55,792

Racing expenses                               5,214            33,155

                                              3,571            22,637

Administrative expenses                       4,428            45,093

Income (loss) from operations                  (857)          (22,456)

Other income (expense):
  Interest and other income                       0             2,218
  Gain (loss) on marketable securities            0            24,106
  Gain (loss) on disposition of race horses       0            (1,562)
  Write off of limited partnership investment     0                 0
  Write off of loan to officer                    0                 0
                                                  0            24,762

Net income (loss)                           $  (857)       $    2,306

Net income (loss) per share                 $(0.000)       $    0.001

                        FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                    Three months ended
                                                         March 31
                                                      1989          1988
Cash flows from operating activities
  Net income (loss)                               $   (857)      $   2,306

  Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation                                         0           7,506
    Loss (gain) on marketable securities                 0         (24,106)
    Loss (gain) on disposition of race horses            0           1,562
    Loss on write off of limited partnership
      investment                                         0               0
    Write off of loan receivable - officer               0               0
    Changes in operating assets and liabilities
      Other current assets                               0           9,829
      Accounts payable and accrued expenses              0          14,193
       Total adjustments                                 0           8,984

       Net cash provided (used) in operating
         activities                                   (857)         11,290

   Cash flows from investing activities
     Purchase of standardbred race horses                0         (13,128)
     Sales of standardbred race horses                   0           8,350
     Purchase and sales of marketable securities, net    0         (21,269)
     Investment in limited partnership                   0          (1,062)
     Loans (advanced to) repaid by officer          (1,311)          9,105
     Refund of security deposits                         0               0
       Net cash provided (used) by investing
         activities                                 (1,311)        (18,004)

       Net increase (decrease) in cash              (2,168)         (6,714)

Cash, beginning of period                            4,479          43,010

Cash, end of period                               $  2,311       $  36,296

                       FAST EDDIE RACING STABLES, INC.
                        NOTES TO FINANCIAL STATEMENTS

NOTE 1.    Interim unaudited financial statements

The accompanying unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not necessarily include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments, consisting of normal recurring accruals, considered necessary for a fair presentation have been included. These statements should be read in conjunction with the financial statements and notes included in the Company's annual report on Form 10-KSB.

NOTE 2.    Discontinued operations

During the year ended December 31, 1989, the Company exhausted its financial resources and decided to discontinue formal operations. In connection with such decision, the Company sustained charges to its Statement of Operations associated with the cost of disposing of remaining assets and the discharge of a personal obligation to the Company by its president aggregating $78,538 and $79,374, respectively.

During the period from discontinuing operations during 1989 through the date of this report, the Company has been and remains inactive.

ITEM 2     MANAGEMENT'S DISCUSSION AND ANALYSIS AND RESULTS OF OPERATIONS

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

Liquidity

       The Company does not currently have any cash or cash equivalents. Current expenses of the Company including licenses, regulatory filings and related professional fees have been paid by the Company's President.

Foreign operations
       The Company has not had, and does not presently have any foreign operations.

                                 SIGNATURES

       Pursuant to the requirements of Section 13 or 15 (d) of the Securities Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on the date hereof.


                                FAST EDDIE RACING STABLES, INC.

                                By:/s/ Edward T. Shea, Jr.
                                   Edward T. Shea, Jr., President

Dated:  August 9, 1996

                                    SIGNATURES

       Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on the behalf of the registrant in the capacity indicated as of the date hereof



       Signatures               Titles                     Date


                           President, Principal Operating
                           Officer, Principal Financial
                           Officer, Principal Accounting
/s/ Edward T. Shea, Jr.    Officer                          August 2, 1996
Edward T. Shea, Jr.