Form 10-Q
period 1989-06-30
FAST EDDIE RACING STABLES INC
filed 1996-08-20
CIK 770461

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549



                                FORM 10-QSB

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1989

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





   Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or such s horter period that the registrant was required to file such reports), and (2) has not been subject to such filing requirements for the past 90 days. Yes______ No X .

As of July 31, 1996 there were 2,245,500 shares of the Company's common stock, $.01 par value, outstanding.

                       FAST EDDIE RACING STABLES, INC.
                              JUNE 30, 1989
                               (Unaudited)



          INDEX                                                    Page No.

PART I - Financial information

     Item I - Financial Statements

                Balance Sheets as of June 30, 1989
                and December 31, 1988                                  3

                Statements of Operations for the six
                months ended June 30, 1989 and 1988                    4

                Statements of Cash Flows for the six
                months ended June 30, 1989 and 1988                    5

                Notes to Financial Statements                          6

    Item2 - Management's Discussion and Analysis of Financial
            Condition and Results of Operations                        7

Signatures                                                             8

                     FAST EDDIE RACING STABLES, INC.
                             BALANCE SHEETS
                                (Unaudited)



     ASSETS                                       June 30,      December 31,
Current assets:                                     1989           1988
  Cash and cash equivalents                    $    1,643     $    4,479
  Marketable securities                             2,347          2,347
  Other current assets                                  0              0

     Total current assets                           3,990          6,826


Standardbred race horses, at cost, net of
  accumulated depreciation                         76,191         76,191

Loan to officer                                    79,374         78,063

Other assets                                            0              0

     Total assets                              $  159,555      $ 161,080


          Liabilities and shareholders' equity

Current liabilities:
  Accounts payable and accrued expenses        $    7,000      $   7,000

     Total current liabilities                      7,000          7,000

                                                       -             -
Shareholders' equity:
  Common stock, $.01 par value, 5,000,000
    shares authorized; 2,245,500 shares
    issued and outstanding                         22,455         22,455
Additional paid-in capital                        737,200        737,200
Deficit                                          (607,100)      (605,575)
     Total shareholders' equity                   152,555        154,080

     Total liabilities and shareholders' equity $ 159,555      $ 161,080

                        FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                        Three months ended   Six months ended
                                             June 30            June 30
                                            1989    1988      1989     1988
Racing revenues                          $ 1,063 $  23,417  $ 9,848  $ 79,209

Racing expenses                                0    18,406    5,214    51,561

                                           1,063     5,011    4,634    27,468

Administrative expenses                    1,731    51,368    6,159    96,461

Income (loss) from operations               (668)  (46,357)  (1,525)  (68,813)

Other income (expense):
 Interest and other income                     0       407        0     2,625
 Gain (loss) on marketable securities          0   (27,626)       0    (3,520)
 Gain (loss) on disposition of race horses     0    14,603        0    13,041
 Write off of limited partnership
  investment                                   0         0        0         0
 Write off of loan to officer                  0         0        0         0
                                               0   (12,616)       0    12,146
Net income (loss)                        $  (668) $(58,973) $(1,525) $(56,667)

Net income (loss) per share              $(0.000) $ (0.026) $(0.001) $ (0.025)

                       FAST EDDIE RACING STABLES, INC.
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                        Nine months ended
                                                             June 30,
                                                        1989        1988
Cash flows from operating activities
  Net income (loss)                                  $ (1,525)   $ (56,667)

Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation                                            0       12,006
    Loss (gain) on marketable securities                    0       27,626
    Loss (gain) on disposition of race horses               0       13,041
    Loss on write off of limited partnership
     investment                                             0            0
    Write off of loan receivable - officer                  0            0
    Changes in operating assets and liabilities
      Other current assets                                           6,549
      Accounts payable and accrued expenses                 0       11,969
    Total adjustments                                       0       71,191

    Net cash provided (used) in operating
             activities                                (1,525)      14,524

   Cash flows from investing activities
     Purchase of standardbred race horses                   0      (63,128)
     Sales of standardbred race horses                      0       90,963
     Purchase and sales of marketable securities, net       0      (47,951)
     Investment in limited partnership                      0       (2,627)
     Loans (advanced to) repaid by officer             (1,311)      17,481
     Refund of security deposits                            0            0

 Net cash provided (used) by investing activities      (1,311)     (5,262)

 Net increase (decrease) in cash                       (2,836)      9,262

Cash, beginning of period                               4,479      43,010

Cash, end of period                                  $  1,643   $  52,272

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