Form 10-Q
period 1989-09-30
FAST EDDIE RACING STABLES INC
filed 1996-08-20
CIK 770461

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549



                                FORM 10-QSB

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1989

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



          INDEX                                                   Page No.

PART I - Financial information

     Item I - Financial Statements

                Balance Sheets as of September 30, 1989
                and December 31, 1988                                 3

                Statements of Operations for the nine
                months ended September 30, 1989 and 1988              4

                Statements of Cash Flows for the nine
                months ended September 30, 1989 and 1988              5

                Notes to Financial Statements                         6

    Item2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations               7

Signatures                                                            8

                     FAST EDDIE RACING STABLES, INC.
                             BALANCE SHEETS
                                (Unaudited)



     ASSETS                                    September 30,  December 31,
Current assets:                                     1989           1988
  Cash and cash equivalents                    $      -       $    4,479
  Marketable securities                                 0          2,347
  Other current assets                                  0              0

     Total current assets                               0          6,826


Standardbred race horses, at cost, net of
  accumulated depreciation                              0         76,191

Loan to officer                                         0         78,063

Other assets                                            0              0

     Total assets                               $    -         $ 161,080


          Liabilities and shareholders' equity

Current liabilities:
  Accounts payable and accrued expenses         $       0      $   7,000

     Total current liabilities                          0          7,000

                                                       -             -
Shareholders' equity:
  Common stock, $.01 par value, 5,000,000
    shares authorized; 2,245,500 shares
    issued and outstanding                         22,455         22,455
Additional paid-in capital                        737,200        737,200
Deficit                                          (759,655)      (605,575)
     Total shareholders' equity                         0        154,080

     Total liabilities and shareholders' equity $    -        $  161,080

                        FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                      Three months ended   Nine months ended
                                         September 30,        Septemner 30,
                                         1989    1988        1989     1988

Racing revenues                       $ 7,629 $ 10,154 $    17,477 $   89,363

Racing expenses                             0   10,440       5,214     62,001

                                        7,629     (286)     12,263     27,362

Administrative expenses                 2,272   17,069       8,431    113,530

Income (loss) from operations           5,357  (17,355)      3,832    (86,168)

Other income (expense):
 Interest and other income                  0         0          0      2,625
 Gain (loss) on marketable securities  (2,347)  (43,362)    (2,347)   (46,882)
 Gain (loss) on disposition of race
  horses                              (76,191)        0    (76,191)    13,041
 Write off of limited partnership
  investment                                0         0          0          0
 Write off of loan to officer         (79,374)        0    (79,374)         0
                                     (157,912)  (43,362)  (157,912)   (31,216)
Net income (loss)                   $(152,555) $(60,717) $(154,080) $(117,384)

Net income (loss) per share         $  (0.068) $ (0.027) $  (0.069) $  (0.052)

                       FAST EDDIE RACING STABLES, INC.
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                        Nine months ended
                                                          September 30,
                                                        1989         1988
Cash flows from operating activities
  Net income (loss)                                $ (154,080)   $ (117,384)

Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation                                            0        16,306
    Loss (gain) on marketable securities                2,347        43,362
    Loss (gain) on disposition of race horses          76,191       (13,041)
    Loss on write off of limited partnership
     investment                                             0            0
    Write off of loan receivable - officer             79,374            0
    Changes in operating assets and liabilities
      Other current assets                                  0       12,517
      Accounts payable and accrued expenses            (7,000)       6,217
    Total adjustments                                 150,912       65,361

    Net cash provided (used) in operating
             activities                                (3,168)     (52,023)

   Cash flows from investing activities
     Purchase of standardbred race horses                   0      (63,128)
     Sales of standardbred race horses                      0      117,045
     Purchase and sales of marketable securities, net       0      (35,587)
     Investment in limited partnership                      0       (3,089)
     Loans (advanced to) repaid by officer             (1,311)       6,333
     Refund of security deposits                            0            0

 Net cash provided (used) by investing activities      (1,311)      21,574

 Net increase (decrease) in cash                       (4,479)     (30,449)

Cash, beginning of period                               4,479       43,010

Cash, end of period                                  $    -     $   12,561

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