Form 10-K
period 1989-12-31
FAST EDDIE RACING STABLES INC
filed 1996-08-20
CIK 770461

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
               ______________________________________________

                                 FORM 10-KSB

[ X ] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1989

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

     Check whether the issuer  (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has not been subject to such filing requirements for the past 90 days.
Yes ___   No X .

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

Description of  the Business

      During the years it conducted operations, the Company owned and raced standardbred race horses at facilities in Florida, New York, New Jersey, Maryland and California. The horses were trained and driven by independent professional personnel pursuant to specific agreements.
Under these agreements, the bulk of the training, boarding and related costs of maintaining the Company s horses were borne by the driver/trainer.

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


      As of December 31, 1987, there were approximately 47 holders of record of the Company s common stock. This information was obtained from the Company's transfer agent. Subsequent transfers of the Company s common stock , if any, are unknown.

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


ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial Statements and Supplementary Data are set forth in ITEM 14.






ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company s independent accountants during the period from inception through the Company s Form 10-K filing for the year ended December 31, 1987 was Imber & Anchel, Certified Public Accountants. Such firm is no longer in existence, and the successor firm does not provide accounting services to companies filing with the United States Securities and Exchange Commission.

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

      (2) During 1989, Messrs. Eugene Cooke, Vincent Mulhall and Thomas McGinty resigned the positions as Directors of the Company.

      (3) Directors are elected to serve until the next annual meeting of shareholders. The Company s Executive Officers serve at the discretion of the Board of Directors. Each of the Company s Directors and Officers continues to serve until their successors have been elected and qualified.

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

      During the year ended December 31, 1987, Edward T. Shea, Jr. borrowed $120,000 from the Company in order to purchase investment stock on the behalf of the Company. Subsequent to the original purchase of such stock, it was titled in the name of the Company rather than Mr. Shea, personally. When such transfer occurred, the stock had already decreased in value to approximately $22,000.
Mr. Shea agreed to reimburse the Company for any losses realized from this investment. During 1988 and through the date of discontinuing operations in 1989 the Company sustained additional losses on its investments. Aggregate investment losses charged against operations since inception amounted to approximately $139,000. Mr. Shea's informal agreement to reimburse the Company for losses associated with the 1987 investment was excused in conjunction with the discontinuance of operations.





















                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

      (a)       There are filed as part of this Form 10-KSB the following:

      (1) Financial statements - Pursuant to Section 210.3-11 of Regulation SX, the financial statements presented herein are unaudited as the registrant is deem to be inactive (as that term is defined within the Regulation):

           (I)   Balance sheets as of December 31, 1988 and 1989

           (ii) Statements of operations for each of the three years ended December 31, 1987, 1988 and 1989

           (iii) Statements of shareholders equity for each of the three years ended December 31, 1987, 1988 and 1989

           (iv) Statements of cash flows for each of the three years ended December 31, 1987, 1988 and 1989

           (v)   Notes to financial statements

      (2) Schedules are omitted because either they are not applicable or the required information is shown in the financial statements or notes thereto.

      (3) Form 8-K - The Company did not file any Form 8-K during the periods covered by this filing.

      (4) The documents listed below were previously filed with the Commission with the Company s Form S-18 Registration No. 2-98138-A filed October 7, 1985 and are incorporated by reference:

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

                        FAST EDDIE RACING STABLES, INC.
                               BALANCE SHEETS
                         DECEMBER 31, 1988 AND 1989


                                                 1987       1988

     ASSETS
Current assets:
  Cash and cash equivalents                  $   4,479  $        0
  Marketable securities                          2,347           0
  Other current assets                               0           0

     Total current assets                        6,826           0


Standardbred race horses, at cost, net of
  accumulated depreciation (Note 2)             76,191           0

Loan to officer (Note 3)                        78,063           0

Other assets                                         0           0

     Total assets                           $  161,080   $      -


          Liabilities and shareholders' equity

Current liabilities:
  Accounts payable and accrued expenses     $    7,000    $       0

     Total current liabilities                   7,000            0

 Commitments and contingencies (Note 4)            -            -

Shareholders' equity:
  Common stock, $.01 par value, 5,000,000
    shares authorized; 2,245,500 shares
    issued and outstanding                       22,455       22,455
Additional paid-in capital                      737,200      737,200
Deficit                                        (605,575)    (759,655)
     Total shareholders' equity                 154,080            0

  Total liabilities and shareholders' equity $  161,080    $     -

The accompanying notes to the financial statements are an integral part of these financial statements.







                         FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1987, 1988 AND 1989



                                                 1987      1988      1989

Racing revenues                              $ 175,678 $  89,819  $  17,477

Racing expenses                                106,352    71,040      5,214

                                                69,326    18,779     12,263

Administrative expenses                        193,641    96,139      8,431

Income (loss) from operations                 (124,315)  (77,360)     3,832

Other income (expense):
  Interest and other income                     11,411     5,291          0
  Loss on marketable securities                (87,406)  (54,049)    (2,347)
  Gain (loss) on disposition of race horses      1,039    12,485    (76,191)
  Write off of limited partnership investment        0    (9,576)         0
  Write off of loan to officer                       0         0    (79,374)
                                               (74,956)  (45,849)  (157,912)

Net  (loss)                                  $(199,271)$(123,209) $(154,080)

   Net  (loss) per share                     $  (0.089)$  (0.055) $  (0.069)



The accompanying notes to the financial statements are an integral part on these financial statements.
















                         FAST EDDIE RACING STABLES, INC.
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                FOR THE YEARS ENDED DECEMBER 31, 1987, 1988 AND 1989




                                         Additional              Total
                               Common    paid-in              shareholders'
                                stock     capital     Deficit    equity

Balance, December 31, 1986  $  22,455 $  737,200   $ (283,095)   476,560

Net loss for year                                    (199,271) $(199,271)

Balance, December 31, 1987     22,455    737,200     (482,366) $ 277,289

Net loss for year                                    (123,209) $(123,209)

Balance, December 31, 1988     22,455    737,200     (605,575) $ 154,080

Net loss for year                                    (154,080) $(154,080)

Balance, December 31, 1989  $  22,455 $  737,200   $ (759,655) $    -






The accompanying notes to the financial statements are an integral part on these financial statements.


                       FAST EDDIE RACING STABLES, INC.
                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1987, 1988 AND 1989





                                                1987        1988       1989

Cash flows from operating activities
  Net income (loss)                           $(199,271) $(123,209) $(154,080)

Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation                                 34,819     14,036          0
    Loss  on marketable securities               87,406     54,049      2,347
    Loss (gain) on disposition of race horses    (1,039)   (12,485)    76,191
    Loss on write off of limited partnership
     investment                                       0      9,576          0
    Write off of loan receivable - officer            0          0     79,374
    Changes in operating assets and liabilities
      Other current assets                       (4,428)    12,517          0
      Accounts payable and accrued expenses     (97,345)    (4,045)    (7,000)
    Total adjustments                            19,413     73,648    150,912

     Net cash used in operating  activities    (179,858)   (49,561)    (3,168)

   Cash flows from investing activities
     Purchase of standardbred race horses      (199,092)   (50,000)         0
     Sales of standardbred race horses          234,565    104,167          0
     Purchase and sales of marketable
      securities, net                            72,969    (33,021)         0
     Investment in limited partnership           (2,899)    (4,677)         0
     Loans (advanced to) repaid by officer       29,898     (7,293)    (1,311)
     Refund of security deposits                      0      1,854          0

Net cash provided (used) by investing
   activities                                   135,441     11,030     (1,311)

 Net increase (decrease) in cash                (44,417)   (38,531)    (4,479)

Cash, beginning of period                        87,427     43,010      4,479

Cash, end of period                           $  43,010  $   4,479   $    -



The accompanying notes to the financial statements are an integral part on these financial statements.







                      FAST EDDIE RACING STABLES, INC.
                       NOTES TO FINANCIAL STATEMENTS
            FOR THE YEARS ENDED DECEMBER 31, 1987, 1988 AND 1989

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