Form 10-Q
period 1990-03-31
FAST EDDIE RACING STABLES INC
filed 1996-08-20
CIK 770461

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549



                                FORM 10-QSB
[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1990

[   ]  Transition report pursuant to Section 13 or 15 (d) of the Securities ]
       Exchange Act of 1934 for the transition period from _____ to _____.

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





   Check whether the issuer (1) filed all reports required to be filed by section 13 or 15 (d) of the Exchange Act during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has not been subject to such filing requirements for the past 90 days. Yes______ No __X___.

As of July 31, 1996 there were 2,245,500 shares of the Company's common stock, $.01 par value, outstanding.

                        FAST EDDIE RACING STABLES, INC.
                                MARCH 31, 1990
                                  (Unaudited)



          INDEX                                              Page No.

PART I - Financial information

     Item I - Financial Statements

           Balance Sheets as of March 31, 1990
           and December 31, 1989                                 3

           Statements of Operations for the three
           months ended March 31, 1990 and 1989                  4

           Statements of Cash Flows for the three
           months ended March 31, 1990 and 1989                  5

           Notes to Financial Statements                         6

     Item2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   7

Signatures                                                       8

                       FAST EDDIE RACING STABLES, INC.
                                BALANCE SHEETS
                                  (Unaudited)



  ASSETS                                     March 31,     December 31,
Current assets:                                1990            1989
  Cash and cash equivalents                $       0     $         0
  Marketable securities                            0               0
  Other current assets                             0               0

       Total current assets                        0               0


Standardbred race horses, at cost, net of
  accumulated depreciation                         0              0

Loan to officer                                    0              0

Other assets                                       0              0

       Total assets                         $     -       $      -


            Liabilities and shareholders' equity

Current liabilities:
  Accounts payable and accrued expenses     $      0      $       0

       Total current liabilities                   0              0

                                                  -              -
Shareholders' equity:
  Common stock, $.01 par value, 5,000,000
    shares authorized; 2,245,500 shares
    issued and outstanding                    22,455         22,455
Additional paid-in capital                   737,200        737,200
Deficit                                     (759,655)      (759,655)
       Total shareholders' equity                  0              0

 Total liabilities and shareholders' equity $     -       $      -

                        FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                 Three months ended
                                                      March 31
                                                  1990        1989

Racing revenues                               $       0   $   8,785

Racing expenses                                       0       5,214

                                                      0       3,571

Administrative expenses                               0       4,428

Income (loss) from operations                         0        (857)

Other income (expense):
  Interest and other income                           0           0
  Gain (loss) on marketable securities                0           0
  Gain (loss) on disposition of race horses           0           0
  Write off of limited partnership investment         0           0
  Write off of loan to officer                        0           0
                                                      0           0

Net income (loss)                             $       0   $    (857)

Net income (loss) per share                   $     -     $  (0.000)

                        FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         Three months ended
                                                             March 31
                                                           1990       1989
Cash flows from operating activities
  Net income (loss)                                     $      0  $   (857)

  Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation                                               0         0
    Loss (gain) on marketable securities                       0         0
    Loss (gain) on disposition of race horses                  0         0
    Loss on write off of limited partnership investment        0         0
    Write off of loan receivable - officer                     0         0
    Changes in operating assets and liabilities
      Other current assets                                     0         0
      Accounts payable and accrued expenses                    0         0
       Total adjustments                                       0         0

     Net cash provided (used) in operating activities          0      (857)

   Cash flows from investing activities
     Purchase of standardbred race horses                      0         0
     Sales of standardbred race horses                         0         0
     Purchase and sales of marketable securities, net          0         0
     Investment in limited partnership                         0    (1,311)
     Loans (advanced to) repaid by officer                     0         0
     Refund of security deposits                               0         0
  Net cash provided (used) by investing activities             0    (1,311)

         Net increase (decrease) in cash                       0    (2,168)

  Cash, beginning of period                                    0     4,479

  Cash, end of period                                   $     -   $  2,311

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