Form 10-Q
period 1990-06-30
FAST EDDIE RACING STABLES INC
filed 1996-08-20
CIK 770461

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549



                                FORM 10-QSB
[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1990

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

                        FAST EDDIE RACING STABLES, INC.
                               JUNE 30, 1990
                                (Unaudited)


           INDEX                                            Page No

PART I - Financial information

     Item I - Financial Statements

              Balance Sheets as of June 30, 1990
              and December 31, 1989                            3

              Statements of Operations for the six
              months ended June 30, 1990 and 1989              4

              Statements of Cash Flows for the six
              months ended June 30, 1990 and 1989              5

              Notes to Financial Statements                    6

    Item2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations         7

Signatures                                                     8

                     FAST EDDIE RACING STABLES, INC.
                             BALANCE SHEETS
                                (Unaudited)



     ASSETS                                      June 30,      December 31,
Current assets:                                     1990           1989
  Cash and cash equivalents                    $      -       $    -
  Marketable securities                                 0              0
  Other current assets                                  0              0

     Total current assets                               0              0


Standardbred race horses, at cost, net of
  accumulated depreciation                              0              0

Loan to officer                                         0              0

Other assets                                            0              0

     Total assets                               $    -         $    -


          Liabilities and shareholders' equity

Current liabilities:
  Accounts payable and accrued expenses        $        0      $       0

     Total current liabilities                          0              0

                                                       -             -
Shareholders' equity:
  Common stock, $.01 par value, 5,000,000
    shares authorized; 2,245,500 shares
    issued and outstanding                         22,455         22,455
Additional paid-in capital                        737,200        737,200
Deficit                                          (759,655)      (759,655)
     Total shareholders' equity                         0              0

     Total liabilities and shareholders' equity $    -        $      -

                        FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                        Three months ended   Six months ended
                                           June 30,             June 30,
                                            1990    1989      1990     1989
Racing revenues                          $   -    $  1,063 $   -     $  9,848

Racing expenses                                0         0        0     5,214

                                               0     1,063        0     4,634

Administrative expenses                        0     1,731        0     6,159

Income (loss) from operations                  0      (668)       0    (1,525)

Other income (expense):
 Interest and other income                     0         0        0         0
 Gain (loss) on marketable securities          0         0        0         0
 Gain (loss) on disposition of race horses     0         0        0         0
 Write off of limited partnership
  investment                                   0         0        0         0
 Write off of loan to officer                  0         0        0         0
                                               0         0        0         0

Net income (loss)                        $     0      (668)       0    (1,525)

Net income (loss) per share              $   -    $ (0.000) $   -    $ (0.001)

                       FAST EDDIE RACING STABLES, INC.
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                        Six months ended
                                                             June 30,
                                                        1989        1988
Cash flows from operating activities
  Net income (loss)                                  $   -      $   (1,525)

Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation                                            0            0
    Loss (gain) on marketable securities                    0            0
    Loss (gain) on disposition of race horses               0            0
    Loss on write off of limited partnership
     investment                                             0            0
    Write off of loan receivable - officer                  0            0
    Changes in operating assets and liabilities
      Other current assets                                  0            0
      Accounts payable and accrued expenses                 0            0
    Total adjustments                                       0            0

    Net cash provided (used) in operating
             activities                                     0       (1,525)

   Cash flows from investing activities
     Purchase of standardbred race horses                   0            0
     Sales of standardbred race horses                      0            0
     Purchase and sales of marketable securities, net       0            0
     Investment in limited partnership                      0            0
     Loans (advanced to) repaid by officer                  0       (1,311)
     Refund of security deposits                            0            0

 Net cash provided (used) by investing activities           0       (1,311)

 Net increase (decrease) in cash                            0       (2,836)

Cash, beginning of period                                   0        4,479

Cash, end of period                                  $    -     $    1,643

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