Form 10-Q
period 1990-09-30
FAST EDDIE RACING STABLES INC
filed 1996-08-20
CIK 770461

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549



                                FORM 10-QSB

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1990

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

                    FAST EDDIE RACING STABLES, INC.
                          SEPTEMBER 30, 1990
                              (Unaudited)



          INDEX                                                  Page No.

PART I - Financial information

     Item I - Financial Statements

                Balance Sheets as of September 30, 1990
                and December 31, 1989                               3

                Statements of Operations for the nine
                months ended September 30, 1990 and 1989            4

                Statements of Cash Flows for the nine
                months ended September 30, 1990 and 1989            5

                Notes to Financial Statements                       6

    Item2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations             7

Signatures                                                          8

                     FAST EDDIE RACING STABLES, INC.
                             BALANCE SHEETS
                                (Unaudited)



     ASSETS                                    September 30,  December 31,
Current assets:                                     1990           1989
  Cash and cash equivalents                    $      -       $     -
  Marketable securities                                 0              0
  Other current assets                                  0              0

     Total current assets                               0              0


Standardbred race horses, at cost, net of
  accumulated depreciation                              0              0

Loan to officer                                         0              0

Other assets                                            0              0

     Total assets                               $    -         $       0


          Liabilities and shareholders' equity

Current liabilities:
  Accounts payable and accrued expenses         $       0      $       0

     Total current liabilities                          0              0

                                                       -             -
Shareholders' equity:
  Common stock, $.01 par value, 5,000,000
    shares authorized; 2,245,500 shares
    issued and outstanding                         22,455         22,455
Additional paid-in capital                        737,200        737,200
Deficit                                          (759,655)      (759,655)
     Total shareholders' equity                         0              0

     Total liabilities and shareholders' equity $    -        $      -

                        FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                      Three months ended   Nine months ended
                                         September 30,        Septemner 30,
                                         1990    1989        1990     1989

Racing revenues                       $   -   $  7,629 $      -    $   17,477

Racing expenses                             0        0           0      5,214

                                            0    7,629           0     12,263

Administrative expenses                     0    2,272           0      8,431

Income (loss) from operations               0    5,357           0      3,832

Other income (expense):
 Interest and other income                  0         0          0          0
 Gain (loss) on marketable securities       0    (2,347)         0     (2,347)
 Gain (loss) on disposition of race
  horses                                    0   (76,191)         0    (76,191)
 Write off of limited partnership
  investment                                0         0          0          0
 Write off of loan to officer               0   (79,374)         0    (79,374)
                                            0  (157,912)         0   (157,912)
Net income (loss)                   $     -   $(152,555) $     -    $(154,080)

Net income (loss) per share         $     -    $ (0.068) $     -    $  (0.069)

                       FAST EDDIE RACING STABLES, INC.
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                        Nine months ended
                                                          September 30,
                                                        1990        1989
Cash flows from operating activities
  Net income (loss)                                $      -      $ (154,080)

Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation                                            0             0
    Loss (gain) on marketable securities                    0         2,347
    Loss (gain) on disposition of race horses               0        76,191
    Loss on write off of limited partnership
     investment                                             0             0
    Write off of loan receivable - officer                  0        79,374
    Changes in operating assets and liabilities
      Other current assets                                  0            0
      Accounts payable and accrued expenses                 0       (7,000)
    Total adjustments                                       0      150,912

    Net cash provided (used) in operating
             activities                                     0       (3,168)

   Cash flows from investing activities
     Purchase of standardbred race horses                   0            0
     Sales of standardbred race horses                      0            0
     Purchase and sales of marketable securities, net       0            0
     Investment in limited partnership                      0            0
     Loans (advanced to) repaid by officer                  0       (1,311)
     Refund of security deposits                            0            0

 Net cash provided (used) by investing activities           0       (1,311)

 Net increase (decrease) in cash                            0       (4,479)

Cash, beginning of period                                   0        4,479

Cash, end of period                                  $    -     $     -

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