Form 10-K
period 1990-12-31
FAST EDDIE RACING STABLES INC
filed 1996-08-20
CIK 770461

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
              ________________________________________________

                                 FORM 10-KSB

[ X ] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1990

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

                                 PART  II

ITEM 5.     MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      The Company has been inactive for a period in excess of five years as of the date hereof and has not filed all required reports with the United States
Securities and Exchange Commission.   Accordingly, there has been no available
market for its  common stock.  During the year ended December 31, 1986 the
Company's common stock price, as reported in the  Pink Sheets   published by the
National Quotation Bureau, Inc., had a high and low of $1.25 and $.12, respectively. During most of 1987 and periods subsequent thereto, the shares were either unquoted or quoted at $.01.


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

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      Financial Statements and Supplementary Data are set forth in ITEM 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      The Company s independent accountants during the period from inception through the Company's Form 10-K filing for the year ended December 31, 1987 was Imber & Anchel, Certified Public Accountants. Such firm is no longer in existence, and the successor firm does not provide accounting services to companies filing with the United States Securities and Exchange Commission.

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

                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

      (a)       There are filed as part of this Form 10-KSB the following:

      (1) Financial statements - Pursuant to Section 210.3-11 of Regulation SX, the financial statements presented herein are unaudited as the registrant is deem to be inactive (as that term is defined within the Regulation):

           (I)   Balance sheets as of December 31, 1989 and 1990

           (ii) Statements of operations for each of the three years ended December 31, 1988, 1989 and 1990

           (iii) Statements of shareholders equity for each of the three years ended December 31, 1988, 1989 and 1990

           (iv) Statements of cash flows for each of the three years ended December 31, 1988, 1989 and 1990

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

      (4) The documents listed below were previously filed with the Commission with the Company's Form S-18 Registration No. 2-98138-A filed October 7, 1985 and are incorporated by reference:

           (i)  Articles of Incorporation of the Company

           (ii) Bylaws of the Company

           (iii)Specimen common stock certificate of the Company

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

                        FAST EDDIE RACING STABLES, INC.
                               BALANCE SHEETS
                         DECEMBER 31, 1989 AND 1990


                                                  1989       1990

     ASSETS
Current assets:
  Cash and cash equivalents                     $      0  $       0
  Marketable securities                                0          0
  Other current assets                                 0          0

     Total current assets                              0          0


Standardbred race horses, at cost, net of
  accumulated depreciation (Note 2)                    0          0

Loan to officer  (Note 3)                              0          0

Other assets                                           0          0

     Total assets                                $    -    $     -


          Liabilities and shareholders' equity

Current liabilities:
  Accounts payable and accrued expenses          $     0    $     0

     Total current liabilities                         0          0

Commitments and contingencies (Note 4)                -          -

Shareholders' equity:
  Common stock, $.01 par value, 5,000,000
    shares authorized; 2,245,500 shares
    issued and outstanding                         22,455     22,455
Additional paid-in capital                        737,200    737,200
Deficit                                          (759,655)  (759,655)
     Total shareholders' equity                         0          0

     Total liabilities and shareholders' equity   $   -      $    -

The accompanying notes to the financial statements are an integral part of these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1988, 1989 AND 1990



                                                1988      1989      1990

Racing revenues                            $   89,819  $  17,477  $    -

Racing expenses                                71,040      5,214          0

                                               18,779     12,263          0

Administrative expenses                        96,139      8,431          0

Income (loss) from operations                 (77,360)     3,832          0

Other income (expense):
  Interest and other income                     5,291          0          0
  Loss on marketable securities               (54,049)    (2,347)         0
  Gain (loss) on disposition of race horses    12,485    (76,191)         0
  Write off of limited partnership investment  (9,576)         0          0
  Write off of loan to officer                      0    (79,374)         0
                                              (45,849)  (157,912)         0

Net  (loss)                                 $(123,209) $(154,080)  $      0

   Net  (loss) per share                    $  (0.055) $  (0.069)  $    -




The accompanying notes to the financial statements are an integral part on these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                      STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1988, 1989 AND 1990




                                       Additional               Total
                              Common    paid-in               shareholders'
                              stock     capital     Deficit      equity

Balance, December 31, 1987  $  22,455 $  737,200  $ (482,366)  $  277,289

Net loss for year                                   (123,209)  $ (123,209)

Balance, December 31, 1988     22,455    737,200    (605,575)  $  154,080

Net loss for year                                   (154,080)  $ (154,080)

Balance, December 31, 1989     22,455    737,200    (759,655)  $      -

Net loss for year                                          0   $      -

Balance, December 31, 1990   $ 22,455  $ 737,200   $(759,655)  $      -





The accompanying notes to the financial statements are an integral part on these financial statements.

                       FAST EDDIE RACING STABLES, INC.
                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1988, 1989 AND 1990


                                                  1988       1989      1990

Cash flows from operating activities
  Net Loss                                   $ (123,209) $ (154,080) $   -

Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation                                 14,036            0        0
    Loss on marketable securities                54,049        2,347        0
    Loss (gain) on disposition of race horses   (12,485)      76,191        0
    Loss on write off of limited partnership
     investment                                   9,576            0        0
    Write off of loan receivable - officer            0       79,374        0
    Changes in operating assets and liabilities
      Other current assets                       12,517            0        0
      Accounts payable and accrued expenses      (4,045)      (7,000)       0
    Total adjustments                            73,648      150,912        0

 Net cash used in operating  activities         (49,561)      (3,168)       0

Cash flows from investing activities
     Purchase of standardbred race horses       (50,000)           0        0
     Sales of standardbred race horses          104,167            0        0
     Purchase and sales of marketable
      securities, net                           (33,021)           0        0
     Investment in limited partnership           (4,677)           0        0
     Loans (advanced to) repaid by officer       (7,293)      (1,311)       0
     Refund of security deposits                  1,854            0        0

 Net cash provided (used) by investing
   activities                                    11,030       (1,311)       0

 Net increase (decrease) in cash                (38,531)      (4,479)       0

Cash, beginning of period                        43,010        4,479        0

Cash, end of period                          $    4,479    $     -     $   -



The accompanying notes to the financial statements are an integral part on these financial statements.

                      FAST EDDIE RACING STABLES, INC.
                       NOTES TO FINANCIAL STATEMENTS
            FOR THE YEARS ENDED DECEMBER 31, 1988, 1989 AND 1990



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