Form 10-Q
period 1991-09-30
FAST EDDIE RACING STABLES INC
filed 1996-08-20
CIK 770461

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549



                                FORM 10-QSB

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1991

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

                     FAST EDDIE RACING STABLES, INC.
                         SEPTEMBER 30, 1991
                            (Unaudited)



          INDEX                                                    Page No.

PART I - Financial information

     Item I - Financial Statements

                Balance Sheets as of September 30, 1991
                and December 31, 1990                                 3

                Statements of Operations for the nine
                months ended September 30, 1991 and 1990              4

                Statements of Cash Flows for the nine
                months ended September 30, 1991 and 1990              5

                Notes to Financial Statements                         6

    Item2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations               7

Signatures                                                            8

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

                        FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                      Three months ended   Nine months ended
                                         September 30,        Septemner 30,
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

                       FAST EDDIE RACING STABLES, INC.
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                        Nine months ended
                                                          September 30,
                                                        1991         1990
Cash flows from operating activities
  Net income (loss)                                $     -     $      -

Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation                                            0             0
    Loss (gain) on marketable securities                    0             0
    Loss (gain) on disposition of race horses               0             0
    Loss on write off of limited partnership
     investment                                             0             0
    Write off of loan receivable - officer                  0             0
    Changes in operating assets and liabilities
      Other current assets                                  0             0
      Accounts payable and accrued expenses                 0             0
    Total adjustments                                       0             0

    Net cash provided (used) in operating                   0             0
      activities

   Cash flows from investing activities
     Purchase of standardbred race horses                   0             0
     Sales of standardbred race horses                      0             0
     Purchase and sales of marketable securities, net       0             0
     Investment in limited partnership                      0             0
     Loans (advanced to) repaid by officer                  0             0
     Refund of security deposits                            0             0

 Net cash provided (used) by investing activities           0             0

 Net increase (decrease) in cash                            0             0

Cash, beginning of period                                   0             0

Cash, end of period                                  $    -     $      -

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