Form 10-K
period 1991-12-31
FAST EDDIE RACING STABLES INC
filed 1996-08-20
CIK 770461

U. S. SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C. 20549
               ______________________________________________
                                 FORM 10-KSB

[ X ] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 1991
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

                                   PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

      (a)       There are filed as part of this Form 10-KSB the following:

      (1) Financial statements - Pursuant to Section 210.3-11 of Regulation SX, the financial statements presented herein are unaudited as the registrant is deem to be inactive (as that term is defined within the Regulation):

           (I)   Balance sheets as of December 31, 1990 and 1991

           (ii) Statements of operations for each of the three years ended December 31, 1989, 1990 and 1991

           (iii) Statements of shareholders equity for each of the three years ended December 31, 1989, 1990 and 1991

           (iv) Statements of cash flows for each of the three years ended December 31, 1989, 1990 and 1991

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

                        FAST EDDIE RACING STABLES, INC.
                               BALANCE SHEETS
                         DECEMBER 31, 1990 AND 1991


                                                   1990        1991

     ASSETS
Current assets:
  Cash and cash equivalents                  $     -       $      -
  Marketable securities                                0              0
  Other current assets                                 0              0

     Total current assets                              0              0


Standardbred race horses, at cost, net of
  accumulated depreciation (Note 2)                    0              0

Loan to officer (Note 3)                               0              0

Other assets                                           0              0

     Total assets                             $     -        $      -


          Liabilities and shareholders' equity

Current liabilities:
  Accounts payable and accrued expenses       $        0     $        0

     Total current liabilities                         0              0

Commitments and contingencies( Not 4)                -              -

Shareholders' equity:
  Common stock, $.01 par value, 5,000,000
    shares authorized; 2,245,500 shares
    issued and outstanding                        22,455         22,455
Additional paid-in capital                       737,200        737,200
Deficit                                         (759,655)      (759,655)
     Total shareholders' equity                        0              0

  Total liabilities and shareholders' equity   $      -       $      -

The accompanying notes to the financial statements are an integral part of these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1989, 1990 AND 1991



                                              1989      1990      1991

Racing revenues                             $ 17,477  $      0  $    -

Racing expenses                                5,214         0          0

                                              12,263         0          0

Administrative expenses                        8,431         0          0

Income (loss) from operations                  3,832         0          0

Other income (expense):
  Interest and other income                        0         0          0
  Loss on marketable securities               (2,347)        0          0
  Gain (loss) on disposition of race horses  (76,191)        0          0
  Write off of limited partnership
   investment                                      0         0          0
  Write off of loan to officer               (79,374)        0          0
                                            (157,912)        0          0

Net  (loss)                                $(154,080)  $     0  $       0

   Net  (loss) per share                   $  (0.069)  $    -   $     -




The accompanying notes to the financial statements are an integral part on these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                      STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1989, 1990 AND 1991




                                       Additional               Total
                             Common     paid-in              shareholders'
                             stock      capital      Deficit    equity

Balance, December 31, 1988 $ 22,455   $ 737,200    $ (605,575) $  154,080

Net loss for year                                    (154,080) $ (154,080)

Balance, December 31, 1989   22,455     737,200      (759,655) $     -

Net loss for year                                           0  $     -

Balance, December 31, 1990   22,455     737,200      (759,655) $     -

Net loss for year                                           0  $     -

Balance, December 31, 1991 $ 22,455   $ 737,200    $ (759,655) $     -







The accompanying notes to the financial statements are an integral part on these financial statements.

                       FAST EDDIE RACING STABLES, INC.
                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1989, 1990 AND 1991





                                                 1989        1990     1991

Cash flows from operating activities
  Net Loss                                   $ (154,080) $     -   $    -

Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation                                      0          0         0
    Loss on marketable securities                 2,347          0         0
    Loss (gain) on disposition of race horses    76,191          0             0
    Loss on write off of limited partnership
     investment                                       0          0         0
    Write off of loan receivable - officer       79,374          0         0
    Changes in operating assets and liabilities
      Other current assets                            0          0         0
      Accounts payable and accrued expenses      (7,000)         0         0
    Total adjustments                           150,912          0         0

 Net cash used in operating activities           (3,168)         0         0

 Cash flows from investing activities
     Purchase of standardbred race horses             0          0         0
     Sales of standardbred race horses                0          0         0
     Purchase and sales of marketable
      securities, net                                 0          0         0
     Investment in limited partnership                0          0         0
     Loans (advanced to) repaid by officer       (1,311)         0         0
     Refund of security deposits                      0          0         0

Net cash provided (used) by investing
  activities                                     (1,311)         0         0

 Net increase (decrease) in cash                 (4,479)         0         0

Cash, beginning of period                         4,479          0         0

Cash, end of period                           $     -     $    -     $    -



The accompanying notes to the financial statements are an integral part on these financial statements.

                      FAST EDDIE RACING STABLES, INC.
                       NOTES TO FINANCIAL STATEMENTS
            FOR THE YEARS ENDED DECEMBER 31, 1989, 1990 AND 1991

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