Form 10-Q
period 1992-06-30
FAST EDDIE RACING STABLES INC
filed 1996-08-20
CIK 770461

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549



                                FORM 10-QSB

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1992

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

                        FAST EDDIE RACING STABLES, INC.
                               JUNE 30, 1992
                                (Unaudited)



          INDEX                                                   Page No.

PART I - Financial information

     Item I - Financial Statements

                Balance Sheets as of June 30, 1992
                and December 31, 1991                                 3

                Statements of Operations for the six
                months ended June 30, 1992 and 1991                   4

                Statements of Cash Flows for the six
                months ended June 30, 1992 and 1991                   5

                Notes to Financial Statements                         6

    Item2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations                7

Signatures                                                            8

                     FAST EDDIE RACING STABLES, INC.
                             BALANCE SHEETS
                                (Unaudited)



     ASSETS                                       June 30,      December 31,
Current assets:                                     1992           1991
  Cash and cash equivalents                    $      -       $    -
  Marketable securities                                 0              0
  Other current assets                                  0              0

     Total current assets                               0              0


Standardbred race horses, at cost, net of
  accumulated depreciation                              0              0

Loan to officer                                         0              0

Other assets                                            0              0

     Total assets                               $    -         $    -


          Liabilities and shareholders' equity

Current liabilities:
  Accounts payable and accrued expenses         $       0      $       0

     Total current liabilities                          0              0

                                                       -             -
Shareholders' equity:
  Common stock, $.01 par value, 5,000,000
    shares authorized; 2,245,500 shares
    issued and outstanding                         22,455         22,455
Additional paid-in capital                        737,200        737,200
Deficit                                          (759,655)      (759,655)
     Total shareholders' equity                         0              0

     Total liabilities and shareholders' equity $    -        $      -

                        FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                        Three months ended   Six months ended
                                             June 30             June 30
                                            1992    1991      1992     1991

Racing revenues                          $   -    $  -     $    -    $   -

Racing expenses                                0         0        0         0

                                               0         0        0         0

Administrative expenses                        0         0        0         0

Income (loss) from operations                  0         0        0         0

Other income (expense):
 Interest and other income                     0         0        0         0
 Gain (loss) on marketable securities          0         0        0         0
 Gain (loss) on disposition of race horses     0         0        0         0
 Write off of limited partnership
  investment                                   0         0        0         0
 Write off of loan to officer                  0         0        0         0
                                               0         0        0         0
Net income (loss)                        $   -    $    -    $   -     $   -

Net income (loss) per share              $   -    $    -    $   -     $   -

                       FAST EDDIE RACING STABLES, INC.
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                        Six months ended
                                                             June 30,
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