Form 10-K
period 1993-12-31
FAST EDDIE RACING STABLES INC
filed 1996-08-20
CIK 770461

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549
              ________________________________________________
                                FORM 10-KSB

[ X ] Annual report under Section 13 or 15 (d) of the Securities Exchange Act of 1934

                For the fiscal year ended December 31, 1993
                       Commission File No. 2-97360-A

                      FAST EDDIE RACING STABLES, INC.
             (Exact name of issuer as specified in its charter)

     Florida                                             59-2091510
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                          Identification Number

424 N.E. 10th Street, Boca Raton, Florida                  33432-2938
(Address of principal Executive Offices)                   (Zip Code)

Issuers telephone number, including area code:           (407) 395-6202

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

                                  PART IV

ITEM 14.     EXHIBITS, FINANCIAL STATEMENTS, AND REPORTS ON FORM 8-K

     (a)       There are filed as part of this Form 10-KSB the following:

     (1) Financial statements - Pursuant to Section 210.3-11 of Regulation SX, the financial statements presented herein are unaudited as the registrant is deem to be inactive (as that term is defined within the Regulation):

          (I)  Balance sheets as of December 31, 1992 and 1993

          (ii) Statements of operations for each of the three years ended December 31, 1991, 1992 and 1993

          (iii)Statements of shareholders equity for each of the three years ended December 31, 1991, 1992 and 1993

          (iv) Statements of cash flows for each of the three years ended December 31, 1991, 1992 and 1993

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

                        FAST EDDIE RACING STABLES, INC.
                               BALANCE SHEETS
                         DECEMBER 31, 1992 AND 1993

                                                1992          1993

     ASSETS
Current assets:
  Cash and cash equivalents                  $     -     $      -
  Marketable securities                               0             0
  Other current assets                                0             0

     Total current assets                             0             0


Standardbred race horses, at cost, net of
  accumulated depreciation (Note 2)                    0            0

Loan to officer (Note 3)                               0            0

Other assets                                           0            0

     Total assets                             $     -      $     -


          Liabilities and shareholders' equity

Current liabilities:
  Accounts payable and accrued expenses       $         0  $         0

     Total current liabilities                          0            0


Commitments and contingencies (Note 4)               -            -

Shareholders' equity:
  Common stock, $.01 par value, 5,000,000
    shares authorized; 2,245,500 shares
    issued and outstanding                         22,455        22,455
Additional paid-in capital                        737,200       737,200
Deficit                                          (759,655)     (759,655)
     Total shareholders' equity                         0             0

  Total liabilities and shareholders' equity   $     -      $      -

The accompanying notes to the financial statements are an integral part of these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF OPERATIONS
            FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993



                                                 1991      1992     1993

Racing revenues                                $   -     $   -    $   -

Racing expenses                                      0        0         0

                                                     0        0         0

Administrative expenses                              0        0         0

Income (loss) from operations                        0        0         0

Other income (expense):
  Interest and other income                          0        0        0
  Gain (loss) on marketable securities               0        0        0
  Gain (loss) on disposition of race horses          0        0        0
  Write off of limited partnership investment        0        0        0
  Write off of loan to officer                       0        0        0
                                                     0        0        0

Net  (loss)                                     $   -    $   -     $   -

   Net  (loss) per share                        $   -    $   -     $   -








The accompanying notes to the financial statements are an integral part on these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                      STATEMENTS OF SHAREHOLDERS' EQUITY
            FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993




                                        Additional             Total
                               Common    paid-in              shareholders'
                               stock     capital    Deficit     equity

Balance, December 31, 1990  $  22,455 $  737,200 $ (759,655)   $    -

Net loss for year                                         0    $    -

Balance, December 31, 1991     22,455    737,200   (759,655)   $    -

Net loss for year                                         0    $    -

Balance, December 31, 1992     22,455    737,200   (759,655)   $    -

Net loss for year                                         0    $    -

Balance, December 31, 1993  $  22,455 $  737,200  $ (759,655)  $    -





The accompanying notes to the financial statements are an integral part on these financial statements.

                       FAST EDDIE RACING STABLES, INC.
                          STATEMENTS OF CASH FLOWS
            FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993





                                                 1991       1992     1993

Cash flows from operating activities
  Net Loss                                     $   -     $   -     $   -

Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation                                      0         0         0
    Loss  on marketable securities                    0         0         0
    Loss (gain) on disposition of race horses         0         0         0
    Loss on write off of limited partnership
     investment                                       0         0         0
    Write off of loan receivable - officer            0         0         0
    Changes in operating assets and liabilities
      Other current assets                            0         0         0
      Accounts payable and accrued expenses           0         0         0
    Total adjustments                                 0         0         0
    Net cash provided (used) in operating
             activities                               0         0         0
   Cash flows from investing activities
     Purchase of standardbred race horses             0         0         0
     Sales of standardbred race horses                0         0         0
     Purchase and sales of marketable
      securities, net                                 0         0         0
     Investment in limited partnership                0         0         0
     Loans (advanced to) repaid by officer            0         0         0
     Refund of security deposits                      0         0         0

 Net cash provided (used) by investing
  activities                                          0         0         0

 Net increase (decrease) in cash                      0         0         0

Cash, beginning of period                             0         0         0

Cash, end of period                              $   -     $   -    $   -



The accompanying notes to the financial statements are an integral part on these financial statements.

                      FAST EDDIE RACING STABLES, INC.
                       NOTES TO FINANCIAL STATEMENTS
            FOR THE YEARS ENDED DECEMBER 31, 1991, 1992 AND 1993

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

</DOCUMENT