Form 10-Q
period 1994-03-31
FAST EDDIE RACING STABLES INC
filed 1996-08-20
CIK 770461

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549



                                FORM 10-QSB
[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended March 31, 1994

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



                 INDEX                                       Page No.

PART I - Financial information

     Item I - Financial Statements

           Balance Sheets as of March 31, 1994
           and December 31, 1993                                 3

           Statements of Operations for the three
           months ended March 31, 1994 and 1993                  4

           Statements of Cash Flows for the three
           months ended March 31, 1994 and 1993                  5

           Notes to Financial Statements                         6

     Item2 - Management's Discussion and Analysis of Financial
           Condition and Results of Operations                   7

Signatures                                                       8

                         FAST EDDIE RACING STABLES, INC.
                                BALANCE SHEETS
                                  (Unaudited)



  ASSETS                                     March 31,     December 31,
Current assets:                                1994            1993
  Cash and cash equivalents                $    -        $     -
  Marketable securities                            0               0
  Other current assets                             0               0

       Total current assets                        0               0


Standardbred race horses, at cost, net of
  accumulated depreciation                         0               0

Loan to officer                                    0               0

Other assets                                       0               0

       Total assets                         $     -       $       -


            Liabilities and shareholders' equity

Current liabilities:
  Accounts payable and accrued expenses     $      0      $        0

       Total current liabilities                   0               0

                                                  -               -
Shareholders' equity:
  Common stock, $.01 par value, 5,000,000
    shares authorized; 2,245,500 shares
    issued and outstanding                    22,455          22,455
Additional paid-in capital                   737,200         737,200
Deficit                                     (759,655)       (759,655)
       Total shareholders' equity                  0               0

 Total liabilities and shareholders' equity $     -       $      -

                        FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                                 Three months ended
                                                      March 31
                                                  1994        1993

Racing revenues                               $    -      $    -

Racing expenses                                       0           0

                                                      0           0

Administrative expenses                               0           0

Income (loss) from operations                         0           0

Other income (expense):
  Interest and other income                           0           0
  Gain (loss) on marketable securities                0           0
  Gain (loss) on disposition of race horses           0           0
  Write off of limited partnership investment         0           0
  Write off of loan to officer                        0           0
                                                      0           0

Net income (loss)                             $    -      $     -

Net income (loss) per share                   $    -      $     -

                        FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF CASH FLOWS
                                  (Unaudited)


                                                         Three months ended
                                                             March 31
                                                           1994       1993
Cash flows from operating activities
  Net income (loss)                                     $    -    $    -

  Adjustments to reconcile net loss to net cash
  used in operating activities
    Depreciation                                               0         0
    Loss (gain) on marketable securities                       0         0
    Loss (gain) on disposition of race horses                  0         0
    Loss on write off of limited partnership investment        0         0
    Write off of loan receivable - officer                     0         0
    Changes in operating assets and liabilities
      Other current assets                                     0         0
      Accounts payable and accrued expenses                    0         0
       Total adjustments                                       0         0

     Net cash provided (used) in operating activities          0         0

   Cash flows from investing activities
     Purchase of standardbred race horses                      0         0
     Sales of standardbred race horses                         0         0
     Purchase and sales of marketable securities, net          0         0
     Investment in limited partnership                         0         0
     Loans (advanced to) repaid by officer                     0         0
     Refund of security deposits                               0         0
  Net cash provided (used) by investing activities             0         0

         Net increase (decrease) in cash                       0         0

  Cash, beginning of period                                    0         0

  Cash, end of period                                   $     -   $    -

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