Form 10-Q
period 1994-06-30
FAST EDDIE RACING STABLES INC
filed 1996-08-20
CIK 770461

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549



                                FORM 10-QSB

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended June 30, 1994

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

                        FAST EDDIE RACING STABLES, INC.
                               JUNE 30, 1994
                                (Unaudited)



          INDEX                                               Page No.

PART I - Financial information

     Item I - Financial Statements

                Balance Sheets as of June 30, 1994
                and December 31, 1993                             3

                Statements of Operations for the six
                months ended June 30, 1994 and 1993               4

                Statements of Cash Flows for the six
                months ended June 30, 1994 and 1993               5

                Notes to Financial Statements                     6

    Item2 - Management's Discussion and Analysis of
         Financial Condition and Results of Operations            7

Signatures                                                        8

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

                        FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                        Three months ended   Six months ended
                                             June 30             June 30
                                            1994    1993      1994     1993

Racing revenues                          $   -    $    -   $    -    $    -

Racing expenses                                0         0        0         0

                                               0         0        0         0

Administrative expenses                        0         0        0         0

Income (loss) from operations                  0         0        0         0

Other income (expense):
 Interest and other income                     0         0        0         0
 Gain (loss) on marketable securities          0         0        0         0
 Gain (loss) on disposition of race horses     0         0        0         0
 Write off of limited partnership
  investment                                   0         0        0         0
 Write off of loan to officer                  0         0        0         0
                                               0         0        0         0
Net income (loss)                        $   -    $    -    $   -     $   -

Net income (loss) per share              $   -    $    -    $   -     $   -

                       FAST EDDIE RACING STABLES, INC.
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                        Six months ended
                                                             June 30,
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