Form 10-Q
period 1995-09-30
FAST EDDIE RACING STABLES INC
filed 1996-08-20
CIK 770461

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549



                                FORM 10-QSB

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1995

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

                     FAST EDDIE RACING STABLES, INC.
                         SEPTEMBER 30, 1995
                           (Unaudited)



          INDEX                                                    Page No.

PART I - Financial information

     Item I - Financial Statements

                Balance Sheets as of September 30, 1995
                and December 31, 1994                                  3

                Statements of Operations for the nine
                months ended September 30, 1995 and 1994               4

                Statements of Cash Flows for the nine
                months ended September 30, 1995 and 1994               5

                Notes to Financial Statements                          6

    Item2 - Management's Discussion and Analysis of
          Financial Condition and Results of Operations                7

Signatures                                                             8

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

                        FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                      Three months ended   Nine months ended
                                         September 30,        Septemner 30,
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

                       FAST EDDIE RACING STABLES, INC.
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                        Nine months ended
                                                          September 30,
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