Form 10-Q
period 1996-09-30
FAST EDDIE RACING STABLES INC
filed 1996-11-13
CIK 770461

U. S. SECURITIES AND EXCHANGE COMMISSION
                           Washington D.C. 20549



                                FORM 10-QSB

[ X ] Quarterly report under Section 13 or 15 (d) of the Securities Exchange Act of 1934 for the quarterly period ended September 30, 1996

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

As of September 30, 1996 there were 2,245,500 shares of the Company's common stock, $.01 par value, outstanding.

                        FAST EDDIE RACING STABLES, INC.
                            SEPTEMBER 30, 1996
                                (Unaudited)



          INDEX                                               Page No.

PART I - Financial information

     Item I - Financial Statements

                Balance Sheets as of September 30, 1996
                and December 31, 1995                            3

                Statements of Operations for the nine and three
                months ended September 30, 1996 and 1995         4

                Statements of Cash Flows for the nine
                months ended September 30, 1996 and 1995         5

                Notes to Financial Statements                    6

     Item II - Management's Discussion and Analysis of
               Financial Condition and Results of Operations     7

Signatures                                                       8

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

                        FAST EDDIE RACING STABLES, INC.
                           STATEMENTS OF OPERATIONS
                                  (Unaudited)



                                        Three months ended   Nine months ended
                                           September 30        September 30
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

                       FAST EDDIE RACING STABLES, INC.
                          STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                        Nine months ended
                                                          September 30,
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

Dated:  November 13, 1996

SIGNATURES

 Pursuant to the requirements of the Securities Act of 1934, this report has been signed below by the following persons on the behalf of the registrant in the capacity indicated as of the date hereof



 Signatures               Titles                           Date


                          President, Principal Operating
                          Officer, Principal Financial
                          Officer, Principal Accounting
/s/ Edward T. Shea, Jr.   Officer                          November 13, 1996
Edward T. Shea, Jr.