Form 10QSB
period 1997-09-30
FAST EDDIE RACING STABLES INC
filed 2004-10-20
CIK 770461

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended September 30, 1997

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

                         FAST EDDIE RACING STABLES, INC.

              Form 10-QSB for the Quarter ended September 30, 1997

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

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                         FAST EDDIE RACING STABLES, INC.
                                 BALANCE SHEETS
                           September 30, 1997 and 1996

                                   (UNAUDITED)

                                                                    September 30,       September 30,
                                                                        1997                1996
                                                                     ---------           ---------
                                     ASSETS

CURRENT ASSETS
   Cash on hand and in bank                                          $      --           $      --
                                                                     ---------           ---------

      TOTAL CURRENT ASSETS                                                  --                  --
                                                                     ---------           ---------

TOTAL ASSETS                                                         $      --           $      --
                                                                     =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                          $     750           $      --
                                                                     ---------           ---------

      TOTAL CURRENT LIABILITIES                                            750                  --
                                                                     ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.001 par value
     100,000,000 shares authorized
     2,245,500 shares issued and outstanding, respectively               2,245               2,245
   Additional paid-in capital                                          757,410             757,410
   Accumulated deficit                                                (760,405)           (759,655)
                                                                     ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                (750)                 --
                                                                     ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                           $      --           $      --
                                                                     =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
             Nine and Three months ended September 30, 1997 and 1996

                                           Nine months      Nine months    Three months     Three months
                                              ended            ended           ended            ended
                                          September 30,    September 30,   September 30,    September 30,
                                              1997             1996            1997             1996
                                           ----------       ----------      ----------       ----------
REVENUES                                   $       --       $       --      $       --       $       --
                                           ----------       ----------      ----------       ----------

EXPENSES
   General and administrative expenses            750               --             250               --
                                           ----------       ----------      ----------       ----------

      Total operating expenses                    750               --             250               --
                                           ----------       ----------      ----------       ----------

LOSS FROM OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES                      (750)              --            (250)              --

PROVISION FOR INCOME TAXES                         --               --              --               --
                                           ----------       ----------      ----------       ----------

NET LOSS                                         (750)              --            (250)              --

OTHER COMPREHENSIVE INCOME                         --               --              --               --
                                           ----------       ----------      ----------       ----------

COMPREHENSIVE LOSS                         $     (750)      $       --      $     (250)      $       --
                                           ==========       ==========      ==========       ==========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                          nil              nil             nil              nil
                                           ==========       ==========      ==========       ==========
Weighted-average number of shares
 outstanding - basic and fully diluted      2,245,500        2,245,500       2,245,500        2,245,500
                                           ==========       ==========      ==========       ==========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                            STATEMENTS OF CASH FLOWS
                  Nine months ended September 30, 1997 and 1996

                                                               Nine months         Nine months
                                                                  ended               ended
                                                              September 30,       September 30,
                                                                  1997                1996
                                                                -------             -------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                             $  (750)            $    --
   Adjustments to reconcile net loss to net
    cash provided by operating activities
     Depreciation and amortization                                   --                  --
     Increase (Decrease) in
      Accounts payable - trade                                      750                  --
                                                                -------             -------

NET CASH USED IN OPERATING ACTIVITIES                                --                  --
                                                                -------             -------

CASH FLOWS FROM INVESTING ACTIVITIES                                 --                  --
                                                                -------             -------

CASH FLOWS FROM FINANCING ACTIVITIES                                 --                  --
                                                                -------             -------

INCREASE (DECREASE) IN CASH                                          --                  --

Cash at beginning of period                                          --                  --
                                                                -------             -------

CASH AT END OF PERIOD                                           $    --             $    --
                                                                =======             =======
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                   $    --             $    --
                                                                =======             =======
   taxes paid for the year                                      $    --             $    --
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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At September 30, 1997 and 1996, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of September 30, 1997 and 1996, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At September 30, 1997 and 1996, respectively, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - INCOME TAXES

The components of income tax (benefit) expense for each of the nine month periods ended September 30, 1997 and 1996, are as follows:

                                             Nine months           Nine months
                                                ended                 ended
                                            September 30,         September 30,
                                                1997                  1996
                                              -------               -------
     Federal:
       Current                                $    --               $    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
     State:
       Current                                     --                    --
       Deferred                                    --                    --
                                              -------               -------
                                                   --                    --
                                              -------               -------
       Total                                  $    --               $    --
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

The Company's income tax expense (benefit) for each of the nine month periods ended September 30, 1997 and 1996, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                              Nine months       Nine months
                                                                 ended             ended
                                                             September 30,     September 30,
                                                                 1997              1996
                                                               -------           -------
Statutory rate applied to income before income taxes           $  (255)          $    --
Increase (decrease) in income taxes resulting from:
  State income taxes                                                --                --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward              255                --
                                                               -------           -------

      Income tax expense                                       $    --           $    --
                                                               =======           =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of September 30, 1997 and 1996, respectively:

                                                September 30,      September 30,
                                                    1997               1996
                                                  -------            -------
Deferred tax assets, reflecting the 2004
 change in control
  Net operating loss carryforwards                $    --            $    --
  Less valuation allowance                             --                 --
                                                  -------            -------

  Net Deferred Tax Asset                          $    --            $    --
                                                  =======            =======

During the nine month periods ended September 30, 1997 and 1996, respectively, there was no change in the reserve for the deferred current tax asset.

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

(3) RESULTS OF OPERATIONS

The Company had no revenue for either of the nine month periods ended September 30, 1997 and 1996, respectively.

General and administrative expenses for the nine month periods ended September 30, 1997 and 1996 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective nine month periods ended September 30, 1997 and 1996 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At September 30, 1997 and 1996, respectively, the Company had working capital of approximately $(750) and $-0-, respectively.

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