Form 10QSB
period 1998-03-31
FAST EDDIE RACING STABLES INC
filed 2004-10-20
CIK 770461

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended March 31, 1998

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

                         FAST EDDIE RACING STABLES, INC.

                Form 10-QSB for the Quarter ended March 31, 1998

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

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                         FAST EDDIE RACING STABLES, INC.
                                 BALANCE SHEETS
                             March 31, 1998 and 1997

                                   (UNAUDITED)

                                                                      March 31, 1998      March 31, 1997
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
                                                                         =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                              $   1,250           $     250
                                                                         ---------           ---------

      TOTAL CURRENT LIABILITIES                                              1,250                 250
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.001 par value
     100,000,000 shares authorized
     2,245,500 shares issued and outstanding, respectively                   2,245               2,245
   Additional paid-in capital                                              757,410             757,410
   Accumulated deficit                                                    (760,905)           (759,905)
                                                                         ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                  (1,250)               (250)
                                                                         ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $      --           $      --
                                                                         =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                   Three months ended March 31, 1998 and 1997


                                             Three months          Three months
                                                ended                 ended
                                            March 31, 1998        March 31, 1997
                                            --------------        --------------

REVENUES                                     $        --           $        --
                                             -----------           -----------

EXPENSES
   General and administrative expenses               250                   250
                                             -----------           -----------

      Total operating expenses                       250                   250
                                             -----------           -----------
LOSS FROM OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES                         (250)                 (250)

PROVISION FOR INCOME TAXES                            --                    --
                                             -----------           -----------

NET LOSS                                            (250)                 (250)

OTHER COMPREHENSIVE INCOME                            --                    --
                                             -----------           -----------

COMPREHENSIVE LOSS                           $      (250)          $      (250)
                                             ===========           ===========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                             nil                   nil
                                             ===========           ===========
Weighted-average number of shares
 outstanding - basic and fully diluted         2,245,500             2,245,500
                                             ===========           ===========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                            STATEMENTS OF CASH FLOWS
                   Three months ended March 31, 1998 and 1997

                                                                 Three months         Three months
                                                                    ended                ended
                                                                March 31, 1998       March 31, 1997
                                                                --------------       --------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $   (250)            $   (250)
   Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization                                      --                   --
      Increase (Decrease) in
       Accounts payable - trade                                         250                  250
                                                                   --------             --------

NET CASH USED IN OPERATING ACTIVITIES                                    --                   --
                                                                   --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                   --
                                                                   --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES                                     --                   --
                                                                   --------             --------

INCREASE (DECREASE) IN CASH                                              --                   --

Cash at beginning of period                                              --                   --
                                                                   --------             --------

CASH AT END OF PERIOD                                              $     --             $     --
                                                                   ========             ========
SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the year                                       $     --             $     --
                                                                   ========             ========
  Income taxes paid for the year                                   $     --             $     --
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

Management further acknowledges that it is solely responsible for adopting sound accounting practices, establishing and maintaining a system of internal accounting control and preventing and detecting fraud. The Company's system of internal accounting control is designed to assure, among other items, that 1) recorded transactions are valid; 2) valid transactions are recorded; and 3) transactions are recorded in the proper period in a timely manner to produce financial statements which present fairly the financial condition, results of operations and cash flows of the Company for the respective periods being presented

During interim periods, the Company follows the accounting policies set forth in its annual audited financial statements filed with the U. S. Securities and Exchange Commission on its Annual Report on Form 10-KSB for the year ended December 31, 1997. The information presented within these interim financial statements may not include all disclosures required by generally accepted accounting principles and the users of financial information provided for interim periods should refer to the annual financial information and footnotes when reviewing the interim financial results presented herein.

In the opinion of management, the accompanying interim financial statements, prepared in accordance with the U. S. Securities and Exchange Commission's
instructions   for  Form  10-QSB,   are   unaudited  and  contain  all  material
adjustments, consisting only of normal recurring adjustments necessary to present fairly the financial condition, results of operations and cash flows of the Company for the respective interim periods presented. The current period results of operations are not necessarily indicative of results which ultimately will be reported for the full fiscal year ending December 31, 1998.

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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At March 31, 1998 and 1997, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of March 31, 1998 and 1997, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At March 31, 1998 and 1997, respectively, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - INCOME TAXES

The components of income tax (benefit) expense for each of the three months ended March 31, 1998 and 1997, are as follows:

                                           Three months           Three months
                                               ended                 ended
                                           March 31, 1998        March 31, 1997
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

The Company's income tax expense (benefit) for each of the three months ended March 31, 1998 and 1997, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                            Three months      Three months
                                                                ended             ended
                                                            March 31, 1998    March 31, 1997
                                                            --------------    --------------
Statutory rate applied to income before income taxes           $   (85)          $   (85)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                --                --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward               85                85
                                                               -------           -------

      Income tax expense                                       $    --           $    --
                                                               =======           =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of March 31, 1998 and 1997, respectively:

                                                March 31, 1998    March 31, 1997
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
                                                   =======           =======

During the three month periods ended March 31, 1998 and 1997, respectively, there was no change in the reserve for the deferred current tax asset.

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

(3) RESULTS OF OPERATIONS

The Company had no revenue for either of the three month periods ended March 31, 1998 and 1997, respectively.

General and administrative expenses for the three month periods ended March 31, 1998 and 1997 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective three month periods ended March 31, 1998 and 1997 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At March 31, 1998 and 1997, respectively, the Company had working capital of approximately $(1,250) and $(250), respectively.

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