Form 10QSB
period 1998-06-30
FAST EDDIE RACING STABLES INC
filed 2004-10-20
CIK 770461

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 1998

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

                         FAST EDDIE RACING STABLES, INC.

                 Form 10-QSB for the Quarter ended June 30, 1998

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

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                         FAST EDDIE RACING STABLES, INC.
                                 BALANCE SHEETS
                             June 30, 1998 and 1997

                                   (UNAUDITED)

                                                                       June 30, 1998       June 30, 1997
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
                                                                         =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                              $   1,500           $     500
                                                                         ---------           ---------

      TOTAL CURRENT LIABILITIES                                              1,500                 500
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.001 par value
     100,000,000 shares authorized
     2,245,500 shares issued and outstanding, respectively                   2,245               2,245
   Additional paid-in capital                                              757,410             757,410
   Accumulated deficit                                                    (761,155)           (760,155)
                                                                         ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                  (1,500)               (500)
                                                                         ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $      --           $      --
                                                                         =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Six and Three months ended June 30, 1998 and 1997

                                           Six months        Six months      Three months      Three months
                                             ended             ended            ended             ended
                                          June 30, 1998     June 30, 1997    June 30, 1998     June 30, 1997
                                          -------------     -------------    -------------     -------------
REVENUES                                    $       --        $       --       $       --        $       --
                                            ----------        ----------       ----------        ----------

EXPENSES
   General and administrative expenses             500               500              250               250
                                            ----------        ----------       ----------        ----------

      Total operating expenses                     500               500              250               250
                                            ----------        ----------       ----------        ----------

LOSS FROM OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES                       (500)             (500)            (250)             (250)

PROVISION FOR INCOME TAXES                          --                --               --                --
                                            ----------        ----------       ----------        ----------

NET LOSS                                          (500)             (500)            (250)             (250)

OTHER COMPREHENSIVE INCOME                          --                --               --                --
                                            ----------        ----------       ----------        ----------

COMPREHENSIVE LOSS                          $     (500)       $     (500)      $     (250)       $     (250)
                                            ==========        ==========       ==========        ==========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                           nil               nil              nil               nil
                                            ==========        ==========       ==========        ==========
Weighted-average number of shares
 outstanding - basic and fully diluted       2,245,500         2,245,500        2,245,500         2,245,500
                                            ==========        ==========       ==========        ==========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                            STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 1998 and 1997

                                                                  Six months        Six months
                                                                     ended             ended
                                                                 June 30, 1998     June 30, 1997
                                                                 -------------     -------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income (loss) for the period                                $   (500)         $   (500)
   Adjustments to reconcile net loss to net
    cash provided by operating activities
      Depreciation and amortization                                      --                --
      Increase (Decrease) in
        Accounts payable - trade                                        500               500
                                                                   --------          --------

NET CASH USED IN OPERATING ACTIVITIES                                    --                --
                                                                   --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                --
                                                                   --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES                                     --                --
                                                                   --------          --------

INCREASE (DECREASE) IN CASH                                              --                --

Cash at beginning of period                                              --                --
                                                                   --------          --------

CASH AT END OF PERIOD                                              $     --          $     --
                                                                   ========          ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
   Interest paid for the year                                      $     --          $     --
                                                                   ========          ========
   Income taxes paid for the year                                  $     --          $     --
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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 1998 and 1997, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 1998 and 1997, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At June 30, 1998 and 1997, respectively, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - INCOME TAXES

The components of income tax (benefit) expense for each of the six month periods ended June 30, 1998 and 1997, are as follows:

                                            Six months            Six months
                                              ended                 ended
                                           June 30, 1998         June 30, 1997
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

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 1998 and 1997, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                              Six months        Six months
                                                                ended             ended
                                                            June 30, 1998     June 30, 1997
                                                            -------------     -------------
Statutory rate applied to income before income taxes           $  (170)          $  (170)
Increase (decrease) in income taxes resulting from:
  State income taxes                                                --                --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward              170               170
                                                               -------           -------

      Income tax expense                                       $    --           $    --
                                                               =======           =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 1998 and 1997, respectively:

                                               June 30, 1998      June 30, 1997
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
                                                  =======            =======

During the six month periods ended June 30, 1998 and 1997, respectively, there was no change in the reserve for the deferred current tax asset.

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

(3) RESULTS OF OPERATIONS

The Company had no revenue for either of the six month periods ended June 30, 1998 and 1997, respectively.

General and administrative expenses for the six month periods ended June 30, 1998 and 1997 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective six month periods ended June 30, 1998 and 1997 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 1998 and 1997, respectively, the Company had working capital of approximately $(1,500) and $(500), respectively.

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