Form 10QSB
period 2001-06-30
FAST EDDIE RACING STABLES INC
filed 2004-10-20
CIK 770461

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-QSB
--------------------------------------------------------------------------------
(Mark one)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

    For the quarterly period ended June 30, 2001

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

                         FAST EDDIE RACING STABLES, INC.

                 Form 10-QSB for the Quarter ended June 30, 2001

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

                                     PART I

ITEM 1 - FINANCIAL STATEMENTS

                         FAST EDDIE RACING STABLES, INC.
                                 BALANCE SHEETS
                             June 30, 2001 and 2000

                                   (UNAUDITED)

                                                                      June 30, 2001       June 30, 2000
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
                                                                         =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                              $   4,500           $   3,500
                                                                         ---------           ---------

      TOTAL CURRENT LIABILITIES                                              4,500               3,500
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.001 par value
     100,000,000 shares authorized
     2,245,500 shares issued and outstanding, respectively                   2,245               2,245
   Additional paid-in capital                                              757,410             757,410
   Accumulated deficit                                                    (764,155)           (763,155)
                                                                         ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                  (4,500)             (3,500)
                                                                         ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $      --           $      --
                                                                         =========           =========

   The financial information presented herein has been prepared by management without audit by independent certified public accountants.
   The accompanying notes are an integral part of these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                Six and Three months ended June 30, 2001 and 2000

                                             Six months        Six months       Three months      Three months
                                               ended             ended             ended             ended
                                           June 30, 2001     June 30, 2000     June 30, 2001     June 30, 2000
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

                         FAST EDDIE RACING STABLES, INC.
                            STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2001 and 2000

                                                                   Six months        Six months
                                                                     ended             ended
                                                                 June 30, 2001     June 30, 2000
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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At June 30, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences. Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of June 30, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At June 30, 2001 and 2000, respectively, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - INCOME TAXES

The components of income tax (benefit) expense for each of the six month periods ended June 30, 2001 and 2000, are as follows:

                                            Six months            Six months
                                              ended                 ended
                                           June 30, 2001         June 30, 2000
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

The Company's income tax expense (benefit) for each of the six month periods ended June 30, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                              Six months        Six months
                                                                ended             ended
                                                            June 30, 2001     June 30, 2000
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
                                                               =======           =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of June 30, 2001 and 2000, respectively:

                                               June 30, 2001      June 30, 2000
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
                                                  =======            =======

During the six month periods ended June 30, 2001 and 2000, respectively, there was no change in the reserve for the deferred current tax asset.

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

(3) RESULTS OF OPERATIONS

The Company had no revenue for either of the six month periods ended June 30, 2001 and 2000, respectively.

General and administrative expenses for the six month periods ended June 30, 2001 and 2000 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective six month periods ended June 30, 2001 and 2000 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At June 30, 2001 and 2000, respectively, the Company had working capital of approximately $(4,500) and $(3,500), respectively.

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