Form 10KSB
period 2001-12-31
FAST EDDIE RACING STABLES INC
filed 2004-10-20
CIK 770461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
--------------------------------------------------------------------------------
(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

    For the fiscal year ended December 31, 2001

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

      Securities registered under Section 12(g) of the Exchange Act: - None
--------------------------------------------------------------------------------
Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2001 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of October 4, 2004 was approximately $-0-.

As of October 4, 2004, there were 5,000,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                         FAST EDDIE RACING STABLES, INC.

                                INDEX TO CONTENTS

                                                                     Page Number
                                                                     -----------
PART I

Item 1   Description of Business                                            2
Item 2   Description of Property                                           11
Item 3   Legal Proceedings                                                 11
Item 4   Submission of Matters to a Vote of Security Holders               11

PART II

Item 5   Market for Company's Common Stock and Related Stockholders        11
         Matters                                                           12
Item 6   Management's Discussion and Analysis or Plan of Operation         14
Item 7   Financial Statements
Item 8   Changes in and Disagreements with Accountants                     14
         on Accounting and Financial Disclosures                           15
Item 8A  Controls and Procedures

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
         Compliance with Section 16(a) of the Exchange Act                 15
Item 10  Executive Compensation
Item 11  Security Ownership of Certain Beneficial Owners and Management    17
         and Related Stockholder Matters                                   17
Item 12  Certain Relationships and Related Transactions                    17
Item 13  Exhibits and Reports on 8-K                                       18
Item 14  Principal Accountant Fees and Services

SIGNATURES                                                                 18

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

RESULTS OF OPERATIONS

The Company had no revenue for the years ended December 31, 2001 and 2000, respectively.

General and administrative expenses for the years ended December 31, 2001 and 2000 were nominal. The Company has been delinquent in providing periodic filings pursuant to the Securities Exchange Act of 1934. It is anticipated that future expenditure levels will increase as the Company intends to fully comply with it's periodic reporting requirements. Earnings per share for the respective years ended December 31, 2001 and 2000 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2001 and 2000, respectively, the Company had working capital of approximately $(5,000) and $(4,000), respectively.

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

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2001 and 2000 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2001, for filing with the Securities and Exchange Commission.

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
                                                                 Glenn A. Little
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director

                         FAST EDDIE RACING STABLES, INC.

                                    CONTENTS
                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                           F-2

FINANCIAL STATEMENTS

   Balance Sheets
     as of December 31, 2001 and 2000                                        F-3

   Statements of Operations and Comprehensive Loss
     for the years ended December 31, 2001 and 2000                          F-4

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2001 and 2000                          F-5

   Statements of Cash Flows
     for the years ended December 31, 2001 and 2000                          F-6

   Notes to Financial Statements                                             F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Stockholders
Fast Eddie Racing Stables, Inc.

We have audited the accompanying balance sheets of Fast Eddie Racing Stables, Inc. (a Florida corporation) as of December 31, 2001 and 2000 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for the each of the two years ended December 31, 2001 and 2000, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fast Eddie Racing Stables, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the each of the two years ended December 31, 2001 and 2000, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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


                                        /s/ S. W. Hatfield, CPA
                                        -------------------------
                                        S. W. HATFIELD, CPA
Dallas, Texas
October 4, 2004

                         FAST EDDIE RACING STABLES, INC.
                                 BALANCE SHEETS
                           December 31, 2001 and 2000

                                                                        December 31,        December 31,
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
                                                                         =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                              $   5,000           $   4,000
                                                                         ---------           ---------

      TOTAL CURRENT LIABILITIES                                              5,000               4,000
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.001 par value
     100,000,000 shares authorized
     2,245,500 shares issued and outstanding, respectively                   2,245               2,245
   Additional paid-in capital                                              757,410             757,410
   Accumulated deficit                                                    (764,655)           (763,655)
                                                                         ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                  (5,000)             (4,000)
                                                                         ---------           ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $      --           $      --
                                                                         =========           =========

   The accompanying notes are an integral part of these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2001 and 2000


                                              Year ended            Year ended
                                              December 31,          December 31,
                                                  2001                  2000
                                              -----------           -----------

REVENUES                                      $        --           $        --
                                              -----------           -----------

EXPENSES
   General and administrative expenses              1,000                 1,000
                                              -----------           -----------

      Total operating expenses                      1,000                 1,000
                                              -----------           -----------

LOSS FROM CONTINUING OPERATIONS BEFORE
 PROVISION FOR INCOME TAXES                        (1,000)               (1,000)

PROVISION FOR INCOME TAXES                             --                    --
                                              -----------           -----------

NET LOSS                                           (1,000)               (1,000)

OTHER COMPREHENSIVE INCOME                             --                    --
                                              -----------           -----------

COMPREHENSIVE LOSS                            $    (1,000)          $    (1,000)
                                              ===========           ===========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                              nil                   nil
                                              ===========           ===========
Weighted-average number of shares
 outstanding - basic and fully diluted          2,245,500             2,245,000
                                              ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2001 and 2000

                                       Common Stock          Additional
                                   ---------------------      paid-in    Accumulated
                                   Shares         Amount      capital      deficit        Total
                                   ------         ------      -------      -------        -----
BALANCES AT JANUARY 1, 2000      2,245,000        $2,245      757,410     $(762,655)     $(3,000)

Net loss for the year                   --            --           --        (1,000)      (1,000)
                                 ---------        ------     --------     ---------      -------

BALANCES AT DECEMBER 31, 2000    2,245,500         2,245      757,410      (763,655)      (4,000)

Net loss for the year                   --            --           --        (1,000)      (1,000)
                                 ---------        ------     --------     ---------      -------

BALANCES AT DECEMBER 31, 2001    2,245,000        $2,245     $757,410     $(764,655)     $(5,000)
                                 =========        ======     ========     =========      =======

   The accompanying notes are an integral part of these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2001 and 2000

                                                                  Year ended        Year ended
                                                                  December 31,      December 31,
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

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2001 and 2000, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2001 and 2000, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At December 31, 2001 and 2000, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2001 and 2000, are as follows:

                                             Year ended            Year ended
                                             December 31,          December 31,
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

The Company's income tax expense (benefit) for each of the years ended December 31, 2001 and 2000, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Year ended    Year ended
                                                      December 31,  December 31,
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
                                                       =======       =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2001 and 2000, respectively:

                                                      December 31,  December 31,
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
                                                       =======       =======

During the years ended December 31, 2001 and 2000, there was no change in the reserve for the deferred current tax asset.

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