Form 10KSB
period 2004-12-31
FAST EDDIE RACING STABLES INC
filed 2005-02-04
CIK 770461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   Form 10-KSB
--------------------------------------------------------------------------------
(Mark one)

[X] Annual Report Under Section 13 or 15(d) of The Securities Exchange Act of 1934

    For the fiscal year ended December 31, 2004

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

      Securities registered under Section 12(g) of the Exchange Act: - None
--------------------------------------------------------------------------------
Check  whether  the issuer  has (1) filed all  reports  required  to be files by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The issuer's revenues for the fiscal year ended December 31, 2004 were $-0-.

The aggregate market value of voting common equity held by non-affiliates as of February 2, 2005 was approximately $-0-.

As of February 2, 2005, there were 5,000,000 shares of Common Stock issued and outstanding.

Transitional Small Business Disclosure Format : Yes [ ] No [X]

                         FAST EDDIE RACING STABLES, INC.

                                INDEX TO CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I

Item 1   Description of Business                                               3
Item 2   Description of Property                                              11
Item 3   Legal Proceedings                                                    11
Item 4   Submission of Matters to a Vote of Security Holders                  11

PART II

Item 5   Market for Company's Common Stock and Related Stockholders Matters   11
Item 6   Management's Discussion and Analysis or Plan of Operation            12
Item 7   Financial Statements                                                 14
Item 8   Changes in and Disagreements with Accountants
         on Accounting and Financial Disclosures                              14
Item 8A  Controls and Procedures                                              15

PART III

Item 9   Directors, Executive Officers, Promoters and Control Persons;
            Compliance with Section 16(a) of the Exchange Act                 15
Item 10  Executive Compensation                                               16
Item 11  Security Ownership of Certain Beneficial Owners and Management
            and Related Stockholder Matters                                   16
Item 12  Certain Relationships and Related Transactions                       16
Item 13  Exhibits and Reports on 8-K                                          17
Item 14  Principal Accountant Fees and Services                               17

SIGNATURES                                                                    18

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

On January 18, 2005, by written consents in lieu of meeting, shareholders representing approximately 70% of the issued and outstanding shares of the Company's common stock approved a recommendation of the Company's Board of Directors to effect a one share for twenty shares reverse split of the Company's common stock, par value $.001 per share, with all fractional shares rounded up to the nearest whole share.

As a result of the reverse split, the total number of issued and outstanding shares of our common stock will be decreased from 5,000,000 shares to approximately 250,000 shares. The Company's Board of Directors anticipates this event will occur on or about February 18, 2005

The Company's equity securities have been issued the trading symbol "FEST"; however, the Company's equity securities do not have posted quotations. As such, the Company may be referred to as a reporting shell corporation. Shell corporations have zero or nominal assets and typically no stated or contingent liabilities. Private companies wishing to become publicly trading may wish to merge with a shell (a reverse merger or reverse acquisition) whereby the shareholders of the private company become the majority of the shareholders of the combined company. The private company may purchase for cash all or a portion of the common shares of the shell corporation from its major stockholders. Typically, the Board and officers of the private company become the new Board and officers of the combined Company and often the name of the private company becomes the name of the combined entity.

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

NO OPERATING HISTORY. The Company has no current or meaningful operating history, revenues from operations or significant assets. The Company faces all of the risks of a new business and the special risks inherent in the investigation, acquisition, or involvement in a new business opportunity. The Company must be regarded as a new or start-up venture with all of the unforeseen costs, expenses, problems, and difficulties to which such ventures are subject.

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

                                     PART II

ITEM 5 - MARKET FOR COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MARKET FOR TRADING

The Company's equity securities have been issued the trading symbol "FEST". There has been no regular, established trading market for the Company's common stock since 1987 and the Company's common stock does not have current posted quotations.

As of February 2, 2005, the Company has approximately 65 shareholders of record.

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

On January 18, 2005, by written consents in lieu of meeting, shareholders representing approximately 70% of the issued and outstanding shares of the Company's common stock approved a recommendation of the Company's Board of Directors to effect a one share for twenty shares reverse split of the Company's common stock, par value $.001 per share, with all fractional shares rounded up to the nearest whole share.

As a result of the reverse split, the total number of issued and outstanding shares of our common stock will be decreased from 5,000,000 shares to approximately 250,000 shares. The Company's Board of Directors anticipates this event will occur on or about February 18, 2005.

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

RESULTS OF OPERATIONS

The Company had no revenue for the years ended December 31, 2004 and 2003, respectively.

General and administrative expenses for the years ended December 31, 2004 and 2003 were approximately $9,945 and $1,000, respectively. The expenditures for Calendar 2004 were incurred during the 4th Calendar quarter as the Company cured the deficiencies in the providing periodic filings pursuant to the Securities Exchange Act of 1934 from prior years. It is anticipated that future expenditure levels will be relatively consistent as the Company complies with it's periodic reporting requirements. Earnings per share for the respective years ended December 31, 2004 and 2003 was $0.00 and $0.00 based on the weighted-average shares issued and outstanding at the end of each respective year.

The Company does not expect to generate any meaningful revenue or incur operating expenses for purposes other than fulfilling the obligations of a reporting company under the Securities Exchange Act of 1934 unless and until such time that the Company's operating subsidiary begins meaningful operations.

At December 31, 2004 and 2003, respectively, the Company had working capital of approximately $10,600 and $(7,000), respectively.

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

ENGAGEMENT OF S. W. HATFIELD, CPA

On or about August 4, 2004, as a result of the change in control of the Company, the Company's new Sole Director authorized the engagement of S. W. Hatfield, CPA of Dallas, Texas (SWHCPA) as the Company's new independent auditors. The Company did not consult with SWHCPA at any time prior to the August 4, 2004 change in control or subsequent thereto, including the Company's two most recent fiscal years ended December 31, 2004 and 2003, and the subsequent interim periods through the date of this Report, regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

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

   31.1  Certification pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
   32.1  Certification pursuant to Section 906 of Sarbanes-Oxley Act of 2002.

Reports on Form 8-K

   None

ITEM 14 - PRINCIPAL ACCOUNTANT FEES AND SERVICES

The Company paid or accrued the following fees in each of the prior two fiscal years to it's principal accountant, S. W. Hatfield, CPA of Dallas, Texas.

                                               Year ended         Year ended
                                               December 31,       December 31,
                                                  2004               2003
                                                 ------             -------

1.   Audit fees                                  $5,775             $    --
2.   Audit-related fees                              --                  --
3.   Tax fees                                        --                  --
4.   All other fees                                  --                  --
                                                 ------             -------

     Totals                                      $5,775             $    --
                                                 ======             =======

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

The Board reviewed the audited financial statements of the Company as of and for the years ended December 31, 2004 and 2003 with management and the independent auditors. Management has the sole ultimate responsibility for the preparation of the Company's financial statements and the independent auditors have the responsibility for their examination of those statements.

Based on the above-mentioned review and discussions with the independent auditors and management, the Board of Directors approved the Company's audited financial statements and recommended that they be included in its Annual Report on Form 10-KSB for the year ended December 31, 2004, for filing with the Securities and Exchange Commission.

The Company's principal accountant, S. W. Hatfield, CPA did not engage any other persons or firms other than the principal accountant's full-time, permanent employees.

                                   SIGNATURES

In accord with Section 13 or 15(d) of the Securities Act of 1933, as amended, the Company caused this report to be signed on its behalf by the undersigned, thereto duly authorized.

                                        FAST EDDIE RACING STABLES, INC.


Dated: February 2, 2005                 By: /s/ Glenn A. Little
       ----------------                    -------------------------------------
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


Dated: February 2, 2005                 By: /s/ Glenn A. Little
       ----------------                    -------------------------------------
                                                                 Glenn A. Little
                                             President, Chief Executive Officer,
                                            Chief Financial Officer and Director

                         FAST EDDIE RACING STABLES, INC.

                                      INDEX

                                                                            Page
                                                                            ----

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM                      F-2

FINANCIAL STATEMENTS

   Balance Sheets
     as of December 31, 2004 and 2003                                        F-3

   Statements of Operations and Comprehensive Loss
     for the years ended December 31, 2004 and 2003                          F-4

   Statement of Changes in Shareholders' Equity
     for the years ended December 31, 2004 and 2003                          F-5

   Statements of Cash Flows
     for the years ended December 31, 2004 and 2003                          F-6

   Notes to Financial Statements                                             F-7

                        LETTERHEAD OF S. W. HATFIELD, CPA


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


Board of Directors and Stockholders
Fast Eddie Racing Stables, Inc.

We have audited the accompanying balance sheets of Fast Eddie Racing Stables, Inc. (a Florida corporation) as of December 31, 2004 and 2003 and the related statements of operations and comprehensive loss, changes in shareholders' equity (deficit) and cash flows for the each of the two years ended December 31, 2004 and 2003, respectively. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fast Eddie Racing Stables, Inc. as of December 31, 2004 and 2003 and the results of its operations and its cash flows for the each of the two years ended December 31, 2004 and 2003, respectively, in conformity with generally accepted accounting principles generally accepted in the United States of America.

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



                                                 /s/ S. W. Hatfield, CPA
                                                 -------------------------
                                                 S. W. HATFIELD, CPA
Dallas, Texas
February 2, 2005

                         FAST EDDIE RACING STABLES, INC.
                                 BALANCE SHEETS
                           December 31, 2004 and 2003

                                                                        December 31,        December 31,
                                                                           2004                2003
                                                                         ---------           ---------
                                     ASSETS
CURRENT ASSETS
   Cash on hand and in bank                                              $  10,617           $      --
                                                                         ---------           ---------

      TOTAL CURRENT ASSETS                                                  10,617                  --
                                                                         ---------           ---------

TOTAL ASSETS                                                             $  10,617           $      --
                                                                         =========           =========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES

CURRENT LIABILITIES
   Accounts payable - trade                                              $      --           $   7,000
                                                                         ---------           ---------

      TOTAL CURRENT LIABILITIES                                                 --               7,000
                                                                         ---------           ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY (DEFICIT)
   Common stock - $0.001 par value
    100,000,000 shares authorized
    5,000,000 and 2,245,500 shares issued and
     outstanding, respectively                                               5,000               2,245
   Additional paid-in capital                                              782,200             757,410
   Accumulated deficit                                                    (776,583)           (766,655)
                                                                         ---------           ---------

      TOTAL SHAREHOLDERS' EQUITY (DEFICIT)                                  10,617              (7,000)
                                                                         ---------           ---------

      TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                         $  10,617           $      --
                                                                         =========           =========

   The accompanying notes are an integral part of these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                 STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
                     Years ended December 31, 2004 and 2003


                                              Year ended            Year ended
                                              December 31,          December 31,
                                                 2004                  2003
                                              -----------           -----------

REVENUES                                      $        --           $        --
                                              -----------           -----------
EXPENSES
   General and administrative expenses              9,946                 1,000
                                              -----------           -----------
      Total operating expenses                      9,946                 1,000
                                              -----------           -----------

LOSS FROM OPERATIONS                               (9,946)               (1,000)

OTHER INCOME
   Interest income                                     18                    --
                                              -----------           -----------

LOSS BEFORE PROVISION FOR INCOME TAXES             (9,928)               (1,000)

PROVISION FOR INCOME TAXES                             --                    --
                                              -----------           -----------

NET LOSS                                           (9,928)               (1,000)

OTHER COMPREHENSIVE INCOME                             --                    --
                                              -----------           -----------

COMPREHENSIVE LOSS                            $    (9,928)          $    (1,000)
                                              ===========           ===========
Earnings per share of common stock
 outstanding computed on net loss -
 basic and fully diluted                              nil                   nil
                                              ===========           ===========
Weighted-average number of shares
 outstanding - basic and fully diluted          3,374,393             2,245,000
                                              ===========           ===========

   The accompanying notes are an integral part of these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                  STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                     Years ended December 31, 2004 and 2003

                                            Common Stock         Additional
                                         -------------------      paid-in      Accumulated
                                         Shares       Amount      capital        deficit          Total
                                         ------       ------      -------        -------          -----
BALANCES AT JANUARY 1, 2003            2,245,500      $2,245      $757,410      $(765,655)      $ (6,000)

Net loss for the year                         --          --            --         (1,000)        (1,000)
                                       ---------      ------      --------      ---------       --------

BALANCES AT DECEMBER 31, 2003          2,245,000       2,245       757,410       (766,655)        (7,000)

Private placement of common stock      2,754,500       2,755        24,790             --         27,545

Net loss for the year                         --          --            --         (9,928)        (9,928)
                                       ---------      ------      --------      ---------       --------

BALANCES AT DECEMBER 31, 2004          5,000,000      $5,000      $782,200      $(776,583)      $ 10,617
                                       =========      ======      ========      =========       ========

   The accompanying notes are an integral part of these financial statements.

                         FAST EDDIE RACING STABLES, INC.
                            STATEMENTS OF CASH FLOWS
                     Years ended December 31, 2004 and 2003

                                                                  Year ended         Year ended
                                                                  December 31,       December 31,
                                                                     2004               2003
                                                                   --------           --------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income (loss) for the period                                 $ (9,928)          $ (1,000)
  Adjustments to reconcile net loss to net cash
   provided by operating activities
    Depreciation and amortization                                        --                 --
    Increase (Decrease) in
      Accounts payable - trade                                       (7,000)             1,000
                                                                   --------           --------
NET CASH USED IN OPERATING ACTIVITIES                               (16,928)                --
                                                                   --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES                                     --                 --
                                                                   --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from sale of common stock                                 27,545                 --
                                                                   --------           --------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            27,545                 --
                                                                   --------           --------

INCREASE (DECREASE) IN CASH                                          10,617                 --

Cash at beginning of period                                              --                 --
                                                                   --------           --------

CASH AT END OF PERIOD                                              $ 10,617           $     --
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURE OF INTEREST AND INCOME TAXES PAID
  Interest paid for the year                                       $     --           $     --
                                                                   ========           ========
  Income taxes paid for the year                                   $     --           $     --
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

The Company was originally formed in 1981 for the purpose of acquiring, racing, breeding and selling standardbred race horses (trotters and pacers). During the year ended December 31, 1989, the Company sold or otherwise disposed of all race horses in order to settle then-outstanding indebtedness. Since December 31, 1989, the Company has had no operations, assets or liabilities. The Company's current principal business activity is to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method. The Company has had no operations, or significant assets since 1989.

                         FAST EDDIE RACING STABLES, INC.

NOTE C - GOING CONCERN UNCERTAINTY - CONTINUED

The Company's continued existence is dependent upon its ability to generate sufficient cash flows from operations to support its daily operations as well as provide sufficient resources to retire existing liabilities and obligations on a timely basis.

The Company anticipates future issuances and/or sales of equity securities to facilitate either the consummation of a business combination transaction or to raise working capital to support and preserve the integrity of the corporate entity. However, there is no assurance that the Company will be able to obtain additional funding through the sales of additional equity securities or, that such funding, if available, will be obtained on terms favorable to or affordable by the Company.

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

NOTE D - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Cash and cash equivalents

     For Statement of Cash Flows purposes, the Company considers all cash on hand and in banks, certificates of deposit and other highly-liquid investments with maturities of three months or less, when purchased, to be cash and cash equivalents.

2. Income Taxes

     The Company uses the asset and liability method of accounting for income taxes. At December 31, 2004 and 2003, respectively, the deferred tax asset and deferred tax liability accounts, as recorded when material to the financial statements, are entirely the result of temporary differences.
     Temporary differences represent differences in the recognition of assets and liabilities for tax and financial reporting purposes, primarily accumulated depreciation and amortization, allowance for doubtful accounts and vacation accruals.

     As of December 31, 2004 and 2003, the deferred tax asset related to the Company's net operating loss carryforward is fully reserved. Due to the provisions of Internal Revenue Code Section 338, the Company may have no net operating loss carryforwards available to offset financial statement or tax return taxable income in future periods as a result of a change in control involving 50 percentage points or more of the issued and outstanding securities of the Company.

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

     At December 31, 2004 and 2003, and subsequent thereto, the Company had no outstanding common stock equivalents.

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

NOTE F - INCOME TAXES

The components of income tax (benefit) expense for each of the years ended December 31, 2004 and 2003, are as follows:

                                             Year ended            Year ended
                                             December 31,          December 31,
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

The Company's income tax expense (benefit) for each of the years ended December 31, 2004 and 2003, respectively, differed from the statutory federal rate of 34 percent as follows:

                                                      Year ended    Year ended
                                                      December 31,  December 31,
                                                         2004          2003
                                                       -------       -------

Statutory rate applied to income before income taxes   $(3,375)      $  (340)
Increase (decrease) in income taxes resulting from:
  State income taxes                                        --            --
  Other, including reserve for deferred tax asset
   and application of net operating loss carryforward    3,375           340
                                                       -------       -------

      Income tax expense                               $    --       $    --
                                                       =======       =======

Temporary differences, consisting primarily of statutory deferrals of expenses for organizational costs and statutory differences in the depreciable lives for property and equipment, between the financial statement carrying amounts and tax bases of assets and liabilities give rise to deferred tax assets and liabilities as of December 31, 2004 and 2003, respectively:

                                                      December 31,  December 31,
                                                         2004          2003
                                                       -------       -------
Deferred tax assets, reflecting the 2004
 change in control
  Net operating loss carryforwards                     $ 3,375       $    --
  Less valuation allowance                              (3,375)           --
                                                       -------       -------

  Net Deferred Tax Asset                               $    --       $    --
                                                       =======       =======

During the years ended December 31, 2004 and 2003, the reserve for the deferred current tax asset increased by approximately $3,375.

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

NOTE H - SUBSEQUENT EVENT

On January 18, 2005, by written consents in lieu of meeting, shareholders representing approximately 70% of the issued and outstanding shares of the Company's common stock approved a recommendation of the Company's Board of Directors to effect a one share for twenty shares reverse split of the Company's common stock, par value $.001 per share, with all fractional shares rounded up to the nearest whole share.

As a result of the reverse split, the total number of issued and outstanding shares of our common stock will be decreased from 5,000,000 shares to approximately 250,000 shares. The Company's Board of Directors anticipates this event will occur on or about February 18, 2005.




                (Remainder of this page left blank intentionally)