Form 10QSB
period 2005-03-31
National Investment Managers Inc.
filed 2005-05-13
CIK 770461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

Commission file number 2-97360-A

NATIONAL INVESTMENT MANAGERS INC.

(Exact name of registrant as specified in its charter)

Florida	59-2091510
(State or other jurisdiction of incorporation or organization)	(I.R.S.Employer identification No.)

830 Third Ave., 14th Floor, New York, New York 10022

(Address of principal executive offices)

(212) 355-1547

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☐ No ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)
Yes ☐ No ☒

As of May 11, 2005, 13,318,513 shares of $.001 par value Common Stock of the registrant were outstanding.

NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES

INDEX

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	Page No.

Condensed Consolidated Balance Sheet - March 31, 2005 (unaudited)	3

Condensed Consolidated Statement of Operations - Three Months ended March 31 2005 (unaudited)	4
Condensed Consolidated Statement of Cash Flows - Three Months ended March 31, 2005 (unaudited)	5
Notes to Condensed Consolidated Financial Statements	6-13

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13-19

Item 3. Quantitative and Qualitative Disclosures about Market Risks	19

Item 4. Controls and Procedures	20

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	21-24

Item 4. Submission of Matters to a Vote of Security Holders	24-25

Item 6. Exhibits and Reports on Form 8-K	25-26

SIGNATURES	26

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Balance Sheet
March 31, 2005
(Unaudited)

CURRENT ASSETS:
Cash	$295,007
Accounts receivable, net	157,759
Accrued interest receivable	2,778
Prepaid directors and officers liability insurance	94,722
Prepaid expenses and other current assets	60,679

Total current assets	610,945

PROPERTY AND EQUIPMENT, net	57,845

OTHER ASSETS
Restricted cash	2,500,000
Goodwill	1,374,486
Customer lists/relationships	3,048,333
Other intangibles	220,833
Deferred financing costs	145,694
Deferred tax asset	30,973
7,320,319

$7,989,109
CURRENT LIABILITIES:
Short-term debt	$436,169
Long-term debt, current portion	132,353
Accounts payable	19,160
Accrued expenses and other current liabilities	52,307

Total current liabilities	639,989

LONG-TERM LIABILITIES:
Long-term debt, less current portion	2,202,647
Preferred dividends payable	68,603
Accrued interest payable	6,070
Deferred tax liability	1,364,139

Total long-term liabilities	3,641,459

Total liabilities	4,281,448

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
Preferred Stock, $.001 par value, 10,000,000 shares authorized;
4,000,000 designated as Series A shares of which 3,820,000
shares issued and outstanding (liquidation preference
$3,820,000)	3,820
Common Stock, $.001 par value 100,000,000 shares authorized,
13,318,513 shares issued	13,319
Additional paid-in capital	4,211,173
Accumulated deficit	(520,651)
Total stockholders' equity	3,707,661

$7,989,109

See accompanying notes to condensed consolidated financial statements

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statement of Operations
Three Months Ended March 31, 2005
(Unaudited)

REVENUES	$555,664

OPERATING EXPENSES:
SELLING EXPENSES	73,333
GENERAL AND ADMINISTRATIVE EXPENSES	544,078
DEPRECIATION AND AMORTIZATION	87,539
STOCK BASED COMPENSATION	2,953
707,903

LOSS FROM OPERATIONS	(152,239)

OTHER INCOME (EXPENSE)
REVERSE ACQUISITION TRANSACTION COSTS	(215,000)
INTEREST EXPENSE	(37,519)
INTEREST AND DIVIDEND INCOME	3,081

(249,438)

(401,677)

DEFERRED INCOME TAX BENEFIT	21,973

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS	(379,704)

PREFERRED DIVIDENDS	(68,603)

NET LOSS	$(448,307)

BASIC AND DILUTED LOSS
PER COMMON SHARE	$(0.03)

WEIGHTED AVERAGE NUMBER OF
COMMON SHARES OUTSTANDING	12,396,000

See accompanying notes to condensed consolidated financial statements

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statement of Cash Flows
Three Months Ended March 31, 2005
(Unaudited)

Cash flows from operating activities:
Net loss available to common shareholders	$(379,704)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	109,653
Non-cash interest	15,000
Stock-based compensation	2,953
Stock issued for services	25,000
Deferred income tax benefit	(21,973)
Increase (decrease) in cash attributable to changes
in operating assets and liabilities:
Accounts receivable	(41,389)
Accrued interest receivable	(2,778)
Prepaid and other current assets	(146,041)
Accounts payable	8,243
Accrued expenses and other current liabilities	(43,493)
Accrued interest payable	6,070
Net cash used in operating activities	(468,459)

Cash flows from investing activities:
Purchases of property and equipment	(8,358)
Acquisition costs (PAS transaction)	(27,500)
Cash acquired (reverse merger transaction)	10,618
Increase in restricted cash (for acquisition purposes)	(2,500,000)
Net cash used in investing activities	(2,525,240)

Cash flows from financing activities:
Proceeds from convertible notes	3,000,000
Proceeds from short-term debt	460,000
Payments on short-term debt	(23,831)
Costs of 2004 common and preferred stock sales, net	(58,242)
of $17,102 collected from the escrow agent
Payment of deferred financing costs	(179,000)

Net cash provided by financing activities	3,198,927

Increase in cash	205,228

Cash, beginning of period	89,779
Cash, end of period	$295,007

Supplemental disclosure of cash flow information:
Interest paid	$16,449

Supplemental disclosures of non-cash investing and
financing activities:
Accrued preferred dividends	$68,603

Conversion of debt and accrued interest into
common stock	$221,109

Warrants and options issued and embedded
conversion feature associated with convertible
debt financing	$830,000

NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Unaudited Statements

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month periods ended March 31, 2005 and 2004 have been included. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements and related notes included in the Company's Form SB-2 filed on April 19, 2005.

The operating results for the three month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the December 31, 2005 year end.

Note 2. Background, Basis of Presentation and Reverse Acquisition Transaction

On February 18, 2005, Fast Eddie Racing Stables, Inc. (“FEST”) entered into an Agreement and Plan of Reorganization (the “Acquisition”) with Duncan Capital Financial Group, Inc. (“DCFG”). On March 9, 2005, FEST completed the acquisition of DCFG. On March 15, 2005, FEST changed its name to National Investment Managers Inc. (“NIVM”). The Acquisition was effected through the exchange of 12,040,000 shares of common stock of FEST for 12,040,000 shares of common stock of DCFG and DCFG effectively became a wholly-owned subsidiary of FEST. Under the terms of the agreement, the former shareholders of DCFG hold approximately 94% of the outstanding common shares of FEST immediately after the effective time of the merger. In addition, each outstanding option and warrant to purchase DCFG common stock was converted into an option or warrant to purchase the number of shares of FEST common stock equal to the number of DCFG common shares underlying the option or warrant immediately prior to the closing of the transaction. Subsequent to the Acquisition, 3,820,000 shares of Series A Preferred stock of DCFG was surrendered in exchange for an equivalent number of preferred shares of NIVM containing identical terms. As the former shareholders of DCFG control FEST after the transaction, the merger was accounted for as a reverse acquisition under which, for accounting purposes, DCFG is deemed to be the acquirer and FEST, the legal acquirer, is deemed to be the acquired entity. No goodwill was recognized since FEST was a “Shell Company”.

On December 13, 2004, DCFG, a recently incorporated company with no operations, acquired 100% of the capital stock of its wholly-owned subsidiaries, Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein, Inc. (“PAS Group”). The PAS Group acquisition is being accounted for as a purchase.

The accompanying 2005 condensed consolidated financial statements include (i) the accounts of DCFG and its subsidiaries from January 1, 2005 to March 31, 2005 and (ii) the accounts of NIVM (formerly FEST) from March 9, 2005 (the effective date of the reverse acquisition) to March 31, 2005. All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Note 4. Accounts Receivable

We carry our accounts receivable at cost less an allowance for doubtful accounts.

Note 5. Allowance for Doubtful Accounts

We maintain allowances for doubtful accounts for estimated losses from customers' inability to make payments. We assess each account that is more than 60 days delinquent and other accounts when information known to us indicates amounts may be uncollectible. In order to estimate the appropriate level of the allowance, we consider such factors as historical bad debts, current customer creditworthiness, changes in customer payment patterns and any correspondence with the customer. If the financial condition of our customers were to deteriorate and impair their ability to make payments, additional allowances might be required in future periods.

Note 6. Goodwill

Goodwill, recognized in connection with the PAS Group acquisition, will not be amortized; rather goodwill will be subject to at least an annual assessment for impairment applying a fair-value based test.

Note 7. Other Intangible Assets

Other intangibles assets recognized in connection with the PAS Group acquisition include the following:

	Amount	Estimated Life
Customer lists/relationships	$3,100,000	15 years
Covenants not to compete	$200,000	3 years
Employment agreements	$50,000	1 year

These other intangible assets will be amortized by use of the straight-line method over the estimated lives of the assets. During the three month period ended March 31, 2005, amortization expense related to customer lists/relationships and other intangible assets was approximately $81,000. We will periodically evaluate the recoverability of intangible assets, taking into account events or circumstances that may warrant a revision to estimated useful lives or impairment conditions.

Note 8. Short-Term Debt

In January 2005, we entered into an agreement to borrow up to $500,000 in senior secured notes (the “2005 Notes”) from a principal stockholder. In January 2005, we borrowed $350,000 pursuant to this agreement. In May of 2005, we borrowed an additional $150,000 under this facility. The 2005 Notes bear interest at the rate of 12% per annum and interest is payable quarterly in arrears on the last day of each quarter. The principal, plus any accrued and unpaid interest is due December 31, 2005. The 2005 Notes are subordinate to the Laurus Master Fund, Ltd. convertible term note issued by the Company.

In February 2005, we entered into an agreement to finance a $110,000 annual premium for directors’ and officers’ liability insurance with an unrelated third party. The notes are payable monthly, with a payment stream of $16,500 in February 2005 and payments of $9,574 from March through December, 2005.

Note 9. Note Payable - Laurus Master Fund, Ltd.

On March 9, 2005, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”), under which we issued and delivered to Laurus (i) a secured convertible term note in the principal amount of $3,000,000 (the “Note”), (ii) a Common Stock Purchase Warrant (the “Warrant”), entitling Laurus to purchase up to 1,084,338 shares of our Common Stock at a per share exercise price of $1.00, and (iii) an option (“Option”) entitling Laurus to purchase up to 643,700 shares of Common Stock at a per share purchase price of $0.01. The issuance and sale of the Note, the Warrant and the Option were made pursuant to the exemption from registration under Section 4(2) under the Securities Act of 1933, as amended (the “Act”), and Regulation D promulgated under the Act. Laurus has represented to the Company that Laurus is an accredited investor under the Act and the rules promulgated thereunder.

At closing, $500,000 of Note proceeds were disbursed to the Company for working capital purposes. The Company paid fees to Laurus of $134,000 out of these gross proceeds and also paid $200,000 to settle outstanding liabilities of the registrant in connection with the acquisition of Duncan Capital Financial Group, Inc. We retained $166,000 of the proceeds for working capital purposes. The remaining $2,500,000 of Note proceeds were deposited by us at a bank in a restricted cash account under the control of Laurus (“Restricted Account”). Funds will be released by Laurus to the Company from the Restricted Account as follows: In connection with certain business acquisitions to be made by the Company, Laurus will direct the bank to release to the Company an amount of funds equal to the product of three times the “Acquired Entity Consolidated EBITDA” of the acquired entities. “Acquired Entity Consolidated EBITDA” is defined as net income before giving effect to interest, taxes, depreciation and amortization.

Laurus may, at any time, convert the outstanding indebtedness of the Note into shares of Common Stock at a price of $0.83 per share, subject to adjustment for subsequent lower price issuances by the Company (subject to certain exceptions), as well as customary adjustment provisions for stock splits, combinations, dividends and the like. Subject to the restrictions on conversion by Laurus described below, Laurus is required to convert the monthly payment due on account of principal and interest, plus any other amounts under the Note that are due and unpaid (“Monthly Amount”), into shares of Common Stock if the following criteria (“Conversion Criteria”) are met:(i) the average closing price of the Common Stock for the five consecutive trading days preceding such due date is greater than 120% of the Fixed Conversion Price, and (ii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the Common Stock for the 22-day trading period immediately preceding the due date of the applicable Monthly Amount. If the Conversion Criteria are not met, Laurus must convert only such part of the Monthly Amount that meets the Conversion Criteria. Any part of the Monthly Amount due on a Repayment Date that Laurus has not been able to convert into shares of Common Stock due to failure to meet the Conversion Criteria must be paid by the Company in cash within three business days of the applicable monthly payment date.

The Warrant grants Laurus the right to purchase up to 1,084,338 shares of Common Stock at an exercise price of $1.00 per share commencing March 9, 2005. The Warrant expires at the close of business on March 9, 2012. The exercise price of the Warrant is subject to adjustment for stock splits, combinations, dividends and the like.

The Option grants Laurus the right to purchase for cash up to 643,700 shares of Common Stock at an exercise price of $0.01 per share on or after the 75th day after Laurus delivers a notice to the Company stating that Laurus wishes to exercise all or a portion of the underlying Common Stock. The Option expires at the close of business on March 9, 2013. The exercise price of the Warrant is subject to adjustment for stock splits, combinations, dividends and the like.

The Company may pay amounts due under the Note in shares of Common Stock only so long as there is an effective registration statement under the Act covering the resale of such shares or an exemption from such registration is available under Rule 144 of the Act. In addition, Laurus is not entitled to receive shares of Common Stock upon exercise of the Warrant or the Option, upon payment of principal or interest on the Note, or upon conversion of the Note if such receipt would cause Laurus to be deemed to beneficially own in excess of 4.99% of the outstanding shares of Common Stock on the date of issuance of such shares. Such provision may be waived by Laurus upon 75 days prior written notice to the Company.

Under the terms of a Registration Rights Agreement between Laurus and the Company, the Company is obligated to register the resale of the shares of Common Stock issuable upon payment or conversion of the Note and exercise of the Warrant and Option and have the registration statement declared effective by the Securities and Exchange Commission on or prior to July 7, 2005. If the registration statement is not declared effective within the time frame described, or if the registration is suspended other than as permitted in the registration rights agreement, the Company will be obligated to pay Laurus a fee equal to 1.5% of the outstanding principal amount of the Note for each 30-day period (pro rated for partial periods) that such registration obligations are not satisfied.

The Company determined the initial carrying value of the March 9, 2005 Note by a two-step allocation process: first to the associated Warrant and Option and second, to an embedded conversion option. First, the Company allocated the proceeds from the sale of the Note between the Note and the Warrant and Option based upon their relative fair values, which resulted in recording a discount on the Note. The values of the Warrant and Option were computed using the Black-Scholes option pricing model. Second, in accordance with Emerging Issues Task Force No. 00-27, “Application of Issue 98-5 to Certain Convertible Instruments”, after allocating the Note proceeds as described above, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. Since the conversion price was less than the fair value of the Company’s stock at the closing date, an embedded conversion option was recorded as paid in capital.

As a result of the Company’s allocations above, $830,000 of the principal amount of the Note was allocated to the Warrant, Option and embedded conversion option. This amount will be amortized as additional (non-cash) interest expense with a corresponding increase to the Note over the life of the Note until such Note is repaid or converted to common stock. During the three months ended March 31, 2005, the Company amortized $15,000 of non-cash interest expense.

Note 10 - Stockholders’ equity

The consolidated statement of stockholders’ equity (not presented herein) has been retroactively restated to reflect the number of shares received by the stockholders of DCFG in the reverse acquisition (see Note 2 - Background, Basis of Presentation and Reverse Acquisition Transaction). The 834,000 shares issued in connection with the reverse acquisition transaction represent the outstanding shares of FEST, whose net assets consisted solely of cash of approximately $11,000, prior to the effectuation of the reverse acquisition transaction.

During the three months ended March 31, 2005, stockholders’ equity was also increased as a result of (i) the recognition of approximately $830,000 of value associated with options, warrants and an embedded conversion option associated with the Laurus Note (see Note 9), (ii) the conversion of approximately $221,000 of notes payable (initially recorded in connection with the PAS Group acquisition) and accrued interest into approximately 295,000 shares of common stock, (iii) the issuance of approximately 150,000 shares of common stock for services and (iv) stock based compensation of approximately $3,000.

During the three months ended March 31, 2005, stockholders’ equity was decreased as a result of preferred dividends of approximately $69,000 and private placement costs of approximately $25,000.

Note 11. Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments,” approximate the carrying amounts presented in the condensed consolidated balance sheet.

Note 12. Arrangements with Off-Balance Sheet Risk - Guarantees

FASB Interpretation No. 45 (FIN 45), Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others, clarified the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. It also requires certain guarantees that are issued or modified after December 31, 2002, including certain third-party guarantees, to be initially recorded on the balance sheet at fair value. For guarantees issued on or before December 31, 2002, liabilities are recorded when and if payments become probable and estimable. FIN 45 has the general effect of delaying recognition for a portion of the revenue for product sales that are accompanied by certain third-party guarantees. The financial statement recognition provisions became effective prospectively beginning January 1, 2003. The Company has not entered into any guarantees.

Note 13. Revenue Recognition

We generate revenue primarily from the following sources:

•	Third party administration. We earn fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered.

•
Financial planning and investment advisory fees and securities commissions. We receive commissions related to the sale of securities and certain investment-related insurance products as well as fees for offering financial advice through financial intermediaries and related services. These fees are based on a percentage of assets under management and are generally paid quarterly. We also charge fees for evaluations of the performance of portfolios.

•
Insurance commissions. Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months premium on the policy and are earned in the year that the policy is originated. In many cases, we receive renewal commissions for a period following the first year, if the policy remains in force.

We recognize revenue from these sources, as follows:

·	Third party administration.
·	Persuasive evidence of an arrangement between us and our client exists

·	Delivery of a completed product to the customer has occurred or the service has been provided to the customer
·	The price to the customer is fixed and determinable

·	Collectibility of the sales price is reasonably assured

·	Financial planning and investment advisory fees and securities commissions.
·	As services are rendered

·	Contingent commissions are recorded as revenue when received

·	Insurance commissions.
·	The policy application is substantially complete

·	The premium is paid
·	The insured party is contractually committed to the purchase of the insurance policy

Note 14. Stock-Based Compensation

The Company complies with the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders’ equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 25.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 10 years, and a risk-free interest rate of 4.2%.

There was no cash flow effect resulting from these arrangements.

Note 15. Income Taxes

The Company complies with SFAS No. 109, "Accounting for Income Taxes," which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

Note 16. Net Income (Loss) Per Share

Basic net income (loss) per share includes no dilution and is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding for the period.

Unexercised stock options and warrants to purchase common stock and Notes convertible into common stock as of March 31, 2005 are as follows:

Options	718,700
Warrants	4,090,638
Convertible Notes	3,614,458
8,423,796

The foregoing common stock equivalents were excluded from the calculation of net loss available to common shareholders since their inclusion would be anti-dilutive.

PROPERTIES

We currently lease approximately 5,738 square feet of office space in Horsham, Pennsylvania under a lease agreement which expires on April 30, 2006. We also lease two offices and shared conference, reception and information technology services in Manhattan on a month-to-month basis from an entity controlled by a shareholder at the rate of $3,000 per month per office, which we believe to be a fair market rate based upon our study of executive office suite rates in the midtown Manhattan area. In the opinion of our management, the leased properties are adequately insured. Our existing properties are in good condition and suitable for the conduct of our business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period ended March 31, 2005 Compared to March 31, 2004

Results of operations for the three months ended March 31, 2005 compared to March 31, 2004 are as follows:

		% of		% of	$ Change	% Change
For the three months ended March 31,	2005	Revenues	2004	Revenues	2004 to 2005	2004 to 2005

Revenues	$555,664	100.00%	$547,499	100.00%	$8,164	1.49%

Operating expenses:
Selling	73,333	13.20%	127,973	23.37%	(54,640)	-42.70%
General and administrative	544,078	97.91%	292,340	53.40%	251,738	86.11%
Depreciation and amortization	87,539	15.75%	1,979	0.36%	85,560	NM
Stock based compensation	2,953	0.53%		0.00%	2,953	NM

	707,903	127.40%	422,293	77.13%	285,610	67.63%

Operating income (loss)	(152,239)	-27.40%	125,207	22.87%	(277,446)	-221.59%

Other income (expense):
Reverse acquisition transaction costs	(215,000)	-38.69%		0.00%	(215,000)	NM
Interest expense	(37,519)	-6.75%		0.00%	(37,519)	NM
Interest and dividend income	3,081	0.55%	540	0.10%	2,541	NM
	(249,438)	-44.89%	540	0.10%	(249,978)	NM

Income (Loss) before provision for income taxes	(401,677)	-72.29%	125,746	22.97%	(527,424)	NM

Deferred income tax benefit	21,973	3.95%		0.00%	21,973	NM

Net income (loss) available to common shareholders	(379,704)	-68.33%	125,746	22.97%	($505,450)	NM

Preferred dividends	(68,603)

Net Income (Loss)	($448,307)		$125,746

NM - Not meaningful

Revenues for the three months ended March 31, 2005 increased $8,164 to $555,664 compared to the three months ended March 31, 2004 as shown on the table above.

The primary factors contributing the revenue increase were:

•	An increase of approximately $57,000 in revenues from our third party administration business
•	An increase of approximately $29,000 in revenues from our investment management business
•	A decrease of approximately $79,000 in premiums collected in our insurance business

Operating expenses increased $285,610 to $707,903 from the prior year's first quarter. As a percentage of sales, operating expenses increased by 67.63% when compared to the three months ended March 31, 2004.

Selling expenses decreased $54,640 to $73,333 from the prior year's first quarter. As a percentage of sales, selling expenses decreased by 42.70% when compared to the three months ended March 31, 2004.

General and administrative expenses increased $251,738 to $544,078 from the prior year's first quarter. As a percentage of sales, general and administrative expenses increased by 86.11% when compared to the three months ended March 31, 2004.

Depreciation and amortization increased $85,560 to $87,539 from the prior year's first quarter.

Stock based compensation increased $2,953 to $2,953 from the prior year's first quarter.

The decrease in selling expenses was primarily attributable to lower compensation costs for sales personnel.

The increase in general and administrative expense of $219,000, which accounted for approximately 87% of the total increase in general and administrative expenses, was mainly due to:

•	Salaries and payroll fringe of approximately $120,000 for the Chief Executive Officer and Chief Financial Officer of the registrant
•	Professional fees of approximately $60,000
•	Rent expense for the registrant of $24,000
•	Directors and officers liability insurance of approximately $15,000

The increase in depreciation and amortization was primarily attributable to amortization of intangible and other assets of approximately $87,000.

Other income (expense)

Net other expense increased $249,978 to $249,438 for the three months ended March 31, 2005 as compared to net other income of $540 for the three months ended March 31, 2004, was mainly due to:

•
Interest expense of approximately $38,000 from our secured convertible note (including non-cash interest of $15,000 due to accretion of our secured convertible note), a secured convertible loan, loans to former owners of certain subsidiaries and interest on the financing of our directors and officers liability insurance policy

•	Cash costs due to the reverse acquisition transaction of $215,000

Liquidity and Capital Resources

Our cash, working capital and stockholders' equity position is disclosed below:

	March 31, 2005	December 31, 2004
Unrestricted Cash	$295,007	$89,779
Working Capital Deficit	($ 29,044)	($83,959)
Stockholders' Equity	$3,707,661	$3,091,632

The Company had cash as of March 31, 2005 of $295,007, an increase of $205,228 from December 31, 2004.

The increase in cash was due to:

Cash flows from operating activities:
Net loss available to common shareholders	$(379,704)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation and amortization	109,653
Non-cash interest	15,000
Stock-based compensation	2,953
Stock issued for services	25,000
Deferred income tax benefit	(21,973)
Increase (decrease) in cash attributable to changes
in operating assets and liabilities
Accounts receivable	(41,389)
Accrued interest receivable	(2,778)
Prepaid and other current assets	(146,041)
Accounts payable	8,243
Accrued expenses and other current liabilities	(43,493)
Accrued interest payable	6,070

Net cash used in operating activities	(468,459)

Cash flows from investing activities:
Purchases of property and equipment	(8,358)
Acquisition costs (PAS transaction)	(27,500)
Cash acquired (reverse merger transaction)	10,618
Increase in restricted cash (for acquisition purposes)	(2,500,000)

Net cash used in investing activities	(2,525,240)

Cash flows from financing activities:
Proceeds from convertible notes	3,000,000
Proceeds from short-term debt	460,000
Payments on short-term debt	(23,831)
Costs of 2004 common and preferred stock sales, net
of $17,102 collected from the escrow agent	(58,242)
Payment of deferred financing costs	(179,000)

Net cash provided by financing activities	3,198,927

Increase in cash	$205,228

Net cash of $468,459 used in operating activities was primarily due to a net loss available to common shareholders, increases in accounts receivable and prepaid expenses of $379,704, $41,389 and $146,041 respectively, and reflect a quarterly loss, increases required to support the seasonal high of our first fiscal quarter receivables and capitalization of certain costs. These uses of cash were offset by non cash items of $130,633.

Net cash of $2,525,240 used in investing activities was primarily due to an increase of cash restricted for acquisition purposes of $2,500,000 and acquisition costs of $27,500.

Net cash of $3,198,927 provided by financing activities was primarily due to the proceeds of three loans (two of which are secured) of $3,460,000 less issuance costs of the two secured notes of $179,000.

We believe that our cash and cash equivalents as of March 31, 2005 and our internally generated cash flow and available borrowings under existing lines will provide us with sufficient liquidity to meet our currently foreseeable short-term and long-term capital needs.

Future Contractual Obligations

The following table shows the Company's contractual obligations related to lease obligations as of March 31, 2005:

	Payments due by period
Contractual obligations	Total	Less than 1 year	1 - 2 years
	$61,224	$56,122	$5,102

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements:

o Revenue Recognition

o Management's estimates

Revenue Recognition

We generate revenue primarily from the following three sources:

•	Third party administration.

•	Financial planning and investment advisory fees and securities commissions.

•	Insurance commissions

We recognize revenue from these sources, as follows:

·	Third party administration.
·	Persuasive evidence of an arrangement between the us and our client exists

·	Delivery of the product to the customer has occurred or service has been provided to the customer
·	The price to the customer is fixed and determinable

·	Collectibility of the sales price is reasonably assured

·	Financial planning and investment advisory fees and securities commissions.
·	As services are rendered

·	Contingent commissions are recorded as revenue when received

·	Insurance commissions.
·	The policy application is substantially complete

·	The premium is paid
·	The insured party is contractually committed to the purchase of the insurance policy

Management's Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts for revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to allowances for doubtful accounts, as described above, income taxes, bad debts, and contingencies. We base our estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments approximately the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Inflation

While inflation has not had a material effect on our operations in the past, there can be no assurance that we will be able to continue to offset the effects of inflation on the costs of our services through price increases to our clients without experiencing a reduction in the demand for our services; or that inflation will not have an overall effect on the retirement market that would have a material affect on us.

Item 3. Quantitative and Qualitative Disclosures about Market Risks

General economic and market factors, such as changes in interest rates or declines or significant volatility in the securities markets, will affect our commission and fee income. These factors can affect the volume of new investment sales and the extent to which clients keep their investments and maintain funds in accounts we manage. Equity returns and interest rates can have a significant effect on the sale of many employee benefit programs whether they are financed by life insurance or other financial instruments. For example, if interest rates increase, competing products offering higher returns could become more attractive to potential purchasers than the programs and policies we market and distribute. Further, a decrease in stock prices can have a significant effect on the sale of financial services products that are linked to the stock market, such as variable life insurance, variable annuities, mutual funds and managed accounts. In addition, a portion of our earnings will be derived from fees, typically based on a percentage of assets under management, for offering financial advice and related services to clients, and a decrease in stock prices would reduces fees that are based on a percentage of assets under management. Further, we will earn recurring commission revenue on certain products over a period after the initial sale, provided the customer retains the product. These factors may lead customers to surrender or terminate their products, ending these recurring revenues. A portion of our earnings will be derived from commissions and override payments from manufacturers of financial services products that are based on the volume and profitability of business generated by us. If investors were to seek alternatives to our investment advice and services or to our insurance products and services, it could have a negative impact on our revenue. We cannot guarantee that we will be able to compete with alternative products if these market forces make our products and services unattractive to clients. Finally, adverse general economic conditions may cause potential customers to defer or forgo the purchase of products that we sell, for example to invest more defensively or to surrender products to increase personal cash flow.

Legislation enacted in the spring of 2001 under the Economic Growth and Tax Relief Reconciliation Act of 2001 (“EGTRRA”) increased the size of estates exempt from the federal estate tax and phases in additional increases between 2002 and 2009. EGTRRA also phases in reductions in the federal estate tax rate between 2002 and 2009 and repeals the federal estate tax entirely in 2010. Under EGTRRA, the federal estate tax will be reinstated, without the increased exemption or reduced rate, in 2011 and thereafter. However, President Bush and members of Congress have expressed a desire to modify the current legislation, which could result in additional increases in the size of estates exempt from the federal estate tax, further reductions in the federal estate tax rate or a permanent repeal of the federal estate tax. As enacted, EGTRRA has had a modest negative impact on our revenue from the sale of estate planning services and products including certain life insurance products that are often used to fund estate tax obligations and could have a further negative impact on our insurance business in the future. The pending bill, if enacted in its current form, or any additional increases in the size of estates exempt from the federal estate tax, further reductions in the federal estate tax rate or other legislation to permanently repeal the federal estate tax, could have a material adverse effect on our revenue. There can be no assurance that the pending bill will not be enacted in its current form or, alternatively, that other legislation will not be enacted that would have a further negative impact on our revenue.

Item 4. Controls and Procedures

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Special Note Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including, but not limited to, those set forth in our Form SB-2 filed on April 19th, 2005), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On February 21, 2005, we sold 473,994 shares of Common Stock for gross proceeds of $13,320 to Glenn A. Little. This issuance was made to Mr. Little, an accredited investor, in reliance on Section 4(2) of the Act. On that date, we also sold a total of 110,000 shares of Common Stock to ten other person who represented to us that they were accredited investors, in reliance on Section 4(2) of the Act. These shares are restricted securities under the Act and will not be eligible for resale unless we file a registration covering such securities or another exemption from the registration requirements under the Act is available.

Effective February 28, 2005, we issued 200,082 shares of Common Stock to Michael Bluestein, one of our directors, with respect to the conversion of a total of $150,061.31 of principal and interest under two convertible promissory notes at the conversion price of $0.75 per share. The promissory notes had been issued in connection with the acquisition from Mr. Bluestein of his interests in PAS, MDB and CIM in December 2004. This issuance was made to Mr. Bluestein, an accredited investor, in reliance on Section 4(2) of the Act. These shares are restricted securities under the Act and will not be eligible for resale unless we file a registration covering such securities or another exemption from the registration requirements under the Act is available.

Effective February 28, 2005, we issued 94,731 shares of Common Stock to Irene Feeley with respect to the conversion of a total of $71,048.06 of principal and interest under a convertible promissory note at the conversion price of $0.75 per share. The promissory note had been issued in connection with the acquisition from Ms. Feeley of her interest in CIM in December 2004. This issuance was made to Ms. Feeley, an accredited investor, in reliance on Section 4(2) of the Act. These shares are restricted securities under the Act and will not be eligible for resale unless we file a registration covering such securities or another exemption from the registration requirements under the Act is available.

In consideration for $25,000 due to John Rice for services rendered and completed on March 9, 2005, on April 14, 2005 we issued to Mr. Rice 149,700 shares of Common Stock. This issuance was made to Mr. Rice, an accredited investor, in reliance on Section 4(2) of the Act. These shares are restricted securities under the Act and will not be eligible for resale unless we file a registration covering such securities or another exemption from the registration requirements under the Act is available.

As previously reported in our Form 8-K filed with the Securities and Exchange Commission on March 15, 2005, we completed our acquisition of Duncan Capital Financial Group, Inc. (“Duncan”) on March 9, 2005. The acquisition was made pursuant to the Agreement and Plan of Reorganization, dated February 18, 2005 (the “Acquisition Agreement”), among us, Glenn A. Little and Duncan. Under the terms of the Acquisition Agreement, each share of Duncan common stock outstanding immediately prior to the Effective Date was exchanged for one share of our Common Stock. As a result of the Acquisition, we issued 12,040,000 shares of common stock to the former stockholders of Duncan. In addition to the Common Stock issued to the former stockholders of Duncan, under the Acquisition Agreement each outstanding option or warrant to purchase Duncan common stock was converted into an option to purchase the number of shares of our Common Stock equal to the number of Duncan common shares underlying the option or warrant immediately prior to the closing date. The issuance of our Common Stock and of options and warrants to acquire Common Stock were made pursuant to an exemption from the registration requirements under the Securities Act of 1933. Each of the stockholders of Duncan to whom we issued common stock, options or warrants was an accredited investor within the meaning of the Act, and the Acquisition was conducted as a private placement in accordance with Rule 506 of Regulation D under the Act. The Common Stock, warrants and options we issued in the Acquisition, and the shares of our Common Stock underlying the options and warrants, are restricted securities under the Act and will not be eligible for resale unless we file a registration statement covering such securities or another exemption from the registration requirements under the Securities Act of 1933 is available to a particular selling stockholder.

In addition, as previously reported in our Form 8-K filed with the Securities and Exchange Commission on March 15, 2005, on March 9, 2005, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. (“Laurus”), under which we issued and delivered to Laurus (i) a secured convertible term note in the principal amount of $3,000,000 (the “Note”), (ii) a Common Stock Purchase Warrant (the “Warrant”), entitling Laurus to purchase up to 1,084,338 shares of our Common Stock at a per share exercise price of $1.00, and (iii) an option (“Option”) entitling Laurus to purchase up to 643,700 shares of Common Stock at a per share purchase price of $0.01. The issuance and sale of the Note, the Warrant and the Option were made pursuant to the exemption from registration under Section 4(2) under the Securities Act of 1933, as amended (the “Act”), and Regulation D promulgated under the Act. Laurus has represented to the Company that Laurus is an accredited investor under the Act and the rules promulgated thereunder.

At closing, $500,000 of Note proceeds were disbursed to the Company for working capital purposes. The Company paid fees to Laurus of $134,000 out of these gross proceeds and also paid $200,000 to settle outstanding liabilities of the registrant in connection with the acquisition of Duncan Capital Financial Group, Inc. We retained $166,000 of the proceeds for working capital purposes. The remaining $2,500,000 of Note proceeds were deposited by us at a bank in a restricted cash account under the control of Laurus (“Restricted Account”). Funds will be released by Laurus to the Company from the Restricted Account as follows: In connection with certain business acquisitions to be made by the Company, Laurus will direct the bank to release to the Company an amount of funds equal to the product of three times the “Acquired Entity Consolidated EBITDA” of the acquired entities. “Acquired Entity Consolidated EBITDA” is defined as net income before giving effect to interest, taxes, depreciation and amortization.

Laurus may, at any time, convert the outstanding indebtedness of the Note into shares of Common Stock at a price of $0.83 per share, subject to adjustment for subsequent lower price issuances by the Company (subject to certain exceptions), as well as customary adjustment provisions for stock splits, combinations, dividends and the like. Subject to the restrictions on conversion by Laurus described below, Laurus is required to convert the monthly payment due on account of principal and interest, plus any other amounts under the Note that are due and unpaid (“Monthly Amount”), into shares of Common Stock if the following criteria (“Conversion Criteria”) are met:(i) the average closing price of the Common Stock for the five consecutive trading days preceding such due date is greater than 120% of the Fixed Conversion Price, and (ii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the Common Stock for the 22-day trading period immediately preceding the due date of the applicable Monthly Amount. If the Conversion Criteria are not met, Laurus must convert only such part of the Monthly Amount that meets the Conversion Criteria. Any part of the Monthly Amount due on a Repayment Date that Laurus has not been able to convert into shares of Common Stock due to failure to meet the Conversion Criteria must be paid by the Company in cash within three business days of the applicable monthly payment date.

The Warrant grants Laurus the right to purchase up to 1,084,338 shares of Common Stock at an exercise price of $1.00 per share commencing March 9, 2005. The Warrant expires at the close of business on March 9, 2012. The exercise price of the Warrant is subject to adjustment for stock splits, combinations, dividends and the like.

The Option grants Laurus the right to purchase for cash up to 643,700 shares of Common Stock at an exercise price of $0.01 per share on or after the 75th day after Laurus delivers a notice to the Company stating that Laurus wishes to exercise all or a portion of the underlying Common Stock. The Option expires at the close of business on March 9, 2013. The exercise price of the Warrant is subject to adjustment for stock splits, combinations, dividends and the like.

The Company may pay amounts due under the Note in shares of Common Stock only so long as there is an effective registration statement under Act covering the resale of such shares or an exemption from such registration is available under Rule 144 of the Act. In addition, Laurus is not entitled to receive shares of Common Stock upon exercise of the Warrant or the Option, upon payment of principal or interest on the Note, or upon conversion of the Note if such receipt would cause Laurus to be deemed to beneficially own in excess of 4.99% of the outstanding shares of Common Stock on the date of issuance of such shares. Such provision may be waived by Laurus upon 75 days prior written notice to the Company.

Under the terms of a Registration Rights Agreement between Laurus and the Company, the Company is obligated to register the resale of the shares of Common Stock issuable upon payment or conversion of the Note and exercise of the Warrant and Option and have the registration statement declared effective by the Securities and Exchange Commission on or prior to July 7, 2005. If the registration statement is not declared effective within the time frame described, or if the registration is suspended other than as permitted in the registration rights agreement, the Company will be obligated to pay Laurus a fee equal to 1.5% of the outstanding principal amount of the Note for each 30-day period (pro rated for partial periods) that such registration obligations are not satisfied.

As previously reported in our Form 8-K filed on March 22, 2005 with the Securities and Exchange Commission, our Board of Directors authorized the issuance of up to 4,000,000 shares of 12% Series A Convertible Preferred Stock (“Series A Preferred”), in accordance with the Agreement and Plan of Reorganization entered into on February 18, 2005 among the company, Duncan Capital Financial Group, Inc. and Glenn A. Little. On April 12, 2005, we completed the issuance of 3,820,000 shares of Series A Preferred to a total of ten holders of preferred stock of our subsidiary, Duncan Capital Financial Group, Inc., in exchange for their surrender of an equivalent number of preferred shares of Duncan Capital Financial Group, Inc. containing identical terms. We received no other consideration. Each shareholder to whom Series A Preferred shares were issued is an accredited investor within the meaning of the Act, and the issuance of the shares of Series A Preferred was made in reliance on Section 4(2) of the Act. There were no underwriting discounts or commissions paid in connection with this share exchange. The shares of Series A Preferred, and the underlying shares of common stock into which they are convertible, are restricted securities under the Act and will not be eligible for resale unless we file a registration statement covering such securities or another exemption from registration requirements under the Act is available.

Item 4. - Submission of Matters to a Vote of Security Holders

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

As previously reported in our Form 8-K filed on March 21, 2005 with the Securities and Exchange Commission, on March 15, 2005, we amended our Articles of Incorporation to change the name of our company to National Investment Managers Inc. (“Name Change Amendment”). The Name Change Amendment was filed with the Secretary of State of the State of Florida on March 15, 2005. This amendment to our Articles of Incorporation was authorized by our Board of Directors and approved by written consent of shareholders without a meeting under Section 607.0704 of the Florida Business Corporation Act (FBCA”), which shareholders represented approximately 51% of the issued and outstanding shares of our common stock.

As previously reported in our Form 8-K filed on March 22, 2005 with the Securities and Exchange Commission, on March 18, 2005, we amended our Articles of Incorporation to create a class of “blank check” preferred stock, par value $0.001 per share, consisting of 10,000,000 shares. The Blank Check Preferred Stock Amendment was filed with the Secretary of State of the State of Florida on March 18, 2005. This amendment to our Articles of Incorporation was authorized by our Board of Directors and approved by written consent of shareholders without a meeting under Section 607.0704 of the FBCA, which shareholders represented approximately 51% of the issued and outstanding shares of our common stock.

We do not presently have a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the “1934 Act”), and are therefore not subject to the proxy solicitation requirements of the 1934 Act.

Item 6. Exhibits and Reports on Form 8-K

Exhibits

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) Reports on Form 8-K

On February 23, 2005, we filed a Report on Form 8-K with respect to our entry into a material definitive agreement with Duncan Capital Financial Group (“Duncan”) regarding the acquisition by shareholders of Duncan of a controlling interest in our company through an agreement and plan of reorganization (the “Duncan Acquisition”).

On March 15, 2005, we filed a Report on Form 8-K with respect to (i) the closing of the Duncan Acquisition, (ii) unregistered sales of equity securities with respect to the Duncan Acquisition, (iii) the change of control of our company as a result of the Duncan Acquisition, (iv) our entry into financing arrangements with Laurus Master Fund, Ltd., and (v) changes in our certifying accountant.

On March 21, 2005, we filed a Report on Form 8-K with respect to the amendment of our Articles of Incorporation to change our name to “National Investment Managers Inc.”

On March 22, 2005, we filed a Report on Form 8-K with respect to the amendment of our Articles of Incorporation to authorize the issuance of a class of blank check preferred stock.

On April 14, 2005, we filed a Report on Form 8-K with respect to the unregistered sale of equity securities relating to the completion of the exchange of preferred stock in connection with the Duncan Acquisition.

On April 14, 2005, we filed an amended Report on Form 8-K, amending our report of March 15, 2005, with respect to the filing of audited and pro forma financial information in connection with the Duncan Acquisition.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INVESTMENT MANAGERS INC.
Registrant
Date: May 13, 2005	By:	/s/ Richard Stierwalt
RICHARD STIERWALT
Chief Executive Officer and Director

Date: May 13, 2005	By:	/s/ Leonard Neuhaus
LEONARD NEUHAUS
Chief Financial Officer