Form 10QSB
period 2005-06-30
National Investment Managers Inc.
filed 2005-08-04
CIK 770461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to ________

                        Commission file number 2-97360-A

                        NATIONAL INVESTMENT MANAGERS INC.
             (Exact name of registrant as specified in its charter)

            Florida                                     59-2091510
(State or other jurisdiction of                      (I.R.S.Employer
incorporation or organization)                      identification No.)

              830 Third Ave., 14th Floor, New York, New York 10022
              ----------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 355-1547
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 Yes |_| No |X|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act)

                                 Yes |_| No |X|

As of August 4, 2005, 13,320,413 shares of $.001 par value Common Stock of the registrant were outstanding.

               NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES
               --------------------------------------------------

                                      INDEX
                                      -----

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements                                           Page No.
                                                                       --------

Condensed Consolidated Balance Sheet - June 30, 2005 (unaudited)           3-4
Condensed Consolidated Statement of Operations - Three Months ended
June 30, 2005 (unaudited)                                                   5
Condensed Consolidated Statement of Operations - Six Months ended
June 30, 2005 (unaudited)                                                   6
Condensed Consolidated Statement of Cash Flows - Six Months ended
June 30, 2005 (unaudited)                                                   7
Notes to Condensed Consolidated Financial Statements                       8-16

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 16-24

Item 3. Quantitative and Qualitative Disclosures about Market Risks       24-25

Item 4. Controls and Procedures                                            25

PART II.  OTHER INFORMATION
---------------------------

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds      26-29

Item 4.  Submission of Matters to a Vote of Security Holders               30

Item 6.  Exhibits and Reports on Form 8-K                                  31

SIGNATURES                                                                 31

               National Investment Managers Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                  June 30, 2005
                                   (Unaudited)

CURRENT ASSETS:
  Cash                                                                $   204,565
  Accounts receivable, net                                                155,927
  Accrued interest receivable                                              23,954
  Prepaid directors and officers liability insurance                       67,222
  Prepaid expenses and other current assets                                28,066
                                                                      -----------

      Total current assets                                                479,734
                                                                      -----------

PROPERTY AND EQUIPMENT, net                                                75,694
                                                                      -----------

OTHER ASSETS
Restricted cash                                                         2,500,000
Goodwill                                                                1,416,040
Customer lists/relationships                                            2,996,667
Other intangibles                                                         191,667
Deferred financing costs                                                  162,323
Deferred tax asset                                                        100,393
                                                                      -----------
                                                                        7,367,090
                                                                      -----------

                                                                      $ 7,922,518
                                                                      ===========
CURRENT LIABILITIES:
  Short-term debt                                                     $    57,446
  Long-term debt, current portion                                         225,212
  Accounts payable                                                         14,323
  Accrued expenses and other current liabilities                           75,452
                                                                      -----------

      Total current liabilities                                           372,433
                                                                      -----------

LONG-TERM LIABILITIES:
  Long-term debt, less current portion                                  2,340,843
  Preferred dividends payable                                             125,903
  Accrued interest payable                                                 83,697
  Deferred tax liability                                                1,364,139
                                                                      -----------

      Total long-term liabilities                                       3,914,582
                                                                      -----------

                Total liabilities                                       4,287,015
                                                                      -----------

COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 par value, 10,000,000 shares authorized;
  4,000,000 designated as Series A shares of which 3,820,000
  shares issued and outstanding (liquidation preference $3,820,000)         3,820
  Common Stock, $.001 par value 100,000,000 shares authorized,
  13,320,413 shares issued                                                 13,320
  Additional paid-in capital                                            4,562,648
  Accumulated deficit                                                    (944,285)
                                                                      -----------
      Total stockholders' equity                                        3,635,503
                                                                      -----------

                                                                      $ 7,922,518
                                                                      ===========

See accompanying notes to condensed consolidated financial statements

               National Investment Managers Inc. and Subsidiaries
                 Condensed Consolidated Statement of Operations
                        Three Months Ended June 30, 2005
                                   (Unaudited)

                                                                           2005
                                                                   ------------

Revenues                                                           $    613,489
                                                                   ------------

Operating expenses:
 Selling expenses                                                       126,296
 General and administrative expenses                                    647,155
 Depreciation and amortization                                           97,869
 Stock based compensation                                                 1,477
                                                                   ------------
                                                                        872,797
                                                                   ------------

Loss from operations                                                   (259,308)
                                                                   ------------

Other income (expense)
 Reverse acquisition costs                                                    0
 Interest expense                                                      (191,906)
 Interest and dividend income                                            21,362
                                                                   ------------

                                                                       (170,544)
                                                                   ------------

Loss before deferred income tax benefit                                (429,852)
                                                                   ------------

Deferred income tax benefit                                              69,421
                                                                   ------------

Net loss available to common shareholders                              (360,431)
                                                                   ------------

Preferred dividends                                                     (57,300)
                                                                   ------------

Net loss                                                           $   (417,731)
                                                                   ============

Basic and diluted loss per common share                            $      (0.03)
                                                                   ============

Weighted average number of common shares outstanding
                                                                     13,319,000
                                                                   ============

See accompanying notes to condensed consolidated financial statements

               National Investment Managers Inc. and Subsidiaries
                 Condensed Consolidated Statement of Operations
                         Six Months Ended June 30, 2005
                                   (Unaudited)

Revenues                                                           $  1,169,153
                                                                   ------------

Operating expenses:
 Selling expenses                                                       199,630
 General and administrative expenses                                  1,191,232
 Depreciation and amortization                                          185,408
 Stock based compensation                                                 4,429
                                                                   ------------
                                                                      1,580,699
                                                                   ------------

Loss from operations                                                   (411,546)
                                                                   ------------

Other income (expense)
 Reverse acquisition costs                                             (215,000)
 Interest expense                                                      (229,426)
 Interest and dividend income                                            24,445
                                                                   ------------

                                                                       (419,981)
                                                                   ------------

Loss before deferred income tax benefit                                (831,527)
                                                                   ------------

Deferred income tax benefit                                              91,393
                                                                   ------------

Net loss available to common shareholders                              (740,134)
                                                                   ------------

Preferred dividends                                                    (125,903)
                                                                   ------------

Net loss                                                           $   (866,037)
                                                                   ============

Basic and diluted loss per common share                            $      (0.07)
                                                                   ============

Weighted average number of common shares outstanding
                                                                     12,860,000
                                                                   ============

See accompanying notes to condensed consolidated financial statements

               National Investment Managers Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                         Six Months Ended June 30, 2005
                                   (Unaudited)

Cash flows from operating activities:
Net loss available to common shareholders                           $  (740,134)
Adjustments to reconcile net loss to net
        cash used in operating activities:
              Depreciation and amortization                             185,529
              Noncash interest                                          114,858
              Stock based compensation                                    4,429
              Stock issued for services                                  25,000
              Deferred income tax benefit                               (91,393)
Increase (decrease) in cash attributable to changes
        in operating assets and liabilities
              Accounts receivable                                       (39,557)
              Accrued interest receivable                               (23,954)
              Prepaid and other current
              assets                                                    (90,928)
              Accounts payable                                            3,406
              Accrued expenses and other current
              liabilities                                               (20,348)
              Accrued interest payable                                   77,792

                                                                    -----------
Net cash used in operating activities                                  (595,300)
                                                                    -----------

Cash flows from investing activities:
Purchases of property and equipment                                     (32,879)
Acquisition costs (PAS transaction)                                     (69,054)
Cash acquired (reverse merger transaction)                               10,618
Increase in restricted cash (for acquisition purposes)               (2,500,000)

                                                                    -----------
Net cash used in investing activities                                (2,591,315)
                                                                    -----------

Cash flows from financing activities:
Proceeds from convertible notes                                       3,500,000
Proceeds from short-term debt                                           110,000
Payments on short-term debt and notes                                   (71,357)
Costs of 2004 common and preferred stock sales, net                     (58,242)
        of $17,102 collected from the escrow agent
Payment of deferred financing costs                                    (179,000)

                                                                    -----------
Net cash provided by financing activities                             3,301,401
                                                                    -----------

Increase in cash                                                        114,786

Cash, beginning of period                                                89,779

                                                                    -----------
Cash, end of period                                                 $   204,565
                                                                    ===========

Supplemental disclosure of cash flow information:
Interest paid                                                       $   144,568
                                                                    ===========

Supplemental disclosures of noncash investing and
financing activities:
Accrued preferred dividends                                         $   125,903
                                                                    ===========

Conversion of debt and accrued interest into
        common stock                                                $   221,109
                                                                    ===========

Warrants and options issued and embedded
        conversion feature associated with
        convertible
        debt financings                                             $ 1,180,000
                                                                    ===========

See accompanying notes to condensed consolidated financial statements

               NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Unaudited Statements

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month and six month periods ended June 30, 2005 have been included. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements and related notes included in the Company's Form SB-2 as amended, which was filed on July 22nd, 2005.

The operating results for the three month and six month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the December 31, 2005 year end.

Note 2. Background, Basis of Presentation and Reverse Acquisition Transaction

On February 18, 2005, Fast Eddie Racing Stables, Inc. ("FEST") entered into an Agreement and Plan of Reorganization (the "Acquisition") with Duncan Capital Financial Group, Inc. ("DCFG"). On March 9, 2005, FEST completed the acquisition of DCFG. On March 15, 2005, FEST changed its name to National Investment Managers Inc. ("NIVM"). The Acquisition was effected through the exchange of 12,040,000 shares of common stock of FEST for 12,040,000 shares of common stock of DCFG and DCFG effectively became a wholly-owned subsidiary of FEST. Under the terms of the agreement, the former shareholders of DCFG hold approximately 94% of the outstanding common shares of FEST immediately after the effective time of the merger. In addition, each outstanding option and warrant to purchase DCFG common stock was converted into an option or warrant to purchase the number of shares of FEST common stock equal to the number of DCFG common shares underlying the option or warrant immediately prior to the closing of the transaction. Subsequent to the Acquisition, 3,820,000 shares of Series A Preferred stock of DCFG was surrendered in exchange for an equivalent number of preferred shares of NIVM containing identical terms. As the former shareholders of DCFG control FEST after the transaction, the merger was accounted for as a reverse acquisition under which, for accounting purposes, DCFG is deemed to be the acquirer and FEST, the legal acquirer, is deemed to be the acquired entity. No goodwill was recognized since FEST was a "Shell Company".

On December 13, 2004, DCFG, a recently incorporated company with no operations, acquired 100% of the capital stock of its wholly-owned subsidiaries, Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein, Inc. ("PAS Group"). The PAS Group acquisition is being accounted for as a purchase.

The accompanying 2005 condensed consolidated financial statements include (i) the accounts of DCFG and its subsidiaries from January 1, 2005 to June 30, 2005 and (ii) the accounts of NIVM (formerly FEST) from March 9, 2005 (the effective date of the reverse acquisition) to June 30, 2005. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Note 7. Other Intangible Assets

Other intangibles assets recognized in connection with the PAS Group acquisition include the following:

                                                                                     Estimated
                                      Cost         Amortization          Net           Life
                                      ----         ------------          ---           ----
Customer lists/ relationships      $3,100,000      $ (103,333)      $2,996,667      15 years
Covenants not to compete              200,000         (33,333)         166,667      3 years
Employment agreements                  50,000         (25,000)          25,000      1 year

These other intangible assets will be amortized by use of the straight-line method over the estimated lives of the assets. During the three and six month periods ended June 30, 2005, amortization expense related to customer lists/relationships and other intangible assets acquired in connection with the PAS Group acquisition was approximately $81,000 and $162,000, respectively. We will periodically evaluate the recoverability of intangible assets, taking into account events or circumstances that may warrant a revision to estimated useful lives or impairment conditions.

Note 8. Debt

Convertible Notes Payable -

In January 2005, we entered into an agreement to borrow up to $500,000 in senior secured notes (the "2005 Notes") from a principal stockholder. In January 2005, we borrowed $350,000 pursuant to this agreement. In May 2005, we borrowed an additional $150,000 under this facility. The 2005 Notes bear interest at the rate of 12% per annum and interest is payable quarterly in arrears on the last day of each quarter. Effective June 30, 2005, the lender elected to convert the 2005 Notes into convertible notes (the "2005 Convertible Notes"). The 2005 Convertible Notes have a term of three years and are convertible into common stock at $.68 per share. The 2005 Convertible Notes shall be interest only for the first six months and shall amortize 1/30th per month thereafter, commencing October 10, 2005. The 2005 Convertible Notes shall be secured by a second lien on all of the Company's assets and guaranteed by each of the subsidiaries, subordinate in right of payment to the Laurus Master Fund, Ltd. convertible term note issued by the Company. The 2005 Convertible Notes are pre-payable in cash, at 115% of the principal amount thereof. The 2005 Convertible Notes are to be issued with a five year warrant (the "Five Year Warrant") to purchase 367,647 shares of common stock of the Company at $.1667 per share.

The Company determined the initial carrying value of the 2005 Convertible Notes by a two-step allocation process: first to the associated Five Year Warrant and second, to an embedded conversion option. First, the Company allocated the proceeds from the sale of the Note between the Note and the Five Year Warrant based upon their relative fair values, which resulted in recording a discount on the Note. The value of the Five Year Warrant was computed using the Black-Scholes option pricing model. Second, in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", after allocating the Note proceeds as described above, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. Since the conversion price was less than the fair value of the Company's stock at the closing date, an embedded conversion option was recorded as paid in capital.

As a result of the Company's allocations above, $350,000 of the principal amount of the Note was allocated to the Five Year Warrant and embedded conversion option. This amount will be amortized as additional (non-cash) interest expense with a corresponding increase to the Note over the life of the Note until such
Note is repaid or converted to common stock. During the six months ended June 30, 2005, the Company amortized approximately $30,000 of non-cash interest expense.

Insurance Premium Financing -

In February 2005, we entered into an agreement to finance a $110,000 annual premium for directors' and officers' liability insurance with an unrelated third party. The notes are payable monthly, with a payment stream of $16,500 in February 2005 and payments of $9,574 from March through December, 2005.

Note 9. Note Payable - Laurus Master Fund, Ltd.

On March 9, 2005, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. ("Laurus"), under which we issued and delivered to Laurus (i) a secured convertible term note in the principal amount of $3,000,000 (the "Note"), (ii) a Common Stock Purchase Warrant (the "Warrant"), entitling Laurus to purchase up to 1,084,338 shares of our Common Stock at a per share exercise price of $1.00, and (iii) an option ("Option") entitling Laurus to purchase up to 643,700 shares of Common Stock at a per share purchase price of $0.01. The issuance and sale of the Note, the Warrant and the Option were made pursuant to the exemption from registration under Section 4(2) under the Securities Act of 1933, as amended (the "Act"), and Regulation D promulgated under the Act. Laurus has represented to the Company that Laurus is an accredited investor under the Act and the rules promulgated thereunder.

At closing, $500,000 of Note proceeds were disbursed to the Company for working capital purposes. The Company paid fees to Laurus of $134,000 out of these gross proceeds and also paid $200,000 to settle outstanding liabilities of the registrant in connection with the acquisition of Duncan Capital Financial Group, Inc. We retained $166,000 of the proceeds for working capital purposes. The remaining $2,500,000 of Note proceeds were deposited by us at a bank in a restricted cash account under the control of Laurus ("Restricted Account"). Funds will be released by Laurus to the Company from the Restricted Account as follows: In connection with certain business acquisitions to be made by the Company, Laurus will direct the bank to release to the Company an amount of funds equal to the product of three times the "Acquired Entity Consolidated EBITDA" of the acquired entities. "Acquired Entity Consolidated EBITDA" is defined as net income before giving effect to interest, taxes, depreciation and amortization. Laurus has agreed that any funds remaining in the Restricted Account on December 15, 2005 will be returned to Laurus without premium or penalty.

Laurus may, at any time, convert the outstanding indebtedness of the Note into shares of Common Stock at a price of $0.83 per share ("Fixed Conversion Price"), subject to adjustment for subsequent lower price issuances by the Company (subject to certain exceptions), as well as customary adjustment provisions for stock splits, combinations, dividends and the like. Subject to the restrictions on conversion by Laurus described below, Laurus is required to convert the monthly payment due on account of principal and interest, plus any other amounts under the Note that are due and unpaid ("Monthly Amount"), into shares of Common Stock if the following criteria ("Conversion Criteria") are met:(i) the average closing price of the Common Stock for the five consecutive trading days preceding such due date is greater than 120% of the Fixed Conversion Price, and
(ii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the Common Stock for the 22-day trading period immediately preceding the due date of the applicable Monthly Amount. If the Conversion Criteria are not met, Laurus must convert only such part of the Monthly Amount that meets the Conversion Criteria. Any part of the Monthly Amount due on a Repayment Date that Laurus has not been able to convert into shares of Common Stock due to failure to meet the Conversion Criteria must be paid by the Company in cash within three business days of the applicable monthly payment date.

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

Under the terms of a Registration Rights Agreement between Laurus and the Company, the Company is obligated to register the resale of the shares of Common Stock issuable upon payment or conversion of the Note and exercise of the Warrant and Option and have the registration statement declared effective by the Securities and Exchange Commission on or prior to July 7, 2005. If the registration statement is not declared effective within the time frame described, or if the registration is suspended other than as permitted in the registration rights agreement, the Company will be obligated to pay Laurus a fee equal to 1.5% of the outstanding principal amount of the Note for each 30-day period (pro rated for partial periods) that such registration obligations are not satisfied. Laurus has subsequently agreed to waive this provision.

The Company determined the initial carrying value of the March 9, 2005 Note by a two-step allocation process: first to the associated Warrant and Option and second, to an embedded conversion option. First, the Company allocated the proceeds from the sale of the Note between the Note and the Warrant and Option based upon their relative fair values, which resulted in recording a discount on the Note. The values of the Warrant and Option were computed using the Black-Scholes option pricing model. Second, in accordance with Emerging Issues Task Force No. 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", after allocating the Note proceeds as described above, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. Since the conversion price was less than the fair value of the Company's stock at the closing date, an embedded conversion option was recorded as paid in capital.

As a result of the Company's allocations above, $830,000 of the principal amount of the Note was allocated to the Warrant, Option and embedded conversion option. This amount will be amortized as additional (non-cash) interest expense with a corresponding increase to the Note over the life of the Note until such Note is repaid or converted to common stock. During the six months ended June 30, 2005, the Company amortized approximately $85,000 of non-cash interest expense related to this Note.

Note 10 - Stockholders' equity

The consolidated statement of stockholders' equity (not presented herein) has been retroactively restated to reflect the number of shares received by the stockholders of DCFG in the reverse acquisition (see Note 2 - Background, Basis of Presentation and Reverse Acquisition Transaction). The 834,000 shares issued in connection with the reverse acquisition transaction represent the outstanding shares of FEST, whose net assets consisted solely of cash of approximately $11,000, prior to the effectuation of the reverse acquisition transaction.

During the six months ended June 30, 2005, stockholders' equity was also increased as a result of (i) the recognition of approximately $830,000 of value associated with options, warrants and an embedded conversion option associated with the Laurus Note (see Note 9) (ii) the recognition of approximately $350,000 of value associated with the warrant and an embedded conversion option associated with convertible notes payable (see Note 8) (iii) the conversion of approximately $221,000 of notes payable (initially recorded in connection with the PAS Group acquisition) and accrued interest into approximately 295,000 shares of common stock, (iv) the issuance of approximately 150,000 shares of common stock for services and (v) stock based compensation of approximately $4,000.

During the six months ended June 30, 2005, stockholders' equity was decreased as a result of preferred dividends of approximately $126,000 and private placement costs of approximately $25,000.

Note 11. Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," approximate the carrying amounts presented in the condensed consolidated balance sheet.

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

Note 13. Revenue Recognition

We generate revenue primarily from the following sources:

      o Third party administration. We earn fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered.

      o Financial planning and investment advisory fees and securities commissions. We receive commissions related to the sale of securities and certain investment-related insurance products as well as fees for offering financial advice through financial intermediaries and related services. These fees are based on a percentage of assets under management and are generally paid quarterly. We also charge fees for evaluations of the performance of portfolios.

      o Insurance commissions. Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months premium on the policy and are earned in the year that the policy is originated. In many cases, we receive renewal commissions for a period following the first year, if the policy remains in force.

We recognize revenue from these sources, as follows:

      Third party administration.

      o Persuasive evidence of an arrangement between us and our client exists

      o Delivery of a completed product to the customer has occurred or the service has been provided to the customer

      o     The price to the customer is fixed and determinable

      o     Collectibility of the sales price is reasonably assured

      Financial planning and investment advisory fees and securities commissions.

      o     As services are rendered

      o     Contingent commissions are recorded as revenue when received

      Insurance commissions.

      o     The policy application is substantially complete

      o     The premium is paid

      o The insured party is contractually committed to the purchase of the insurance policy

Note 14. Stock-Based Compensation

The Company complies with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 25.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 10 years, and a risk-free interest rate of 4.2%.

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

Note 16. Net Loss Per Share

Basic net loss per share includes no dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

Unexercised stock options and warrants to purchase common stock and Notes convertible into common stock as of June 30, 2005 are as follows:

            Options                                        1,007,295
            Warrants                                       5,301,985

            Convertible Notes                              4,332,034
                                                          ----------

                                                          10,641,314
                                                          ==========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period ended June 30, 2005 Compared to June 30, 2004

Results of operations for the three months ended June 30, 2005 compared to June 30, 2004 are as follows:

                                                         % of                      % of        $ Change      % Change
                                                                                                2004 to       2004 to
For the three months ended June 30,        2005        Revenues       2004       Revenues        2005          2005
Revenues:                                 $613,489      100.00%     $613,806      100.00%         ($317)        -0.05%
                                         ----------    ---------    ---------    ---------    -----------   -----------

Operating expenses:
      Selling                              126,296       20.59%      284,700       46.38%       (158,404)      -55.64%
      General and administrative           647,155      105.49%      338,300       55.12%        308,855        91.30%
      Depreciation and amortization         97,869       15.95%        1,979        0.32%         95,890        NM

      Stock based compensation               1,477        0.24%     -               0.00%          1,477        NM
                                         ----------    ---------    ---------    ---------    -----------   -----------

                                           872,797      142.27%      624,979      101.82%        247,818        39.65%
                                         ----------    ---------    ---------    ---------    -----------   -----------

Operating income (loss)                   (259,308)     -42.27%      (11,173)       -1.82%      (248,135)       NM
                                         ----------    ---------    ---------    ---------    -----------   -----------

Other income (expense):

      Reverse acquisition costs                  0        0.00%            -        0.00%              0        NM

      Interest expense                    (191,906)      -31.28%           -        0.00%      (191,906)        NM
      Interest and dividend income          21,362        3.48%          401        0.07%        20,962         NM
                                         ----------    ---------    ---------    ---------    -----------   -----------
                                          (170,544)     -27.80%          401        0.07%      (170,944)        NM
                                         ----------    ---------    ---------    ---------    -----------   -----------

  Loss before deferred income tax
              benefit                    (429,852)      -70.07%     (10,772)       -1.75%      (419,079)        NM
                                                                                                            -----------

Deferred income tax
benefit                                     69,421       11.32%            -        0.00%         69,421        NM
                                         ----------    ---------    ---------    ---------    -----------   -----------

Net loss available to common
shareholders                             (360,431)      -58.75%     (10,772)       -1.75%     ($349,659)        NM
                                                       =========                 =========    ===========   ===========

Preferred dividends                       (57,300)                         -
                                         ----------                 ---------

                                         ($417,731)                 ($10,772)
                                         ==========                 =========

NM - Not meaningful

Revenues for the three months ended June 30, 2005 decreased $317 to $613,489 compared to the three months ended June 30, 2004 as shown on the table above.

The primary factors contributing to the revenue decrease were:

      o An increase of approximately $12,000 in revenues from our third party administration business

      o An increase of approximately $25,000 in revenues from our investment management business

      o A decrease of approximately $37,000 in premiums collected in our insurance business

Operating expenses increased $247,818 to $872,797 from the prior year's second quarter. As a percentage of sales, operating expenses increased by 39.65% when compared to the three months ended June 30, 2004.

Selling expenses decreased $158,404 to $126,296 from the prior year's second quarter. As a percentage of sales, selling expenses decreased by 55.64% when compared to the three months ended June 30, 2004.

General and administrative expenses increased $308,855 to $647,155 from the prior year's second quarter. As a percentage of sales, general and administrative expenses increased by 91.30% when compared to the three months ended June 30, 2004.

Depreciation and amortization increased $95,890 to $97,869 from the prior year's second quarter.

Stock based compensation increased $1,477 to $1,477 from the prior year's second quarter.

The decrease in selling expenses was primarily attributable to lower compensation costs for sales personnel.

The increase in general and administrative expense of approximately $309,000, which accounted for approximately 100% of the total increase in general and administrative expenses, was mainly due to:

      o Salaries and payroll fringe of approximately $130,000 for the Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the registrant

      o     Professional fees of approximately $103,000

      o     Rent expense for the registrant of $18,000

      o     Directors and officers liability insurance of approximately $27,000

      o     Investor relations costs of approximately $31,000

The increase in depreciation and amortization was primarily attributable to amortization of intangible and other assets of approximately $87,000.

Other income (expense)

Net other expense increased $170,944 to $170,544 for the three months ended June 30, 2005 as compared to net other income of $401 for the three months ended June 30, 2004. The change was mainly due to:

      o Interest expense of approximately $192,000 from our secured convertible note (including non-cash interest of approximately $70,000 due to accretion of our secured convertible note), a secured convertible loan(including non-cash interest of approximately $30,000 due to accretion of our secured convertible loan), loans to former owners of certain subsidiaries and interest on the financing of our directors and officers liability insurance policy

      o Interest and dividend income of approximately $21,000 primarily due from interest earned on our restricted cash balance

Six Month Period ended June 30, 2005 Compared to June 30, 2004

Results of operations for the six months ended June 30, 2005 compared to June 30, 2004 are as follows:

                                                         % of                        % of       $ Change      % Change
                                                                                                2004 to       2004 to
For the six months ended June 30,          2005        Revenues        2004        Revenues       2005          2005
Revenues:                                $1,169,153      100.00%     $1,161,305     100.00%        $7,848         0.68%
                                         ----------    ----------    ----------    ---------    ----------    ----------

Operating expenses:
      Selling                              199,630        17.07%       412,673       35.54%     (213,043)       -51.63%
      General and administrative         1,191,232       101.89%       630,641       54.30%       560,591        88.89%
      Depreciation and amortization        185,408        15.86%         3,957        0.34%       181,451        NM

      Stock based compensation               4,429         0.38%     -                0.00%         4,429        NM
                                         ----------    ----------    ----------    ---------    ----------    ----------

                                         1,580,699       135.20%     1,047,271       90.18%       533,428        50.94%
                                         ----------    ----------    ----------    ---------    ----------    ----------

Operating income (loss)                  (411,546)       -35.20%       114,034        9.82%     (525,580)      -460.90%
                                         ----------    ----------    ----------    ---------    ----------    ----------

Other income (expense):

      Reverse acquisition costs          (215,000)       -18.39%     -                0.00%     (215,000)        NM

      Interest expense                   (229,426)       -19.62%     -                0.00%     (229,426)        NM
      Interest and dividend income          24,445         2.09%           540        0.05%        23,905        NM
                                         ----------
                                                       ----------    ----------    ---------    ----------    ----------
                                         (419,981)       -35.92%           540        0.05%     (420,521)        NM
                                         ----------    ----------    ----------    ---------    ----------    ----------

  Loss before deferred income tax
              benefit                    (831,527)       -71.12%       114,574        9.87%     (946,101)        NM
                                                                                                              ----------

Deferred income tax
benefit                                     91,393         7.82%     -                0.00%        91,393        NM
                                         ----------    ----------    ----------    ---------    ----------    ----------

Net loss available to common
shareholders                             (740,134)       -63.31%       114,574        9.87%     ($854,708)       NM
                                                       ==========                  =========    ==========    ==========

Preferred dividends                      (125,903)                   -
                                         ----------                  ----------

                                         ($866,037)                   $114,574
                                         ==========                  ==========

NM - Not meaningful

Revenues for the six months ended June 30, 2005 increased $7,848 to $1,169,153 compared to the six months ended June 30, 2004 as shown on the table above.

The primary factors contributing to the revenue increase were:

      o An increase of approximately $70,000 in revenues from our third party administration business

      o An increase of approximately $54,000 in revenues from our investment management business

      o A decrease of approximately $116,000 in premiums collected in our insurance business

Operating expenses increased $533,428 to $1,580,699 from the prior year's first six months. As a percentage of sales, operating expenses increased by 50.94% when compared to the six months ended June 30, 2004.

Selling expenses decreased $213,043 to $199,630 from the prior year's first six months. As a percentage of sales, selling expenses decreased by 51.63% when compared to the six months ended June 30, 2004.

General and administrative expenses increased $560,591 to $1,191,232 from the prior year's first six months. As a percentage of sales, general and administrative expenses increased by 88.89% when compared to the six months ended June 30, 2004.

Depreciation and amortization increased $181,451 to $185,408 from the prior year's first six months.

Stock based compensation increased $4,429 to $4,429 from the prior year's first six months.

The decrease in selling expenses was primarily attributable to lower compensation costs for sales personnel.

The increase in general and administrative expense of approximately $513,000, which accounted for approximately 91% of the total increase in general and administrative expenses, was mainly due to:

      o Salaries and payroll fringe of approximately $250,000 for the Chairman of the Board, Chief Executive Officer and Chief Financial Officer of the registrant

      o     Professional fees of approximately $178,000

      o     Rent expense for the registrant of $42,000

      o     Directors and officers liability insurance of approximately $43,000

The increase in depreciation and amortization was primarily attributable to amortization of intangible and other assets in connection with the PAS Group acquisition of approximately $161,000.

Other income (expense)

Net other expense increased $420,521 to $419,981 for the six months ended June 30, 2005 as compared to net other income of $540 for the six months ended June 30, 2004. The change was mainly due to:

      o Interest expense of approximately $200,000 from our secured convertible note (including non-cash interest of approximately $85,000 due to accretion of our secured convertible note), a secured convertible loan (including non-cash interest of approximately $30,000 due to accretion of our secured convertible loan), loans to former owners of certain subsidiaries and interest on the financing of our directors and officers liability insurance policy

      o     Cash costs due to the reverse acquisition transaction of $215,000

      o Interest and dividend income of approximately $24,000 primarily due from interest earned on our restricted cash balance

Liquidity and Capital Resources

Our cash, working capital and stockholders' equity position is disclosed below:

                                         June 30, 2005       December 31, 2004
                                         -------------       -----------------
Unrestricted Cash                         $   204,565          $    89,779
Working Capital (deficit)                 $   107,301          ($   83,959)
Stockholders' Equity                      $ 3,635,503          $ 3,091,632

The Company had cash as of June 30, 2005 of $204,565, an increase of $114,786 from December 31, 2004.

The increase in cash was due to:

Cash flows from operating activities:
Net loss available to common shareholders                           $  (740,134)
Adjustments to reconcile net loss to net
        cash used in operating activities:
              Depreciation and amortization                             185,529
              Noncash interest                                          114,858
              Stock-based compensation                                    4,429
              Stock issued for services                                  25,000
              Deferred income tax benefit                               (91,393)
Increase (decrease) in cash attributable to changes
        in operating assets and liabilities
              Accounts receivable                                       (39,557)
              Accrued interest receivable                               (23,954)
              Prepaid and other current
              assets                                                    (90,928)
              Accounts payable                                            3,406
              Accrued expenses and other current
              liabilities                                               (20,348)
              Accrued interest payable                                   77,793

                                                                    -----------
Net cash used in operating activities                                  (595,300)
                                                                    -----------

Cash flows from investing activities:
Purchases of property and equipment                                     (32,879)
Acquisition costs (PAS transaction)                                     (69,054)

Cash acquired (reverse merger transaction)                               10,618
Increase in restricted cash (for acquisition purposes)               (2,500,000)

                                                                    -----------
Net cash used in investing activities                                (2,591,315)
                                                                    -----------

Cash flows from financing activities:
Proceeds from convertible notes                                       3,500,000
Proceeds from short-term debt                                           110,000
Payments on short-term debt and notes                                   (71,357)
Costs of 2004 common and preferred stock sales, net                     (58,242)
        of $17,102 collected from the escrow agent
Payment of deferred financing costs                                    (179,000)

                                                                    -----------
Net cash provided by financing activities                             3,301,401
                                                                    -----------

Increase in cash                                                    $   114,786
                                                                    ===========

Net cash of $595,300 used in operating activities was primarily due to a net loss available to common shareholders, increases in receivables and prepaid expenses of $63,511 and $90,928 respectively, and reflect a six month loss and increases required to support the growth of our receivables. These uses of cash were offset by non cash items of $238,423 and an increase in our accrued interest payable of $77,793.

Net cash of $2,591,315 used in investing activities was primarily due to an increase of cash restricted for acquisition purposes of $2,500,000 and acquisition costs of $69,054.

Net cash of $3,301,401 provided by financing activities was primarily due to the proceeds of three loans (two of which are secured) of $3,610,000 less issuance costs of the two secured notes of $179,000.

In order to pursue our strategy of purchasing small to medium-sized pension advisory, investment management and insurance organizations, we may need to seek additional equity or debt financing in the near future.

Future Contractual Obligations

The following table shows the Company's contractual obligations related to lease obligations as of June 30, 2005:

                                                          Payments due by period
Contractual obligations                         Total     Less than 1 year
                                               $51,020          $51,020
                                               =======          =======

Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements:

      o     Revenue Recognition

      o     Management's estimates

Revenue Recognition

We generate revenue primarily from the following three sources:

      o     Third party administration.

      o Financial planning and investment advisory fees and securities commissions.

      o     Insurance commissions

We recognize revenue from these sources, as follows:

      Third party administration.

      o Persuasive evidence of an arrangement between the us and our client exists

      o Delivery of the product to the customer has occurred or service has been provided to the customer

      o     The price to the customer is fixed and determinable

      o     Collectibility of the sales price is reasonably assured

      Financial planning and investment advisory fees and securities commissions.

      o     As services are rendered

      o     Contingent commissions are recorded as revenue when received

      Insurance commissions.

      o     The policy application is substantially complete

      o     The premium is paid

      o The insured party is contractually committed to the purchase of the insurance policy

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

Item 3. Quantitative and Qualitative Disclosures about Market Risks
-------------------------------------------------------------------

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

Legislation enacted in the spring of 2001 under the Economic Growth and Tax Relief Reconciliation Act of 2001 ("EGTRRA") increased the size of estates exempt from the federal estate tax and phases in additional increases between 2002 and 2009. EGTRRA also phases in reductions in the federal estate tax rate between 2002 and 2009 and repeals the federal estate tax entirely in 2010. Under EGTRRA, the federal estate tax will be reinstated, without the increased exemption or reduced rate, in 2011 and thereafter. However, President Bush and members of Congress have expressed a desire to modify the current legislation, which could result in additional increases in the size of estates exempt from the federal estate tax, further reductions in the federal estate tax rate or a permanent repeal of the federal estate tax. As enacted, EGTRRA has had a modest negative impact on our revenue from the sale of estate planning services and products including certain life insurance products that are often used to fund estate tax obligations and could have a further negative impact on our insurance business in the future. The pending bill, if enacted in its current form, or any additional increases in the size of estates exempt from the federal estate tax, further reductions in the federal estate tax rate or other legislation to permanently repeal the federal estate tax, could have a material adverse effect on our revenue. There can be no assurance that the pending bill will not be enacted in its current form or, alternatively, that other legislation will not be enacted that would have a further negative impact on our revenue.

Item 4. Controls and Procedures
-------------------------------

Our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005 in alerting them in a timely manner to material information required to be included in our SEC reports. In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Special Note Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including, but not limited to, those set forth in our Form SB-2, as amended filed on July 22nd,
2005), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

PART II.  OTHER INFORMATION
----------------------------

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 27, 2005, we issued a secured note to CAMOFI Master LDC (formerly known as DCOFI Master LDC) for $350,000, and on May 4, 2005, we issued a similar secured note to CAMOFI Master LDC for an additional $150,000. Effective June 30, 2005, in accordance with the original terms of the notes, the lender elected to convert those notes into notes convertible into common stock at a conversion price of $0.68 per share, and we agreed to issue five-year warrants to the note holders to purchase 367,647 shares of common stock at $0.1667 per share. Each convertible note bears interest at the rate of 12% per annum and interest is payable quarterly in arrears on the last day of each quarter. The principal amortizes in equal monthly payments commencing October 2005 and is due March 10, 2008. The notes are secured by substantially all of the assets of the Company, are guaranteed by the Company's subsidiaries and are subordinate to the convertible term note issued by the Company to Laurus Master Fund. In the event that the loan is not repaid within two trading days of maturity, we are required to issue to the lender 500,000 shares of common stock. This issuance was made to CAMOFI Master LDC, an accredited investor within the meaning of the Act, in reliance on Section 4(2) of the Act. These securities are restricted securities under the Act and will not be eligible for resale unless we file a registration covering such securities or another exemption from the registration requirements under the Act is available.

On February 21, 2005, we sold 473,994 shares of Common Stock for gross proceeds of $13,320 to Glenn A. Little. This issuance was made to Mr. Little, an accredited investor, in reliance on Section 4(2) of the Act. On that date, we also sold a total of 110,000 shares of Common Stock to ten other persons who represented to us that they were accredited investors, in reliance on Section 4(2) of the Act. These shares are restricted securities under the Act and will not be eligible for resale unless we file a registration covering such securities or another exemption from the registration requirements under the Act is available.

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

On June 28, 2005, we issued a total of 1,900 shares of Common Stock for no consideration to 19 employees of PAS, CIM and MDB, with each employee receiving 100 shares. These issuances were made in reliance on Section 4(2) of the Act, as a private offering. These shares are restricted securities under the Act and will not be eligible for resale unless we file a registration covering such securities or another exemption from the registration requirements under the Act is available.

As previously reported in our Form 8-K filed with the Securities and Exchange Commission on March 15, 2005, we completed our acquisition of Duncan Capital Financial Group, Inc. ("Duncan") on March 9, 2005. The acquisition was made pursuant to the Agreement and Plan of Reorganization, dated February 18, 2005 (the "Acquisition Agreement"), among us, Glenn A. Little and Duncan. Under the terms of the Acquisition Agreement, each share of Duncan common stock outstanding immediately prior to the Effective Date was exchanged for one share of our Common Stock. As a result of the Acquisition, we issued 12,040,000 shares of common stock to the former stockholders of Duncan. In addition to the Common Stock issued to the former stockholders of Duncan, under the Acquisition Agreement each outstanding option or warrant to purchase Duncan common stock was converted into an option to purchase the number of shares of our Common Stock equal to the number of Duncan common shares underlying the option or warrant immediately prior to the closing date. The issuance of our Common Stock and of options and warrants to acquire Common Stock were made pursuant to an exemption from the registration requirements under the Securities Act of 1933. Each of the stockholders of Duncan to whom we issued common stock, options or warrants was an accredited investor within the meaning of the Act, and the Acquisition was conducted as a private placement in accordance with Rule 506 of Regulation D under the Act. The Common Stock, warrants and options we issued in the Acquisition, and the shares of our Common Stock underlying the options and warrants, are restricted securities under the Act and will not be eligible for resale unless we file a registration statement covering such securities or another exemption from the registration requirements under the Securities Act of 1933 is available to a particular selling stockholder.

In addition, as previously reported in our Form 8-K filed with the Securities and Exchange Commission on March 15, 2005, on March 9, 2005, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. ("Laurus"), under which we issued and delivered to Laurus (i) a secured convertible term note in the principal amount of $3,000,000 (the "Note"), (ii) a Common Stock Purchase Warrant (the "Warrant"), entitling Laurus to purchase up to 1,084,338 shares of our Common Stock at a per share exercise price of $1.00, and (iii) an option ("Option") entitling Laurus to purchase up to 643,700 shares of Common Stock at a per share purchase price of $0.01. The issuance and sale of the Note, the Warrant and the Option were made pursuant to the exemption from registration under Section 4(2) under the Securities Act of 1933, as amended (the "Act"), and Regulation D promulgated under the Act. Laurus has represented to the Company that Laurus is an accredited investor under the Act and the rules promulgated thereunder.

At closing, $500,000 of Note proceeds were disbursed to the Company for working capital purposes. The Company paid fees to Laurus of $134,000 out of these gross proceeds and also paid $200,000 to settle outstanding liabilities of the registrant in connection with the acquisition of Duncan Capital Financial Group, Inc. We retained $166,000 of the proceeds for working capital purposes. The remaining $2,500,000 of Note proceeds were deposited by us at a bank in a restricted cash account under the control of Laurus ("Restricted Account"). Funds will be released by Laurus to the Company from the Restricted Account as follows: In connection with certain business acquisitions to be made by the Company, Laurus will direct the bank to release to the Company an amount of funds equal to the product of three times the "Acquired Entity Consolidated EBITDA" of the acquired entities. "Acquired Entity Consolidated EBITDA" is defined as net income before giving effect to interest, taxes, depreciation and amortization.

Laurus may, at any time, convert the outstanding indebtedness of the Note into shares of Common Stock at a price of $0.83 per share, subject to adjustment for subsequent lower price issuances by the Company (subject to certain exceptions), as well as customary adjustment provisions for stock splits, combinations, dividends and the like. Subject to the restrictions on conversion by Laurus described below, Laurus is required to convert the monthly payment due on account of principal and interest, plus any other amounts under the Note that are due and unpaid ("Monthly Amount"), into shares of Common Stock if the following criteria ("Conversion Criteria") are met:(i) the average closing price of the Common Stock for the five consecutive trading days preceding such due date is greater than 120% of the Fixed Conversion Price, and (ii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the Common Stock for the 22-day trading period immediately preceding the due date of the applicable Monthly Amount. If the Conversion Criteria are not met, Laurus must convert only such part of the Monthly Amount that meets the Conversion Criteria. Any part of the Monthly Amount due on a Repayment Date that Laurus has not been able to convert into shares of Common Stock due to failure to meet the Conversion Criteria must be paid by the Company in cash within three business days of the applicable monthly payment date.

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

Under the terms of a Registration Rights Agreement between Laurus and the Company, the Company is obligated to register the resale of the shares of Common Stock issuable upon payment or conversion of the Note and exercise of the Warrant and Option and have the registration statement declared effective by the Securities and Exchange Commission on or prior to July 7, 2005. If the registration statement is not declared effective within the time frame described, or if the registration is suspended other than as permitted in the registration rights agreement, the Company will be obligated to pay Laurus a fee equal to 1.5% of the outstanding principal amount of the Note for each 30-day period (pro rated for partial periods) that such registration obligations are not satisfied. Laurus has subsequently agreed to waive this provision.

As previously reported in our Form 8-K filed on March 22, 2005 with the Securities and Exchange Commission, our Board of Directors authorized the issuance of up to 4,000,000 shares of 12% Series A Convertible Preferred Stock ("Series A Preferred"), in accordance with the Agreement and Plan of Reorganization entered into on February 18, 2005 among the company, Duncan Capital Financial Group, Inc. and Glenn A. Little. On April 12, 2005, we completed the issuance of 3,820,000 shares of Series A Preferred to a total of ten holders of preferred stock of our subsidiary, Duncan Capital Financial Group, Inc., in exchange for their surrender of an equivalent number of preferred shares of Duncan Capital Financial Group, Inc. containing identical terms. We received no other consideration. Each shareholder to whom Series A Preferred shares were issued is an accredited investor within the meaning of the Act, and the issuance of the shares of Series A Preferred was made in reliance on Section 4(2) of the Act. There were no underwriting discounts or commissions paid in connection with this share exchange. The shares of Series A Preferred, and the underlying shares of common stock into which they are convertible, are restricted securities under the Act and will not be eligible for resale unless we file a registration statement covering such securities or another exemption from registration requirements under the Act is available.

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

As previously reported in our Form 8-K filed on March 21, 2005 with the Securities and Exchange Commission, on March 15, 2005, we amended our Articles of Incorporation to change the name of our company to National Investment Managers Inc. ("Name Change Amendment"). The Name Change Amendment was filed with the Secretary of State of the State of Florida on March 15, 2005. This amendment to our Articles of Incorporation was authorized by our Board of Directors and approved by written consent of shareholders without a meeting under Section 607.0704 of the Florida Business Corporation Act (FBCA"), which shareholders represented approximately 51% of the issued and outstanding shares of our common stock.

As previously reported in our Form 8-K filed on March 22, 2005 with the Securities and Exchange Commission, on March 18, 2005, we amended our Articles of Incorporation to create a class of "blank check" preferred stock, par value $0.001 per share, consisting of 10,000,000 shares. The Blank Check Preferred Stock Amendment was filed with the Secretary of State of the State of Florida on March 18, 2005. This amendment to our Articles of Incorporation was authorized by our Board of Directors and approved by written consent of shareholders without a meeting under Section 607.0704 of the FBCA, which shareholders represented approximately 51% of the issued and outstanding shares of our common stock.

We do not presently have a class of equity securities registered under Section 12 of the Securities Exchange Act of 1934, as amended (the "1934 Act"), and are therefore not subject to the proxy solicitation requirements of the 1934 Act.

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

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NATIONAL INVESTMENT MANAGERS INC.
                                           Registrant


Date:  August 4, 2005             By    /s/ Richard Stierwalt
----------------------                  ----------------------------------
                                            RICHARD STIERWALT
                                            Chief Executive Officer
                                            and Director


Date:  August 4, 2005              By   /s/ Leonard Neuhaus
----------------------               ---------------------------------
                                            LEONARD NEUHAUS
                                             Chief Financial Officer