Form 10QSB
period 2005-09-30
National Investment Managers Inc.
filed 2005-11-04
CIK 770461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005 OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

            Commission file number                000-51252
                                                  ----------

                        NATIONAL INVESTMENT MANAGERS INC.
             (Exact name of registrant as specified in its charter)

            Florida                                       59-2091510
(State or other jurisdiction of                         (I.R.S.Employer
incorporation or organization)                        identification No.)

              830 Third Ave., 14th Floor, New York, New York 10022
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 355-1547
                                 --------------
              (Registrant's telephone number, including area code)

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

                            Yes  |_|       No  |X|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                            Yes  |_|       No |X|

(Pursuant to rule 33-8587)

As of October 31, 2005, 13,653,747 shares of $.001 par value common stock of the registrant were outstanding.

               NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES
               --------------------------------------------------

                                      INDEX
                                      -----

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements                                                Page No.
                                                                            --------
Condensed Consolidated Balance Sheet - September 30, 2005 (unaudited)          3-4
Condensed Consolidated Statement of Operations - Three Months ended
September 30, 2005 (unaudited)                                                  5
Condensed Consolidated Statement of Operations - Nine Months ended
September 30, 2005 (unaudited)                                                  6
Condensed Consolidated Statement of Cash Flows - Nine Months ended
September 30, 2005 (unaudited)                                                 7 - 8
Notes to Condensed Consolidated Financial Statements                           9-20

Item 2.  Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                      20-30

Item 3.  Quantitative and Qualitative Disclosures about Market Risks            30-32

Item 4.  Controls and Procedures                                                32

PART II.  OTHER INFORMATION
---------------------------

Item 1.  Legal Proceedings

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds           32-38

Item 3.  Defaults Upon Senior Securities                                        38

Item 4.  Submission of Matters to a Vote of Security Holders                    38

Item 5.  Other Information                                                      38

Item 6.  Exhibits and Reports on Form 8-K                                       39

SIGNATURES                                                                      39

               National Investment Managers Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                               September 30, 2005
                                   (Unaudited)

 CURRENT ASSETS:
  Cash                                                                  $  2,255,973
  Accounts receivable, net                                                   273,531
  Prepaid directors and officers liability insurance                          39,722
  Prepaid expenses and other current assets                                  228,215
                                                                        ------------

      Total current assets                                                 2,797,441
                                                                        ------------

PROPERTY AND EQUIPMENT, net                                                  225,404
                                                                        ------------

OTHER ASSETS
Goodwill                                                                   2,854,580
Customer lists/relationships                                               6,065,586
Other intangibles                                                            429,167
Deferred financing costs                                                     124,861
Deferred tax asset                                                           195,204
                                                                        ------------
                                                                           9,669,398
                                                                        ------------

                                                                        $ 12,692,243
                                                                        ============
CURRENT LIABILITIES:
  Short-term debt                                                       $     28,723
  Long-term debt, current portion                                          1,568,349
  Accounts payable                                                           415,002
  Unearned revenues                                                           52,229
  Accrued expenses and other current liabilities                             427,800
                                                                        ------------

      Total current liabilities                                            2,492,103
                                                                        ------------

LONG-TERM LIABILITIES:
  Long-term debt, less current portion                                     1,934,644
  Preferred dividends payable                                                183,203
  Deferred tax liabilities                                                 2,610,893
                                                                        ------------

      Total long-term liabilities                                          4,728,740
                                                                        ------------

                Total liabilities                                          7,220,843
                                                                        ------------

COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 par value, 10,000,000 shares authorized;
   4,000,000 designated as Series A shares of which 3,820,000 shares issued and outstanding (liquidation preference
   $3,820,000) and 4,000,000 designated as Series B shares of which 1,975,000 shares issued and outstanding (liquidation
   preference $1,975,000)                                                      5,795
  Common Stock, $.001 par value 100,000,000 shares authorized,
  13,653,747 shares issued                                                    13,654
  Additional paid-in capital                                               7,029,768
  Accumulated deficit                                                     (1,577,817)
                                                                        ------------
      Total stockholders' equity                                           5,471,400
                                                                        ------------

                                                                        $ 12,692,243
                                                                        ============

     See accompanying notes to condensed consolidated financial statements

               National Investment Managers Inc. and Subsidiaries
                 Condensed Consolidated Statement of Operations
                      Three Months Ended September 30, 2005
                                   (Unaudited)

                                                             2005
                                                         ------------

Revenues                                                 $    783,845
                                                         ------------
Operating expenses:
 Selling                                                      107,899
 General and administrative                                   870,408
 Depreciation and amortization                                183,321
 Stock based compensation                                       7,381
                                                         ------------
                                                            1,169,009
                                                         ------------
Loss from operations                                         (385,164)
                                                         ------------
Other income (expense)

 Interest expense                                            (302,210)
 Interest, dividend and rental income                          10,428
                                                         ------------
                                                             (291,782)
                                                         ------------
Loss before deferred income tax benefit                      (676,946)

Deferred income tax benefit                                    94,810
                                                         ------------
Net loss available to common shareholders                    (582,136)

Preferred dividends                                           (57,300)
                                                         ------------

Net loss                                                 $   (639,436)
                                                         ============

Basic and diluted loss per common share                  $      (0.05)
                                                         ============

Weighted average number of common shares outstanding
                                                           13,534,000
                                                         ============

     See accompanying notes to condensed consolidated financial statements

               National Investment Managers Inc. and Subsidiaries
                 Condensed Consolidated Statement of Operations
                      Nine Months Ended September 30, 2005
                                   (Unaudited)

Revenues                                                 $  1,952,999
                                                         ------------

Operating expenses:
 Selling                                                      307,528
 General and administrative                                 2,061,641
 Depreciation and amortization                                368,729
 Stock based compensation                                      11,810
                                                         ------------
                                                            2,749,708
                                                         ------------

Loss from operations                                         (796,709)
                                                         ------------

Other income (expense)
 Reverse acquisition costs                                   (215,000)
 Interest expense                                            (531,636)
 Interest, dividend and rental income                          34,871
                                                         ------------

                                                             (711,765)
                                                         ------------

Loss before deferred income tax benefit                    (1,508,474)

Deferred income tax benefit                                   186,204
                                                         ------------

Net loss available to common shareholders                  (1,322,270)

Preferred dividends                                          (183,203)
                                                         ------------

Net loss                                                 $ (1,505,473)
                                                         ============

Basic and diluted loss per common share                  $      (0.12)
                                                         ============

Weighted average number of common shares outstanding
                                                           13,088,000
                                                         ============

     See accompanying notes to condensed consolidated financial statements

               National Investment Managers Inc. and Subsidiaries
                 Condensed Consolidated Statement of Cash Flows
                      Nine Months Ended September 30, 2005
                                   (Unaudited)

Cash flows from operating activities:
Net loss available to common shareholders                                    $(1,322,270)
Adjustments to reconcile net loss to net
         cash used in operating activities:
               Depreciation and amortization                                     368,729
               Noncash interest                                                  214,716
               Stock-based compensation                                            8,858
               Stock issued for
               services                                                           25,000
               Deferred income tax benefit                                      (186,204)
Increase (decrease) in cash attributable to
changes
         in operating assets and liabilities
               Accounts receivable                                              (157,161)
               Prepaid and other current assets                                 (263,577)
               Accounts payable                                                  404,085
               Unearned revenue                                                   52,229
               Accrued expenses and other current
               liabilities                                                       332,000

                                                                             -----------
Net cash used in operating activities                                           (523,595)
                                                                             -----------

Cash flows from investing activities:
Purchases of property and equipment                                              (43,235)
Acquisition costs, net                                                        (2,452,352)
Cash acquired (reverse merger transaction)                                        10,618

                                                                             -----------
Net cash used in investing activities                                         (2,484,969)
                                                                             -----------

Cash flows from financing activities:
Proceeds from convertible notes                                                3,500,000
Proceeds from short-term debt                                                    110,000
Payments on short-term debt and notes                                           (163,001)
Proceeds from 2005 preferred stock sales, net                                  1,965,000
Costs of 2004 common and preferred stock sales,
net                                                                              (58,242)
         of $17,102 collected from the escrow
         agent
Payment of deferred financing costs                                             (179,000)

                                                                             -----------
Net cash provided by financing activities                                      5,174,757
                                                                             -----------

Increase in cash                                                               2,166,194

Cash, beginning of period                                                         89,779


Cash, end of period                                                          $ 2,255,973
                                                                             ===========

Supplemental disclosure of cash flow information:
Interest paid                                                                $   165,728
                                                                             ===========

Supplemental disclosures of noncash investing and
financing activities:
Accrued preferred dividends                                                  $   183,203
                                                                             ===========

Conversion of debt and accrued interest into
         common stock                                                        $   221,109
                                                                             ===========

Warrants and options issued and embedded
         conversion feature associated with
         convertible
         debt financings                                                     $ 1,180,000
                                                                             ===========

The Company purchased 100% of the common stock of the SHRA Group for consideration of $3,500,000. In conjunction with the acquisition, notes and common stock were issued, as follows:

Fair value of assets acquired                                                $ 4,863,638
Cash paid                                                                     (2,100,000)
Common stock issued                                                             (500,000)
Notes issued                                                                    (900,000)
Acquisition costs                                                               (116,884)
                                                                             -----------

Liabilities assumed                                                          $ 1,246,754
                                                                             ===========


     See accompanying notes to condensed consolidated financial statements

               NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1.  Unaudited Statements

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows for the three month and nine month periods ended September 30, 2005 have been included. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the financial statements and related notes included in National Investment Managers Inc. ("NIVM" or the "Company") Form SB-2 as amended, which was filed on July 22, 2005.

The operating results for the three month and nine month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the December 31, 2005 year end.

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

On August 2, 2005, NIM acquired 100% of the capital stock of its wholly-owned subsidiaries, Stephen H. Rosen & Associates, Inc., ("Rosen") and Haddon Strategic Alliance, Inc. ("Haddon") (collectively the "SHRA Group"). The SHRA Group acquisition is being accounted for as a purchase. (See Note 17.)

The accompanying 2005 condensed consolidated financial statements include (i) the accounts of DCFG and the PAS Group from January 1, 2005 to September 30, 2005, (ii) the accounts of NIVM (formerly FEST) from March 9, 2005 (the effective date of the reverse acquisition) to September 30, 2005, and (iii) the accounts of the SHRA Group from August 2, 2005 to September 30, 2005. All significant intercompany transactions and balances have been eliminated in consolidation.

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

Note 6. Goodwill

Goodwill, recognized in connection with the PAS Group and the SHRA Group acquisitions, will not be amortized; rather goodwill will be subject to at least an annual assessment for impairment applying a fair-value based test.

Note 7. Other Intangible Assets

Other intangible assets recognized in connection with the PAS Group acquisition include the following:

                                                                               Estimated
                                    Cost        Amortization         Net         Life
                                    ----        ------------         ---         ----
Customer lists /
relationships                   $3,100,000         $155,000       $2,945,000   15 years
Covenants not to compete           200,000           50,000          150,000   3 years
Employment agreements               50,000           37,500           12,500   1 year

Other intangible assets recognized in connection with the Rosen acquisition include the following:

                                                                               Estimated
                                   Cost         Amortization         Net         Life
                                   ----         ------------         ---         ----
Customer lists /
relationships                   $2,666,884         $29,632        $2,637,252   15 years
Covenants not to compete           200,000          16,667           183,333   2 years
Employment agreements              100,000          16,667            83,333   1 year

Other intangible assets recognized in connection with the Haddon acquisition include the following:

                                                                               Estimated
                                   Cost         Amortization        Net          Life
                                   ----         ------------        ---          ----
Customer lists /
relationships                   $500,000           $16,667        $483,333     5 years

These other intangible assets will be amortized by use of the straight-line method over the estimated lives of the assets. During the three and nine month periods ended September 30, 2005, amortization expense related to customer lists/relationships and other intangible assets acquired in connection with the PAS Group and SHRA Group acquisitions were approximately $160,000 and $322,000, respectively. We will periodically evaluate the recoverability of intangible assets, taking into account events or circumstances that may warrant a revision to estimated useful lives or impairment conditions.

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

As a result of the Company's allocations above, $350,000 of the principal amount of the Note was allocated to the Five Year Warrant and embedded conversion option. This amount will be amortized as additional (non-cash) interest expense with a corresponding increase to the Note over the life of the Note until such
Note is repaid or converted to common stock. During the three and nine months ended September 30, 2005, the Company amortized approximately $30,000 and $60,000, respectively, of non-cash interest expense related to this Note.

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

At closing, $500,000 of Note proceeds were disbursed to the Company for working capital purposes. The Company paid fees to Laurus of $134,000 out of these gross proceeds and also paid $200,000 to settle outstanding liabilities of the registrant in connection with the acquisition of Duncan Capital Financial Group, Inc. We retained $166,000 of the proceeds for working capital purposes. The remaining $2,500,000 of Note proceeds were deposited by us at a bank in a restricted cash account under the control of Laurus ("Restricted Account"). The remaining funds were released by Laurus to the Company on August 2, 2005 in connection with the SHRA Group acquisition.

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

As a result of the Company's allocations above, $830,000 of the principal amount of the Note was allocated to the Warrant, Option and embedded conversion option. This amount will be amortized as additional (non-cash) interest expense with a corresponding increase to the Note over the life of the Note until such Note is repaid or converted to common stock. During the three and nine months ended September 30, 2005, the Company amortized approximately $70,000 and $155,000, respectively, of non-cash interest expense related to this Note.

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

During the nine months ended September 30, 2005, stockholders' equity was also increased as a result of (i) the recognition of approximately $830,000 of value associated with options, warrants and an embedded conversion option associated with the Laurus Note (see Note 9) (ii) the recognition of approximately $350,000 of value associated with the warrant and an embedded conversion option associated with convertible notes payable (see Note 8) (iii) the conversion of approximately $221,000 of notes payable (initially recorded in connection with the PAS Group acquisition) and accrued interest into approximately 295,000 shares of common stock, (iv) the issuance of approximately 150,000 shares of common stock for services, (v)the issuance of 333,334 shares of common stock in consideration for $500,000 in connection with the acquisition of HAS, (vi) stock based compensation of approximately $9,000 and (vi) the sale of 1,975,000 shares of Series B Preferred Stock resulting in net proceeds of approximately $1,965,000.

During the nine months ended September 30, 2005, stockholders' equity was decreased as a result of preferred dividends of approximately $183,000 and private placement costs of approximately $25,000.

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

Unexercised stock options and warrants to purchase common stock and Notes convertible into common stock as of September 30, 2005 are as follows:

Options                            1,007,296
Warrants                           5,004,738

Convertible Notes                  4,332,034
                                ------------
                                  10,344,068
                                ============

The foregoing common stock equivalents were excluded from the calculation of net loss available to common shareholders since their inclusion would be anti-dilutive.

Note 17. Acquisition of SHRA Group

On August 2, 2005, we purchased 100% of the common stock of the SHRA Group. The initial purchase price consists of $2,100,000 of cash and $500,000 of common stock (333,334 shares) paid at the closing and $900,000 due in 2 annual installments of $450,000 each commencing August 1, 2006, with interest payable annually at the rate of 7%.

The Company's strategy in purchasing the SHRA Group was to acquire a pension advisory and investment management organization with recurring revenue streams, and consolidate these businesses to take advantage of economies of scale, efficiencies, and cross-selling opportunities. The SHRA Group had demonstrated stable revenue growth and cash flow with low client attrition rates. The Company plans to enhance revenues in the SHRA Group through cross-selling within a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and products and higher client retention through improved service.

As part of the consideration received for the sale of the SHRA Group to us, the President of Rosen was awarded a one year employment agreement, and agreed to be bound by non-compete and non-solicit agreements.

The acquisition of the SHRA Group is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

The total initial purchase price for the acquisition of the SHRA Group of $3,616,884 (including $116,884 of acquisition costs) is being allocated on a preliminary basis as follows:

Assets acquired:

     Property and equipment               $  150,000
     Customer lists/relationships          3,166,884
     Goodwill                              1,246,754
     Covenant not to compete                 200,000
     Employment agreements                   100,000
                                          ----------

                                           4,863,638

Liabilities assumed:
     Deferred tax liability                1,246,754
                                          ----------

Net purchase price                        $3,616,884
                                          ==========

The identifiable intangible assets listed above will be amortized for book purpose over the estimated useful lives of the assets (see Note 7). The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes. The total initial purchase price will be adjusted for actual acquisition and closing costs (which have not been determined but are not expected by the Company to be material). Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

In connection with the SHRA Group acquisition, the Company became obligated to make an aggregate annual payment of $100,000 under a one-year employment agreement with the president of Rosen. The Company also became obligated to issue options to purchase 6,500 shares of common stock at an exercise price of $1.50 per share to the employees of the SHRA Group.

Note 18. Subsequent event

On October 18, 2005, we formally closed on the purchase and sale by 23 accredited investors (the "Investors") of an aggregate of 2,965,000 shares of Series B Cumulative Convertible Preferred Stock (the "B Preferred Stock") at $1.00 per share for an aggregate purchase price of $2,965,000. The funds raised will be utilized by the Company for working capital and acquisitions. As of September 30, 2005, funds were accepted in the aggregate gross amount of $1,975,000. As there was no minimum for closing on the offering, upon acceptance by the Company of the subscription, and upon the signing by the Company of the subscription agreement, the Company recorded the proceeds as a sale of the preferred securities.

Each share of B Preferred Stock is convertible, at any time at the option of the holder, into two shares of common stock of the Company ("Common Stock"). The B Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding B Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of common stock. Holders of the B Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.12 per share of B Preferred Stock paid on a semi-annual basis. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue shares of common stock in connection with the dividend on the Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 98% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the Investors piggyback registration rights.

In addition to any voting rights provided by law, holders of the B Preferred Stock will have the right to vote together with holders of Common Stock and the Series A Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of B Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the B Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of B Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A Convertible Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The shares of B Preferred Stock were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

In order to pursue our strategy of purchasing small to medium-sized pension advisory, investment management and insurance organizations, we may need to seek additional equity or debt financing in the near future.


PROPERTIES

We currently lease approximately 5,738 square feet of office space in Horsham, Pennsylvania under a lease agreement which expires on April 30, 2006. We also lease approximately 5,459 square feet of office space in Haddonfield, New Jersey under a lease agreement which expires on February 21, 2011. We also lease three offices and shared conference, reception and information technology services in Manhattan on a month-to-month basis from an entity controlled by a shareholder at the rate of $3,000 per month per office, which we believe to be a fair market rate based upon our study of executive office suite rates in the midtown Manhattan area. In the opinion of our management, the leased properties are adequately insured. Our existing properties are in good condition and suitable for the conduct of our business.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period ended September 30, 2005 Compared to September 30, 2004

Results of operations for the three months ended September 30, 2005 compared to September 30, 2004 are as follows:

                                                          % of                          % of         $ Change      % Change
For the three months                                                                                  2004 to       2004 to
 ended September 30,                       2005          Revenues        2004          Revenues        2005          2005


Revenues:                             $   783,845          100.00%   $   814,171         100.00%    ($   30,326)         -3.72%
                                      -----------     -----------    -----------    -----------     -----------     -----------

Operating expenses:
      Selling                             107,899           13.77%       183,707          22.56%        (75,808)         -41.27%
      General and administrative          870,409          111.04%       513,444          63.06%        356,965           69.52%
      Depreciation and amortization       183,321           23.39%         4,316           0.53%        179,005              NM

      Stock based compensation              7,381            0.94%            --           0.00%          7,381              NM
                                      -----------     -----------    -----------    -----------     -----------     -----------

                                        1,169,009          149.14%       701,467          86.16%        467,542           66.65%
                                      -----------     -----------    -----------    -----------     -----------     -----------

Operating income (loss)                  (385,164)        -49.14%        112,704          13.84%       (497,867)             NM
                                      -----------     -----------    -----------    -----------     -----------     -----------

Other income (expense):

      Reverse acquisition costs                --            0.00%            --           0.00%              0              NM

      Interest expense                   (302,210)         -38.55%            --           0.00%       (302,210)             NM
       Interest, dividend and
      rental income                        10,428            1.33%         5,469           0.67%          4,958              NM
                                      -----------     -----------    -----------    -----------     -----------     -----------
                                         (291,782)         -37.22%         5,469           0.67%       (297,251)             NM
                                      -----------     -----------    -----------    -----------     -----------     -----------

 Income (Loss) before provision
 for income taxes                        (676,946)         -86.36%       118,173          14.51%       (795,119)             NM
                                                                                                                    -----------

Deferred income tax benefit                94,810           12.10%            --           0.00%         94,810              NM
                                      -----------     -----------    -----------    -----------     -----------     -----------

Net income (loss) available to
common shareholders                      (582,136)         -74.27%       118,173          14.51%    ($  700,308)             NM
                                                      ===========                   ===========     ===========     ===========

Preferred dividends                       (57,300)                            --
                                      -----------                    -----------

                                      ($  639,436)                   $   118,173
                                      ===========                    ===========

NM - Not meaningful

Revenues for the three months ended September 30, 2005 decreased $30,326 to $783,845 compared to the three months ended September 30, 2004 as shown on the table above.


The primary factors contributing to the revenue decrease were:

      o A decrease of approximately $210,000 in revenues from our third party administration business (see below paragraph)
      o An increase of approximately $160,000 in revenues from our investment management business
      o An increase of approximately $20,000 in premiums collected in our insurance business

The decrease in our third party administration business was comprised of an increase from the administration business of the PAS Group and a decrease from the administration business of the SHRA Group. The decrease in revenues from the SHRA Group related primarily to billings and collections they made prior to our acquisition of them on August 2, 2005, which collections were distributed to their shareholders, for work they had not performed and we are required to complete with no corresponding revenue.

Operating expenses increased $467,542 to $1,169,009 from the prior year's third quarter. As a percentage of sales, operating expenses increased by 66.65% when compared to the three months ended September 30, 2004.

Selling expenses decreased $75,808 to $107,899 from the prior year's third quarter. As a percentage of sales, selling expenses decreased by 41.27% when compared to the three months ended September 30, 2004.

General and administrative expenses increased $356,965 to $870,409 from the prior year's third quarter. As a percentage of sales, general and administrative expenses increased by 69.52% when compared to the three months ended September 30, 2004.

Depreciation and amortization increased $179,005 to $183,321 from the prior year's third quarter.

Stock based compensation increased $7,381 to $7,381 from the prior year's third quarter.

The decrease in selling expenses was primarily attributable to lower compensation costs for sales personnel.

The increase in general and administrative expenses of approximately $297,000, which accounted for approximately 83% of the total increase in general and administrative expenses, was mainly due to:

      o Salaries and payroll fringe of approximately $140,000 for the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Assistant General Counsel of the registrant
      o     Professional fees of approximately $75,000
      o     Rent expense for the registrant of $21,000
      o     Directors and officers liability insurance of approximately $27,000
      o     Investor relations costs of approximately $34,000

The increase in depreciation and amortization was primarily attributable to amortization of intangible and other assets of approximately $160,000.

Other income (expense)

Net other expense increased $297,251 to $291,782 for the three months ended September 30, 2005 as compared to net other income of $5,469 for the three months ended September 30, 2004. The change was mainly due to:

      o Interest expense of approximately $110,000 from our secured convertible note (including non-cash interest of approximately $70,000 due to accretion of our secured convertible note), a secured convertible loan(including non-cash interest of approximately $30,000 due to accretion of our secured convertible loan), interest expense of $100,000 as a penalty for failing to have a registration effective by July 7, 2005,loans to former owners of certain subsidiaries and interest on the financing of our directors and officers liability insurance policy
      o Interest, dividend and sub-rental income of approximately $5,000 including interest earned on our cash balances of approximately $2,000 and sub-rental income of approximately $3,000 from an unrelated third party.

Nine Month Period ended September 30, 2005 Compared to September 30, 2004

Results of operations for the nine months ended September 30, 2005 compared to September 30, 2004 are as follows:


7                                                           % of                           % of        $ Change       % Change
                                                                                                        2004 to        2004 to
For the nine months ended September 30,     2005          Revenues          2004         Revenues        2005           2005

Revenues:                               $ 1,952,999          100.00%   $ 1,975,476         100.00%    ($   22,477)         -1.14%
                                        -----------     -----------    -----------    -----------     -----------     -----------

Operating expenses:
      Selling                               307,528           15.75%       596,380          30.19%       (288,852)        -48.43%
      General and administrative          2,061,641          105.56%     1,167,923          59.12%        893,718          76.52%
      Depreciation and amortization         368,729           18.88%         8,273           0.42%        360,456              NM
      Stock based compensation               11,810            0.60%            --           0.00%         11,810              NM
                                        -----------     -----------    -----------    -----------     -----------     -----------

                                          2,749,708          140.79%     1,772,575          89.73%        977,133          55.13%
                                        -----------     -----------    -----------    -----------     -----------     -----------

Operating income (loss)                    (796,709)         -40.79%       202,901          10.27%       (999,610)       -492.66%
                                        -----------     -----------    -----------    -----------     -----------     -----------

Other income (expense):
      Reverse acquisition costs            (215,000)         -11.01%                         0.00%       (215,000)             NM
      Interest expense                     (531,636)         -27.22%                         0.00%       (531,636)             NM
       Interest, dividend and
      rental income                          34,871            1.79%         6,409           0.32%         28,462              NM

                                        -----------     -----------    -----------    -----------     -----------     -----------
                                           (711,765)         -36.44%         6,409           0.32%       (718,174)             NM
                                        -----------     -----------    -----------    -----------     -----------     -----------

Income (Loss) before provision for
income taxes                             (1,508,474)        -77.24%        209,310          10.60%     (1,717,784)             NM
                                                                                                                      -----------

Deferred income tax benefit                 186,204            9.53%            --           0.00%        186,204              NM
                                        -----------     -----------    -----------    -----------     -----------     -----------

Net income (loss) available to common
shareholders                             (1,322,270)        -67.70%        209,310          10.60%    ($1,531,580)             NM
                                                        ===========                   ===========     ===========     ===========

Preferred dividends                        (183,203)                            --
                                        -----------                    -----------

                                        ($1,505,473)                   $   209,310
                                        ===========                    ===========

NM - Not meaningful

Revenues for the nine months ended September 30, 2005 decreased $22,477 to $1,952,999 compared to the nine months ended September 30, 2004 as shown on the table above.


The primary factors contributing to the revenue decrease were:

      o A decrease of approximately $75,000 in revenues from our third party administration business (see below paragraph)
      o An increase of approximately $150,000 in revenues from our investment management business, due primarily to a growth in our assets under management
      o A decrease of approximately $100,000 in premiums collected in our insurance business

The decrease of approximately $75,000 in our third party administration business was comprised of an increase of approximately $190,000 from the administration business of the PAS Group and a decrease of approximately $265,000 from the administration business of the SHRA Group. The decrease in revenues from the SHRA Group related primarily to billings and collections they made prior to our acquisition of them on August 2, 2005, which collections were distributed to their shareholders, for work they had not performed and we are required to complete with no corresponding revenue.

Operating expenses increased $977,133 to $2,749,708 from the prior year's first nine months. As a percentage of sales, operating expenses increased by 55.13% when compared to the nine months ended September 30, 2004.

Selling expenses decreased $288,852 to $307,528 from the prior year's first nine months. As a percentage of sales, selling expenses decreased by 48.43% when compared to the nine months ended September 30, 2004.

General and administrative expenses increased $893,718 to $2,061,641 from the prior year's first nine months. As a percentage of sales, general and administrative expenses increased by 76.52% when compared to the nine months ended September 30, 2004.

Depreciation and amortization increased $360,456 to $368,729 from the prior year's first nine months.

Stock based compensation increased $11,810 to $11,810 from the prior year's first nine months.

The decrease in selling expenses was primarily attributable to lower compensation costs for sales personnel.

The increase in general and administrative expenses of approximately $840,000, which accounted for approximately 94% of the total increase in general and administrative expenses, was mainly due to:

      o Salaries and payroll fringe of approximately $390,000 for the Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Assistant General Counsel of the registrant
      o     Professional fees of approximately $253,000
      o     Rent expense for the registrant of $63,000
      o     Directors and officers liability insurance of approximately $70,000
      o     Investor relations costs of approximately $64,000

The increase in depreciation and amortization was primarily attributable to amortization of intangible and other assets in connection with the PAS Group and SHRA Group acquisitions of approximately $322,000.

Other income (expense)

Net other expense increased $718,173 to $711,764 for the nine months ended September 30, 2005 as compared to net other income of $6,409 for the nine months ended September 30, 2004. The change was mainly due to:

      o Interest expense of approximately $532,000 in total, including $310,000 from our secured convertible note (including non-cash interest of approximately $155,000 due to accretion of our secured convertible note), interest expense of approximately $96,000 from a secured convertible loan (including non-cash interest of approximately $60,000 due to accretion of our secured convertible loan), interest expense of $100,000 as a penalty for failing to have a registration effective by July 7, 2005, loans to former owners of certain subsidiaries and interest on the financing of our directors and officers liability insurance policy
      o     Cash costs due to the reverse acquisition transaction of $215,000
      o Interest, dividend and sub-rental income of approximately $35,000 primarily due from interest earned on our cash balances


Liquidity and Capital Resources

Our cash, working capital and stockholders' equity position is disclosed below:

                           September 30, 2005        December 31, 2004
                             --------------         ------------------
Unrestricted Cash              $ 2,255,973             $    89,779
Working Capital (deficit)      $   305,339            ($    83,959)
Stockholders' Equity           $ 5,471,401             $ 3,091,632

The Company had cash as of September 30, 2005 of $2,255,973, an increase of $2,166,194 from December 31, 2004.

The increase in cash was due to:

Cash flows from operating activities:
Net loss available to common shareholders                            $(1,322,270)
Adjustments to reconcile net loss to net
          cash used in operating activities:
                  Depreciation and amortization                          368,729
                  Noncash interest                                       214,716
                  Stock-based compensation                                 8,858
                  Stock issued for services                               25,000
                  Deferred income tax benefit                           (186,204)
Increase (decrease) in cash attributable to changes
          in operating assets and liabilities
                  Accounts receivable                                   (157,161)
                  Prepaid and other current assets                      (263,577)
                  Accounts payable                                       404,085
                  Unearned revenue                                        52,229
                  Accrued expenses and other current liabilities         332,000

                                                                     -----------
Net cash used in operating activities                                   (523,595)
                                                                     -----------

Cash flows from investing activities:
Purchases of property and equipment                                      (43,235)
Acquisition costs, net                                                (2,452,352)
Cash acquired (reverse merger transaction)                                10,618

                                                                     -----------
Net cash used in investing activities                                 (2,484,969)
                                                                     -----------

Cash flows from financing activities:
Proceeds from convertible notes                                        3,500,000
Proceeds from short-term debt                                            110,000
Payments on short-term debt and notes                                   (163,001)
Proceeds from 2005 preferred stock sales, net of fees                  1,965,000
Costs of 2004 common and preferred stock sales, net                      (58,242)
          of $17,102 collected from the escrow agent
Payment of deferred financing costs                                     (179,000)

                                                                     -----------
Net cash provided by financing activities                              5,174,757
                                                                     -----------

Increase in cash                                                       2,166,194

Net cash of $523,595 used in operating activities was primarily due to a net loss available to common shareholders, increases in receivables and prepaid expenses of $157,161 and $263,577 respectively, and reflect a nine month loss and increases required to support the growth of our receivables. These uses of cash were offset by non cash items of $431,099 and an increase in our accounts payable and accrued expenses of $404,085 and $332,000 respectively.

Net cash of $2,484,969 used in investing activities was primarily due to funds expended in the SHRA Group acquisition.

Net cash of $5,174,757 provided by financing activities was primarily due to the proceeds of three loans (two of which are secured) of $3,610,000 less issuance costs of the two secured notes of $179,000 and the net proceeds of $1,965,000 from our Series B Preferred Stock offering.

On October 18, 2005, we formally closed on the purchase and sale by 23 accredited investors (the "Investors") of an aggregate of 2,965,000 shares of Series B Cumulative Convertible Preferred Stock (the "B Preferred Stock") at $1.00 per share for an aggregate purchase price of $2,965,000. The funds raised will be utilized by the Company for working capital and acquisitions. As of September 30, 2005, funds were accepted in the aggregate gross amount of $1,975,000. As there was no minimum for closing on the offering, upon acceptance by the Company of the subscription, and upon the signing by the Company of the subscription agreement, the Company recorded the proceeds as a sale of the preferred securities.

Each share of B Preferred Stock is convertible, at any time at the option of the holder, into two shares of common stock of the Company ("Common Stock"). The B Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding B Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of common stock. Holders of the B Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.12 per share of B Preferred Stock paid on a semi-annually. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue shares of common stock in connection with the dividend on the Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 98% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the Investors piggyback registration rights.

In addition to any voting rights provided by law, holders of the B Preferred Stock will have the right to vote together with holders of Common Stock and the Series A Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of B Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the B Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of B Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A Convertible Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The shares of B Preferred Stock were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

In order to pursue our strategy of purchasing small to medium-sized pension advisory, investment management and insurance organizations, we may need to seek additional equity or debt financing in the near future.

Future Contractual Obligations

The following table shows the Company's contractual obligations as of September 30, 2005:

                                                       Payments due by period
                                     -----------------------------------------------------
                           Total         Less than 1 year    1-3 years        3 to 5 years
                         -------------   ----------------    ---------        ------------
Operating Lease
Obligations              $  792,593        $  170,430        $  414,167        $  207,996
                         ==========        ==========        ==========        ==========

Long-Term Debt           $3,968,277        $1,368,347        $2,599,931        $        0
                         ==========        ==========        ==========        ==========

Total Contractual
Cash Obligations         $4,760,870        $1,538,777        $3,014,098        $  207,996
                         ==========        ==========        ==========        ==========

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

Item 4. Controls and Procedures

As of the end of the period covered by this report, our Chief Executive Officer and Chief Financial Officer conducted an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

From time to time, the Company may become a party to litigation or other legal proceedings that it considers to be a part of the ordinary course of its business. The Company is not involved currently in legal proceedings that could reasonably be expected to have a material adverse effect on its business, prospects, financial condition or results of operations. The Company may become involved in material legal proceedings in the future.

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

On August 2, 2005, we issued 333,334 shares of our common stock to the former shareholder of Haddon in exchange for 100% of the capital stock of Haddon. In addition, we issued $900,000 principal amount of convertible notes to the two former stockholders of Rosen that are immediately convertible into common stock of the Company until July 31, 2007 at a price equal to the fair market value of the common stock on the "Determination Date", which is the June 30 or December 31 of the prior year, whichever is most recent, preceding the date of exercise. In addition, we issued 5-year options for an aggregate of 55,000 shares of our common stock to the two former stockholders of Rosen, based on an exercise price of $1.50 per share, representing the average bid price per share for our common stock of $1.50 over the ten trading days immediately preceding the closing. 50,000 of such options granted to one former shareholder of Rosen vest in equal monthly increments over a 24-month period commencing September 1, 2005, and 5,000 of such options granted to the other former shareholder of Rosen vest immediately.

The issuance of our common stock and of convertible securities and options to acquire common stock were made as a private placement in accordance with Section 4(2) under the Securities Act pursuant to an exemption from the registration requirements under the Securities Act of 1933. The common stock and options we issued in the acquisition, and the shares of our common stock underlying the options and convertible notes, are `restricted securities' under the Securities Act of 1933 and will not be eligible for resale unless we file a registration covering such securities or another exemption from the registration requirements under the Securities Act of 1933 is available to a particular selling stockholder.

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

At closing, $500,000 of Note proceeds were disbursed to the Company for working capital purposes. The Company paid fees to Laurus of $134,000 out of these gross proceeds and also paid $200,000 to settle outstanding liabilities of the registrant in connection with the acquisition of Duncan Capital Financial Group, Inc. We retained $166,000 of the proceeds for working capital purposes. The remaining $2,500,000 of Note proceeds were deposited by us at a bank in a restricted cash account under the control of Laurus ("Restricted Account"). The funds in the Restricted Accounts were released by Laurus to the Company from the Restricted Account in connection with the acquisition of the SHRA Group.

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

As previously reported in our Form 8-K filed on October 18, 2005 with the Securities and Exchange Commission, 23 accredited investors (the "Investors") purchased an aggregate of 2,965,000 shares of Series B Cumulative Convertible Preferred Stock (the " B Preferred Stock") at $1.00 per share for an aggregate purchase price of $2,965,000. The funds raised will be utilized by National Investment Managers, Inc. (the "Company") for working capital and acquisitions.

Each share of B Preferred Stock is convertible, at any time at the option of the holder, into two shares of common stock of the Company ("Common Stock"). The B Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding B Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of common stock. Holders of the B Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.12 per share of Preferred Stock paid on a semi-annually. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue shares of common stock in connection with the dividend on the Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 98% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the Investors piggyback registration rights.

In addition to any voting rights provided by law, holders of the B Preferred Stock will have the right to vote together with holders of Common Stock and the Series A Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of B Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A Convertible Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The shares of B Preferred Stock were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Item 3. - Defaults Upon Senior Securities

None.
Item 4. - Submission of Matters to a Vote of Security Holders

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

Item 5. Other Information

None.

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

On August 5, 2005, we filed a Report on Form 8-K with respect to a stock purchase agreement with the shareholders of the SHRA Group.

On August 8, 2005, we filed a Report on Form 8-K with respect to a stock purchase agreement with the shareholders of the SHRA Group.

On October 20, 2005, we filed a Report on Form 8-K with respect to the purchase by 23 accredited investors of 2,965,000 shares of Series B Cumulative Convertible Preferred Stock at $1 per share for an aggregate purchase price of $2,965,000.


SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     NATIONAL INVESTMENT MANAGERS INC.
                                           Registrant



Date:  November 4, 2005              By  /s/ Richard Stierwalt
-----------------------               ---------------------------------
                                         RICHARD STIERWALT

                                         Chief Executive
                                         Officer and Director


Date:  November 4, 2005              By  /s/ Leonard Neuhaus
-----------------------              ---------------------------------
                                         LEONARD NEUHAUS
                                         Chief Financial Officer