Form 10KSB
period 2005-12-31
National Investment Managers Inc.
filed 2006-03-31
CIK 770461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-51252

                        NATIONAL INVESTMENT MANAGERS INC.
                 (Name of small business issuer in its charter)


              Florida                                 59-2091510
--------------------------------------------------------------------------------
   State or other jurisdiction of       I.R.S. Employer Identification Number
   incorporation or organization
--------------------------------------------------------------------------------

             830 Third Avenue, 14th Floor, New York, New York 10022
             ------------------------------------------------------
                     (Address of principal executive office)

                    Issuer's telephone number: (212) 355-5174

       Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: Common Stock,
                            $.001 par value per share

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes |_| No |X|

The Issuer's revenues for the year ending December 31, 2005 were $4,824,528.

As of March 7, 2006 the number of shares outstanding of the Issuer's common stock was 20,511,837.

As of March 24, 2006 the aggregate number of shares held by non-affiliates was approximately 10,643,594.

As of March 24, 2006 the aggregate market value of the Issuer's common stock held by non-affiliates was $17,561,930, based on the average bid and asked price of $1.65 per share as of March 24, 2006. Documents incorporated by reference None

FORM 10-KSB
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                      INDEX



                                                                            Page

PART I..........................................................................

   ITEM 1. DESCRIPTION OF BUSINESS.............................................4
   ITEM 2. DESCRIPTION OF PROPERTY............................................12
   ITEM 3. LEGAL PROCEEDINGS..................................................13
   ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.................13
PART II.......................................................................14
   ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS
   AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES...................14
   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION..........19
   ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................30
   ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   FINANCIAL DISCLOSURE.......................................................30
   ITEM 8A. CONTROLS AND PROCEDURES...........................................30
   ITEM 8B. OTHER INFORMATION.................................................30
 PART III.....................................................................31
   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS;
   COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT..........................31
   ITEM 10. EXECUTIVE COMPENSATION............................................35
   ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND
   RELATED STOCKHOLDER MATTERS................................................36
   ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................41
   ITEM 13. EXHIBITS..........................................................41
   ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES............................45

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "National Investment Managers," "NIVM," "the Company," "we," "us," and "our" refer to National Investment Managers Inc.

Except for the historical information contained herein, some of the statements in this Report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

                                            PART I

ITEM  1. DESCRIPTION OF BUSINESS

General

      We are a Florida corporation organized in April 1981. Our principal executive office is located at 830 Third Avenue, New York, New York 10022. Our telephone number is 212-355-5174.

      Our company, formerly known as "Fast Eddie Racing Stables, Inc." was originally formed for the purpose of acquiring, racing, breeding and selling standardbred race horses (trotters and pacers). We commenced business operations in September 1983. We completed a public offering of our common stock pursuant to a Registration Statement on Form S-18 during October 1985.

      During the year ended December 31, 1989, we sold or otherwise disposed of all race horses in order to settle then-outstanding indebtedness. From December 31, 1989 until March 9, 2005, we had no operations, and nominal assets or liabilities. Prior to March 2005, our principal business activity was to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method.

      On March 9, 2005, we acquired all of the outstanding shares of common stock of Duncan Capital Financial Group, Inc. ("Duncan") in a transaction in which the shareholders of Duncan obtained a controlling interest in our company. This merger was effected for the principal purpose of obtaining a $10 million credit line from Laurus Master Fund, Ltd. which conditioned approval of this credit facility on the borrower having publicly traded equity securities. Upon the consummation of this transaction, in exchange for all of the outstanding shares of common stock of Duncan, we issued 12,040,000 shares of our common stock to the stockholders of Duncan under the acquisition agreement. In addition, warrants to acquire an aggregate of 1,910,000 shares of Duncan common stock were converted to warrants to acquire our common stock on similar terms for $0.1667 per share. We subsequently completed the issuance of 3,820,000 shares of our Series A Preferred Stock to a total of ten holders of preferred stock of Duncan in exchange for their surrender of an equivalent number of preferred shares of Duncan containing identical terms. We received no other consideration in such exchange.

      Duncan was formed in November 2004 as a vehicle for the acquisition of pension advisory, investment management and insurance brokerage organizations generating annual revenues in the range of $1 million to $20 million whose clients generally have less than 100 employees, with a view to consolidating such businesses to take advantage of cross-selling opportunities, economies of scale, efficiencies and where appropriate, consolidation of overhead. With these stated business principles in mind, on December 13, 2004, Duncan entered into stock purchase agreements to acquire 100% of the outstanding shares of three companies from their controlling shareholders:

      o     Pension Administration Services, Inc.;

      o     Complete Investment Management, Inc. of Philadelphia; and

      o     MD Bluestein, Inc.

      Financial organizations today are challenged to compete more effectively, improve productivity and maximize profits during periods of both economic growth and decline. Our objectives are to increase our client base and to expand the services we offer them through focused account management and administration, emphasizing services with recurring revenues and long-term relationships. We seek to increase our business base through the following:

      o     organic growth of our clients;

      o     sales of additional products and services to existing clients;

      o     direct sales to new clients; and

      o acquisitions of businesses that provide similar and/or complementary solutions.

      During 2005, we completed the following acquisitions:

Haddon Strategic Alliances, Inc. and Stephen H. Rosen & Associates, Inc.

      On August 2, 2005, we consummated a stock purchase agreement with the shareholders of Stephen H. Rosen & Associates, Inc. ("Rosen"), and a stock exchange agreement with the shareholder of Haddon Strategic Alliances, Inc ("Haddon").

      The purchase price for the Rosen Acquisition was $3,000,000, of which $2,100,000 was paid in cash at closing to the two shareholders of Rosen, and $900,000 was paid in the form of convertible promissory notes of our company. The cash purchase price for the Rosen Acquisition was funded through our existing credit facility with Laurus Master Fund, Ltd. The notes issued to the shareholders of Rosen bear interest at the rate of 7% annually, and note principal is payable in equal annual installments totaling $450,000 on July 31, 2006 and July 31, 2007. The notes are immediately convertible into common stock of the Company until July 31, 2007 at a price equal to the fair market value of the common stock on the "Determination Date", which is the June 30 or December 31 of the prior year, whichever is most recent, preceding the date of exercise. Amounts due under the notes are subject to offset for indemnification claims under the purchase agreement for a two-year period, as well as for Rosen's failure to achieve agreed-upon levels of EBITDA for the two 12-month periods following the closing. In addition, to the extent that Rosen exceeds certain agreed-upon EBITDA levels, 30% of such excess is payable as additional principal under the notes to the former Rosen shareholders. The notes are immediately convertible into our common stock until July 31, 2007 at a price equal to the fair market value of the common stock on the "Determination Date", which is the June 30 or December 31 of the prior year, whichever is most recent, preceding the date of exercise.

      The purchase price for the Haddon acquisition consisted of the exchange of Haddon stock for 333,334 shares of our common stock of our company valued at $500,000 as of the closing, based on the average bid price per share of $1.50 over the ten trading days immediately preceding the closing.

American Benefit Resources, Inc. Asset Acquisition

      On November 30, 2005, we consummated the acquisition of substantially all of the assets of American Benefit Resources, Inc.("ABR"). As consideration, we:

      o     paid $8,000,000 in cash;

      o issued a total of 671,141 shares of our common stock valued at $1,000,000; and

      o     assumed certain liabilities.

      ABR is a national retirement planning, pension plan design and administration company. Revenues are generated by ABR through annual plan administration fees, as well as fees for individual projects undertaken on behalf of its clients, including plan review and design, and through the sale of certain products.

Valley Forge Enterprises, Ltd.

      On January 4, 2006, we completed the merger of Valley Forge Enterprises, Ltd.("Valley Forge") into one of our wholly owned subsidiaries in consideration for a cash payment of $3,155,500 and the issuance to the Valley Forge shareholders of an aggregate of 4,150,000 shares of our common stock. We also granted the Valley Forge shareholders piggy-back registration rights with respect to the shares issued in the merger.

      Valley Forge provides retirement plan services, independent insurance consulting services and investment advisory services through its subsidiaries:
Valley Forge Consulting Corporation, V.F. Associates, Inc., and VF Investment Services Corp. Valley Forge operates in the Philadelphia-metro area with its offices located in Wayne, Pennsylvania.

Competition

      We believe that the markets for our products and services are highly competitive. We believe that we remain competitive because of several factors, including our overall company strategy and commitment, product quality, reliability of service, the personal relationships between our key employees and clients, local presence, duration of client relationships, duration of employee service and competitive pricing. We believe that, by virtue of our range of product and service offerings, and our overall commitment to client service and relationships, we compete favorably in these categories at the local and regional level. In addition, we believe that we have a competitive advantage as a result of our position as an independent vendor, rather than as a cooperative, an affiliate of a financial institution, a hardware vendor or competitor to our clients.

      Our principal competitors are third-party administration firms, mutual fund companies, brokerage firms, insurance companies, distributors of insurance products, registered investment advisors, financial planners, in-house service departments and affiliates of financial institutions.

Operations

      We believe that preserving the entrepreneurial culture of our firms is important to their continued growth. We do not typically integrate the sales, marketing and processing operations of our acquired firms. Recognizing that the principals have established personal relationships with their businesses' clients, we allow the principals to continue to operate in the same entrepreneurial environment that made them successful before the acquisition, subject to our oversight and control at the corporate level in the areas of accounting, budgeting, product development, human resources and business planning. We provide sales support as well as assistance in branding and public relations. The business unit managers report to Steven J. Ross and Leonard A. Neuhaus, our Chief Executive Officer and Chief Operating and Financial Officer, respectively, and to our Board of Directors.

Corporate Headquarters

      Our New York, NY headquarters provides support for our acquired firms. Corporate activities, including mergers and acquisitions, integration and cost savings and finance and accounting, are centralized at our corporate headquarters. Our mergers and acquisitions team identifies targets, performs due diligence and negotiates acquisitions. Finance and accounting is responsible for working with each firm to ensure timely and accurate reporting. In addition, finance and accounting is responsible for consolidation of our financial statements at the corporate level.

Strategy; Plan of Operation

      Our strategy is to purchase majority interests in small to medium-sized pension advisory, investment management and insurance organizations with recurring revenue streams and consolidate these businesses to take advantage of cross-selling opportunities, economies of scale, efficiencies and where appropriate, consolidation of overhead. These businesses will typically have a sole proprietorship or partnership structure, and will typically have stable revenue growth and cash flow with low client attrition rates.

      Company management believes there are numerous such businesses in the United States, individually maintaining up to $500 million in assets under management or under administration. Many of these entities have part or all of their business dedicated to retirement plan management and administration, known as third party administration. These businesses compete very effectively on a local level by offering a high degree of personalized service to wealthy individuals and local businesses and high net worth individuals.

      Company management believes that many of these businesses are attractive acquisition candidates as stand alone-businesses due to their high profitability margins and strong cash flows, long-term client relationships, and consistent fee based income streams. Most of the businesses we will seek to acquire will have a majority of their revenue being derived from recurring sources and not transaction-based revenue; however, because of their size and structure, they have not yet taken advantage of the industries' best practices relating to information technology and back office processes.

      As stand-alone businesses, many cannot grow and diversify beyond their current levels due to resource constraints and personnel issues. Since these businesses do not have large staffs or marketing budgets, their ability to develop new products and diversify into other product categories is limited. Their ability to cross sell is limited not only by their product offerings, but also by the lack of knowledge required to be an expert in many retirement facets, and therefore, they refer clients elswhere for many of the products and services they do not or can not provide. In many cases, current cash flows provide stable businesses lifestyles to current owners and partners who have little incentive to invest their own capital in the future growth of the business.

      We believe that these dynamics create an opportunity for industry consolidation. Our goal is to create an organization that can assimilate these businesses, minimizing execution risk while preserving the strong client relationships that make these firms valuable. The technology platforms available for use today could allow the Company to compete effectively against larger institutional platforms in terms of offering sophisticated back office functionality and systems support. This would enable us to offer clients greater value, while becoming more competitive against other local service providers who continue to operate on a smaller scale.

      Client retention is an important aspect of any such consolidation. We intend to promote client retention at the acquired entity level by utilizing some or all of the following:

      o issuing our stock as a portion of the purchase price of each subsidiary;

      o having the seller/owner finance a portion of the purchase price in the form of a seller's note;

      o     offering notes convertible into the stock of our company;

      o holding back a portion of the purchase price to ensure compliance with stated goals and objectives, including client retention;

      o     offering employment contracts to retain key employees;

      o entering into non-competition agreements with selling owners and key employees;

      o providing bonus incentives for former owners to expand and grow the business; and

      o     offering stock options to key employees.

      Over the next 12 to 24 months, we plan to enhance revenues in the acquired businesses through cross-selling to existing clients where no such services are currently provided and by offering a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and insurance products and higher client retention through improved service. For those acquired businesses that do not offer a full suite of products, we plan to expand their product lines as soon as practicable upon acquisition. For those acquired companies that already offer a broad line of products, we plan to emphasize cross-marketing and referral services to expand market penetration. We believe that we can also improve operating margins in the acquired businesses primarily through increased purchasing power through economies of scale, increased fees due to a greater base of assets under management, decreased sales expense associated with cross-selling, elimination of certain redundant back office support functions and where appropriate, centralized customer services support and consolidation of overhead.

Acquisitions

Overview

      On December 13, 2004, we entered into stock purchase agreements to acquire (the "Acquisition") three companies (the "Acquired Companies") from their controlling shareholders:

      o Pension Administration Services, Inc., a Pennsylvania corporation organized in 1973 ("PAS");

      o Complete Investment Management, Inc. of Philadelphia, a Pennsylvania corporation organized in 1986 ("CIM"); and

      o     MD Bluestein, Inc., a Pennsylvania corporation organized in 1979
            ("MDB").

      One individual was the sole owner of PAS and MDB; CIM was jointly owned by the sole owner of PAS and MDB and another individual. The principal executive offices of PAS, CIM and MDB are located at 110 Gibraltar Road, Suite 101, Horsham, Pennsylvania 19044. PAS, CIM and MDB operate in one state and combined have 23 employees.

      The total purchase price paid for the Acquired Companies was $3,656,350, of which:

      o     $3,107,898 was paid in cash at closing;

      o $365,635 was paid by delivery of convertible notes bearing interest at 7% per annum with principal payable in 12 consecutive quarterly installments beginning 90 days after closing, and convertible into our common stock at the holder's option at a conversion rate equal to fair market value; and

      o     the balance of $182,817 was paid in August 2005.

      PAS, CIM and MDB continue to share administrative and bookkeeping staff and utilize common office space at the Horsham, Pennsylvania location. Services offered by the Acquired Companies to clients include the following:

      o     Pension plan design, creation, termination and administration;

      o     Investment management of retirement plan assets;

      o     Investment management of non-plan assets for wealthy individuals;

      o     Quarterly asset monitoring reports;

      o     401(k) asset management through an insurance company program;

      o     Retirement distribution studies;

      o     Life insurance;

      o     Deferred compensation and annuities;

      o     Limited hospitalization and long-term care insurance

      The Acquired Companies use PAS' plan administration business to help small businesses organize, report and administer their pension plans. Once an entity becomes a PAS client, it is often a good candidate for pension plan investment management business services, which carry a higher profit margin and an annuity feature as well as insurance services. CIM provides investment guidance and investment performance monitoring while MDB provides insurance related services. We view ourselves as problem solvers for our clients, recommending third party products and investment platforms that we believe serve our clients' best interests.

      A description of the individual Acquired Companies is as follows:

Business of PAS

      PAS is a retirement and pension consulting and administration firm that provides services for pension and other retirement plans in the following areas:

      o preparation of plan feasibility and design studies, including the fields of contribution maximization/reduction, retirement planning and distribution, executive compensation, new comparability, 401(k) plans, plan terminations, governmental compliance and coverage, participation and discrimination testing; and

      o administration of existing plans, including: preparation of government forms and summary plan descriptions, training personnel, maintaining employee data maintenance systems, maintaining detailed asset reconciliation data, providing periodic reports, determining plan contributions and benefits, distributions to plan participants, termination of employees and plans and coordination with other benefit programs.

      PAS has been an operating business for over 25 years, and currently serves approximately 200 clients. PAS' approach is that of a problem solver for its clients, and not a product provider with a specific product as a proposed solution. This approach allows PAS to analyze the specific needs of a client and its employees and then recommend an appropriate course of action.

      Revenues are generated by PAS through annual plan administration fees, as well as fees for individual projects undertaken on behalf of its clients.

Business of CIM

      CIM provides financial advisory services to small businesses and high net worth individuals in the Philadelphia metropolitan area. CIM is not a registered broker-dealer or a registered investment advisor. Representatives of CIM are NASD-licensed registered representatives who work in conjunction with, and are supervised by, Capital Analysts, Inc., a registered investment adviser and broker dealer, to provide investment advisory services to corporations, individuals, retirement plan trustees and charitable foundations in the following areas:

      o     review of assets and investments, including investment allocations;

      o determination of investment goals and strategies in light of the client's objectives, degree of risk and time horizon;

      o implementation of investment programs from among a broad spectrum of investment choices, including domestic and international mutual funds, certificates of deposit, treasuries, fixed and variable annuities, and specialty investments; and

      o monitoring performance results of investments and advising the client of any recommended adjustments.

      CIM has conducted business operations for over ten years, servicing approximately 125 clients, with commissions earned from over 500 managed accounts.

      Fee income is generated through commissions paid by the various investment platforms, including managed accounts and mutual fund investment programs such as those operated by Capital Analysts, SEI, Lockwood, Nationwide, Wells Real Estate, Brinker Capital, Managers Choice and Envestnet, among others. The majority of revenue derived by CIM is paid through Capital Analysts, Inc. As of March 25, 2006, CIM's assets under management totaled approximately $113 million.

Business of MDB

      Through licensed and authorized brokers and agents, MDB is engaged in the business of insurance and annuity product sales as well as estate planning services highlighting wealth accumulation, preservation and transfer needs. Fee income is generated through commissions on product sales. MDB has conducted business operations for over 25 years.

Rosen and Haddon

      On August 2, 2005, we acquired Rosen and Haddon. Rosen is a New Jersey-based retirement planning, pension plan design and administration company. Revenues are generated by Rosen through annual plan administration fees, as well as fees for individual projects undertaken on behalf of its clients, including plan review and design, and through the sale of certain products. Representatives of Haddon are licensed registered representatives who work in conjunction with an unaffiliated registered broker dealer to provide investment advisory services to corporations, individuals and retirement plan trustees. Haddon is a registered investment advisor. Rosen and Haddon operate in one state and combined have 28 employees.

      The purchase price for Rosen was $3,000,000, of which $2,100,000 was paid in cash at closing to the two shareholders of Rosen, and $900,000 was paid in the form of convertible promissory notes. The cash purchase price for Rosen was funded through our then existing credit facility with Laurus Master Fund, Ltd. The notes issued to the shareholders of Rosen bear interest at the rate of 7% annually, and note principal is payable in equal annual installments totaling $450,000 on July 31, 2006 and July 31, 2007. Amounts due under the notes are subject to offset for indemnification claims under the purchase agreement for a two-year period, as well as for Rosen's failure to achieve agreed-upon levels of EBITDA for the two 12-month periods following the closing. In addition, to the extent that Rosen exceeds certain agreed-upon EBITDA levels, 30% of such excess is payable as additional principal under the notes to the former Rosen shareholders. The notes are immediately convertible into our common stock until July 31, 2007 at a price equal to the fair market value of the common stock on the "Determination Date", which is the June 30 or December 31 of the prior year, whichever is most recent, preceding the date of exercise.

      The purchase price for Haddon consisted of the exchange of Haddon stock for 333,334 shares of our common stock valued at $500,000 as of the closing, based on the average bid price per share of $1.50 over the ten trading days immediately preceding the closing. The purchase price is subject to reduction for Haddon's failure to achieve agreed-upon levels of EBITDA for the two 12-month periods following the closing, as well as for Haddon's failure to achieve agreed-upon levels net revenues from its existing clients for the two 12-month periods following the closing. Haddon's obligation to repay a portion of the purchase price is secured by certain securities accounts of Haddon's former shareholder.

Business of ABR

      On November 30, 2005, we completed the acquisition of substantially all of the assets of American Benefit Resources, Inc. We paid ABR $8,000,000 in cash, issued to IBF Fund Liquidating, LLC, ABR's parent company, 671,141 shares of common stock valued at $1,000,000 and assumed various liabilities. ABR operates in six states and has 120 employees.

      We utilized funds generated from the sale of securities in private placement transactions and a secured term loan in the amount of $9,200,000 obtained simultaneously with the closing of the ABR acquisition from Laurus Master Fund, Ltd., to finance the cash component of the purchase price.

      The business we acquired from ABR is a national retirement planning, pension plan design and administration company. ABR currently serves 4,500 plans through its offices located in North Attleboro, Massachusetts, Marina del Rey, California, White Plains, New York, Houston, Texas, Seattle, Washington and Portland, Oregon. Revenues are generated by ABR through annual plan administration fees, as well as fees for individual projects undertaken on behalf of its clients, including plan review and design, and through the sale of certain products.

Business of Valley Forge

      On January 4, 2006, we completed the merger of Valley Forge Enterprises, Ltd. into one of our wholly owned subsidiaries. In consideration for the Valley Forge Shareholders entering into the Merger, the Company issued to Jack C. Holland and Steven R. Eyer, Valley Forge's sole shareholders, an aggregate of 4,150,000 shares of our common stock valued at $0.83 per share for aggregate stock consideration of $3,444,500 and paid cash in the amount of $3,155,500 for total consideration of $6,600,000. Valley Forge operates in 1 state and has 17 employees.

      On closing, the Valley Forge Shareholders loaned Valley Forge $100,000 for working capital purposes. On April 1, 2006, our subsidiary is obligated to repay the loan less the amount for any liabilities paid off plus any additional assets not intended to be acquired in connection with the merger, except that our subsidiary may not repay this amount if that payment results in our subsidiary having less than $50,000 in cash. Our subsidiary is not permitted to transfer any assets outside of the ordinary course of business to us or any other affiliate until such time that the loan has been repaid in full. On closing, the former Valley Forge shareholders deposited $100,000 with Valley Forge for the purpose of securing the payment of certain outstanding receivables.

      Valley Forge Enterprises provides retirement plan services, independent insurance consulting services and investment advisory services through its subsidiaries:

      o     Valley Forge Consulting Corporation;

      o     V.F. Associates, Inc.; and

      o     VF Investment Services Corp., a registered investment advisor.


      Valley Forge operates in the Philadelphia-metro area with its offices located in Wayne, Pennsylvania.

Clients and Customers

      The customers of our life insurance and wealth transfer and investment advisory products and services are generally high net worth individuals and the businesses that serve them. We believe that the current economic and stock market environment may lead high net worth persons to increase their demand for the specialized services we offer in order to continue to meet their financial goals.

      The customers of our firms' retirement plan administration services are generally small and medium-size corporations and the businesses that serve them. We consider this segment our target market.

Government Regulation - Acquired Companies

      Our personnel are subject to extensive regulation. Our personnel are licensed to conduct business in various states and are subject to regulation and supervision both federally and at the state level in each of these jurisdictions. The ability of our personnel to conduct business in the jurisdictions in which they operate depends on their compliance with the rules and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of these jurisdictions. Failure to comply with all necessary regulatory requirements, including the failure to be properly licensed or registered, can subject the Acquired Companies to sanctions or penalties.

      Each jurisdiction has enacted laws and regulations governing the sale of insurance products. State insurance laws grant supervisory agencies, including state insurance departments, broad regulatory authority. State insurance regulators and the National Association of Insurance Commissioners continually reexamine existing laws and regulations which affect the Acquired Companies. These supervisory agencies regulate, among other things, the licensing of insurance brokers and agents and the marketing practices of insurance brokers and agents, in the context of curbing unfair trade practices. Violations of state insurance laws or failure to maintain applicable state insurance licenses can result in revocation of such licenses.

      Providing investment advice to clients is also regulated on both the federal and state level. Our personnel are permitted to conduct investment advisory activities through unaffiliated broker dealers and investment advisers registered with the National Association of Securities Dealers, Inc. and with the SEC under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including disclosure obligations, record keeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions which affect the conduct of the Acquired Companies and their personnel. In addition, certain of our subsidiaries' personnel are regulated by state securities regulators under applicable state securities laws. Violations of applicable federal or state laws or regulations can result in the imposition of fines or censures and disciplinary actions, including the revocation of licenses or registrations previously issued to our subsidiaries or their personnel.

      To the extent that we engage in any brokerage activities, we will be subject to broker-dealer regulations, both at the federal as well as the state level. We are not registered, nor are our affiliates, as broker-dealers. Unless and until we acquire a registered broker-dealer or become registered as a broker-dealer, we intend to utilize the services of unaffiliated broker-dealers to process all securities transactions for our clients' accounts. Broker-dealer regulations impose numerous obligations on persons covered by the regulations, including disclosure obligations, record keeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Violations of applicable federal or state laws or regulations can result in the imposition of fines or censures and disciplinary actions, including the revocation of licenses or registrations.

Employees

      As of March 23, 2006, we had approximately 300 full-time employees. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

ITEM  2. DESCRIPTION OF PROPERTY

      We currently lease approximately 5,738 square feet of office space in Horsham, Pennsylvania under a lease agreement which expires on April 30, 2006, with a one-year lease renewal option.

      We also lease five offices, interior space and shared conference, reception and information technology services in Manhattan on a month-to-month basis from an entity controlled by a shareholder at the rate of $15,000 per month, which we believe to be a fair market rate based upon our study of executive office suite rates in the midtown Manhattan area.

      Valley Forge leases 5,461 square feet of office space in Wayne, Pennsylvania. Under the five-year lease, which expires in September 2007, Valley Forge pays a monthly rent of $8,078.

      Our subsidiaries acquired from ABR lease various properties in White Plains, New York (6,751 square feet), Marina del Rey, California (15,666 square feet), Houston, Texas (3,137 square feet), and Seattle, Washington (6,134 square feet). We pay $79,203 in aggregate rent per month for the aforementioned premises.

      Stephen H. Rosen & Associates, Inc. leases 6,682 sq. ft. of office space in Haddonfield, New Jersey. Under the 10-year lease, which commenced Feb. 22, 2001, the annual rent was $113,594, paid in monthly installments of $9,466.16. Per the terms of the lease, each year the rent increases by 3%, which is determined by multiplying the prior year's rent by 103%.

      Haddon Strategic Alliances, Inc. is a sub-tenant of Stephen H. Rosen & Associates, Inc., and has an informal inter-office lease arrangement. Haddon pays Rosen $1,060 per month for rent.

      In the opinion of our management, the leased properties are adequately insured. Our existing properties are in good condition and suitable for the conduct of our business.

ITEM  3. LEGAL PROCEEDINGS

      From time to time, we may become involved in various lawsuits and legal proceedings, which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

      None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

      Our common stock trades on the OTC Bulletin Board under the symbol "NIVM." From February 24, 2005 to March 21, 2005, our common stock was quoted under the symbol "FEDY", and prior to February 24, 2005, our common stock was quoted under the symbol "FEST". Until March 28, 2005, there had been no reported trading activity in our common stock for more than ten years, and we had ceased filing public reports from November 1996 until October 2004, at which time we submitted delinquent filings. In October 2004, we applied to resume quotations on the OTC Bulletin Board, and in November 2004, the NASD cleared a market maker's request to enter quotations on the OTC Bulletin Board. Since March 28, 2005, there has been limited trading in our common stock. The following table sets forth quarterly high and low bid prices of a share of our common stock as reported by the OTC Bulletin Board commencing March 28, 2005. The quotations listed below reflect inter-dealer prices, without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

                                                            2006
                                                     --------   --------
                                                       HIGH       LOW
                                                     --------   --------
1st Quarter 2006* ................................   $   3.50   $   1.01


                                                            2005
                                                     -------   -------
                                                       HIGH       LOW
                                                     -------   -------
1st Quarter 2005 .................................   $  0.80   $  0.25
2nd Quarter 2005 .................................      2.75      0.45
3rd Quarter 2005 .................................      2.85      1.30
4th Quarter 2005 .................................      3.50      1.30


*Through March 3, 2006

      As of March 7, 2006, there were approximately 107 holders of record of our common stock.

      As of March 7, 2006, 20,511,837 shares of common stock were issued and outstanding. As of that date, (i) 7,749,274 shares of common stock were subject to outstanding options or warrants to purchase Common Stock, (ii) convertible notes, options, warrants and interest to Laurus were convertible into an aggregate of 6,450,930 shares of Common Stock, and (iii) 8,468,334 shares of Preferred Stock were convertible into an aggregate of 22,050,008 shares of Common Stock.

Dividend Policy

      We have never paid any cash dividends on our capital stock and do not anticipate paying any cash dividends on our common stock in the foreseeable future. We intend to retain future earnings to fund ongoing operations and future capital requirements of our business. Any future determination to pay cash dividends will be at the discretion of the Board and will be dependent upon our financial condition, results of operations, capital requirements and such other factors as the Board deems relevant.

Recent Issuances of Unregistered Securities.

      On August 4, 2004, we sold 2,754,500 shares of Common Stock for gross proceeds of $27,545 to Glenn A. Little, who thereby became the Company's then controlling shareholder, owning approximately 71% of our 5,000,000 issued and outstanding shares of Common Stock (prior to a 1:20 reverse split effective February 2005). This issuance was made to Mr. Little, an accredited investor within the meaning of the Act, in reliance on Section 4(2) of the Act. These shares are restricted securities under the Act and will not be eligible for resale unless we file a registration covering such securities or another exemption from the registration requirements under the Act is available.

      On February 21, 2005, we sold 443,994 shares of Common Stock for gross proceeds of $13,320 to Glenn A. Little. This issuance was made to Mr. Little, an accredited investor, in reliance on Section 4(2) of the Securities Act of 1933, as amended. On that date, we also sold a total of 140,000 shares of Common Stock to eleven other persons who represented to us that they were accredited investors, in reliance on Section 4(2) of the Act. These shares are restricted securities under the Act and will not be eligible for resale unless we file a registration covering such securities or another exemption from the registration requirements under the Act is available.

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

      In consideration for $25,000 due to John Rice on March 9, 2005, for services rendered, on April 14, 2005, we issued to Mr. Rice 149,700 shares of Common Stock. This issuance was made to Mr. Rice, an accredited investor, in reliance on Section 4(2) of the Act. These shares are restricted securities under the Act and will not be eligible for resale unless we file a registration covering such securities or another exemption from the registration requirements under the Act is available.

      On March 6, 2005, we completed our acquisition of Duncan Capital Financial Group, Inc. ("Duncan"). The acquisition was made pursuant to the Agreement and Plan of Reorganization, dated February 18, 2005 (the "Acquisition Agreement"), among us, Glenn A. Little and Duncan. Under the terms of the Acquisition Agreement, each share of Duncan common stock outstanding immediately prior to the Effective Date was exchanged for one share of our Common Stock. As a result of the Acquisition, we issued 12,040,000 shares of common stock to the former stockholders of Duncan, consisting of a total of 18 individuals and entities. In addition to the Common Stock issued to the former stockholders of Duncan, under the Acquisition Agreement each outstanding option or warrant to purchase Duncan common stock was converted into an option to purchase the number of shares of our Common Stock equal to the number of Duncan common shares underlying the option or warrant immediately prior to the closing date. The issuance of our Common Stock and of options and warrants to acquire Common Stock were made pursuant to an exemption from the registration requirements under the Securities Act of 1933. Each of the stockholders of Duncan to whom we issued common stock, options or warrants was an accredited investor within the meaning of the Act, and the Acquisition was conducted as a private placement in accordance with Rule 506 of Regulation D under the Act. The Common Stock, warrants and options we issued in the Acquisition, and the shares of our Common Stock underlying the options and warrants, are restricted securities under the Act and will not be eligible for resale unless we file a registration covering such securities or another exemption from the registration requirements under the Securities Act of 1933 is available to a particular selling stockholder.

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

      At closing, $500,000 of Note proceeds were disbursed to the Company for working capital purposes. The Company paid fees to Laurus of $134,000 out of these gross proceeds and also paid $200,000 to settle an outstanding obligation owed to Glenn Little in connection with the acquisition of Duncan Capital Financial Group, Inc. We retained $166,000 of the proceeds for working capital purposes. The remaining $2,500,000 of Note proceeds were deposited by us at a bank in a restricted cash account under the control of Laurus ("Restricted Account"). Funds were released by Laurus to the Company from the Restricted Account in connection with the acquisition of assets from ABR.

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

      Under the terms of a Registration Rights Agreement between Laurus and the Company, as amended, the Company is obligated to file a registration statement registering the resale of the shares of Common Stock issuable upon payment or conversion of the Note and exercise of the Warrant and Option within 15 days of filing its Form 10-KSB for the year ended December 31, 2005 and have the registration statement declared effective by the Securities and Exchange Commission by August 15, 2006. If the registration statement is not filed or declared effective within the time frames described, or if the registration is suspended other than as permitted in the registration rights agreement, the Company will be obligated to pay Laurus a fee equal to 1.5% of the outstanding principal amount of the Note for each 30-day period (pro rated for partial periods) that such registration obligations are not satisfied.

      On August 2, 2005, the Company issued 333,334 shares of common stock to the former shareholder of Haddon Strategic Alliances, Inc. in exchange for 100% of the capital stock of Haddon. In addition, it issued $900,000 principal amount of convertible notes to the two former stockholders of Stephen H. Rosen Associates that are immediately convertible into common stock until July 31, 2007 at a price equal to the fair market value of the common stock on June 30 or December 31 of the prior year, whichever is most recent, preceding the date of exercise. In addition, it issued 5-year options for an aggregate of 55,000 shares of common stock to the two former stockholders of Rosen, based on an exercise price of $1.50 per share, representing the average bid price per share for the common stock of $1.50 over the ten trading days immediately preceding the closing. 50,000 of such options granted to one former shareholder of Rosen vest in equal monthly increments over a 24-month period commencing September 1, 2005, and 5,000 of such options granted to the other former shareholder of Rosen vest immediately.

      On November 1, 2005, in connection with the purchase of assets from American Benefit Resources, Inc., the Company issued to IBF Fund Liquidating, LLC ("IBF"), that entity's parent company, 671,141 shares of common stock (the "ABR Shares"). In addition, DCI Master LDC ("DCI") and Duncan Capital Group LLC ("Duncan"), shareholders of the Company, entered into a Put Agreement with IBF pursuant to which DCI and Duncan agreed to purchase the ABR Shares for up to $1,000,000 at IBF's option during the time period commencing on the second anniversary of the ABR asset acquisition and continuing through the third anniversary of the ABR asset acquisition. In consideration for DCI and Duncan entering into the Put Agreement, the Company issued DCI and Duncan an option to purchase an aggregate of 250,000 shares of common stock at $1.00 per share for a period of five years.

      On October 18, 2005, 23 accredited investors (the "B Investors") purchased an aggregate of 2,965,000 shares of Series B Cumulative Convertible Preferred Stock (the "B Preferred Stock") at $1.00 per share for an aggregate purchase price of $2,965,000. On November 11, 2005, 12 accredited investors (the "B Investors") purchased an aggregate of 850,000 shares of B Preferred Stock at $1.00 per share for an aggregate purchase price of $850,000. In addition, also on November 11, 2005, three accredited investors (the "C Investors") purchased an aggregate of 833,334 shares of Series C Cumulative Convertible Preferred Stock (the "C Preferred Stock") at $6.00 per share for an aggregate purchase price of $5,300,004. To date, The Company has raised an aggregate of $9,115,004 in connection with the sale of its B Preferred Stock that closed on October 18, 2005 and the sale of the B Preferred Stock and C Preferred Stock on November 11, 2005. The funds raised will be utilized by the Company for working capital and acquisitions. Funds generated from these financings were utilized in connection with the acquisition of the ABR assets, the Valley Forge acquisition and for working capital purposes.

Series B Private Placement

      Each share of B Preferred Stock is convertible, at any time at the option of the holder, into two shares of common stock of the Company ("Common Stock"). The B Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding B Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of common stock. Holders of the B Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.12 per share of B Preferred Stock paid on a semi-annually. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue shares of common stock in connection with the dividend on the B Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 98% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the B Investors piggyback registration rights.

      In addition to any voting rights provided by law, holders of the B Preferred Stock will have the right to vote together with holders of Common Stock, the Series A Preferred Stock and the C Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of B Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the B Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

      In the event of any liquidation or winding up of the Company, the holders of B Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A Convertible B Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

Series C Private Placement

      Each share of C Preferred Stock is convertible, at any time at the option of the holder, into 12 shares of Common Stock. The C Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding C Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of common stock. Holders of the C Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.72 per share of C Preferred Stock paid on a semi-annually. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or
(iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue shares of common stock in connection with the dividend on the C Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by the Dividend VWAP; provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the C Investors piggyback registration rights and has agreed to file a registration statement registering the shares of common stock issuable upon conversion of the C Preferred Stock within 60 days of closing and have such registration statement declared effective within 120 days of filing.

      In addition to any voting rights provided by law, holders of the C Preferred Stock will have the right to vote together with holders of Common Stock and the Series A and B Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of C Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the C Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

      In the event of any liquidation or winding up of the Company, the holders of C Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A Convertible Preferred Stock and the B Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

      The B Investors and C Investors have contractually agreed to restrict their ability to convert the preferred stock and receive shares of Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company's then issued and outstanding shares of Common Stock.

      The shares of B Preferred Stock and C Preferred Stock were offered and sold to the B Investors and C Investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the B Investors and C Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

      On November 30, 2005, the Company entered into a Securities Purchase Agreement with Laurus Master Fund Ltd for the sale of (i) $9,200,000 in a secured term note (the "Term Note") and (ii) 1,108,434 shares of the Company's common stock (the "November 2005 Shares"). The closing of this financing occurred on November 30, 2005.

      On January 4, 2006, the Company issued 4,150,000 shares of common stock to the shareholders of Valley Forge Enterprises, Ltd. in partial consideration for the merger of that entity into a wholly-owned subsidiary of the Company.

      On March 1, 2006, we entered into a consulting agreement with Richard E. Stierwalt, which such agreement was effective February 1, 2006. The consulting agreement expires on January 31, 2007 and provides for annual compensation in the amount of $290,000. Pursuant to the terms of the consulting agreement, we agreed with Mr. Stierwalt to the following:

      o Mr. Stierwalt exercised his common stock purchase warrant to purchase 793,000 shares of common stock at an exercise price of $0.1667 per share on a cashless basis resulting in the issuance of 672,824 shares of common stock;

      o Mr. Stierwalt exercised his stock option to purchase 665,925 shares of common stock granted to him on March 1, 2006 for his work during 2005 at an exercise price of $1.00 per share which such exercise was on a cashless basis resulting in the issuance of 60,539 shares of common stock; and

      o Mr. Stierwalt exercised his stock option to purchase 1,500,000 shares of common stock granted to him on March 1, 2006 for his work during 2006 at an exercise price of $1.00 per share which such exercise was on a cashless basis resulting in the issuance of 136,364 shares of common stock.

      We granted Mr. Stierwalt piggyback registration rights with respect to all shares currently held by Mr. Stierwalt or issuable pursuant to options or warrants.

ITEM  6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The following discussion should be read in conjunction with our consolidated financial statements and the related notes included elsewhere in this report. In addition to historical information, this discussion includes forward-looking information that involves risks and assumptions which could cause actual results to differ materially from management's expectations. See "Forward-Looking Statements" included elsewhere in this report.

Executive Overview

National Investment Managers Inc. ("NIM" or the "Company") is in the principal business of acquiring and managing operating entities that offer third party administration primarily of retirement plans, financial and investment advisory services and insurance products to small and medium sized businesses in the United States of America and to high-net worth individuals. As of December 31, 2005, the Company owned 13 operating units in eight states. On December 13, 2004, DCFG, a recently incorporated company with no operations, acquired 100% of the capital stock of its wholly-owned subsidiaries, Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein, Inc. ("PAS Group"). However, the acquisition is being accounted for as a purchase as if it was effectively completed on December 31, 2004. As such, the operations for the year ended December 31, 2005, are the first full year of operations of the Company and are not comparable to any prior periods.


We generate revenue primarily from the following sources:

      o Third party administration - We earn fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered.

      o Financial planning and investment advisory fees and securities commissions - We receive commissions related to the sale of securities and certain investment-related insurance products as well as fees for offering financial advice through financial intermediaries and related services. These fees are based on a percentage of assets under management and are generally paid quarterly. We also charge fees for evaluations of the performance of portfolios.

      o Insurance commissions - Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months premium on the policy and are earned in the year that the policy is originated. In many cases, we receive renewal commissions for a period following the first year, if the policy remains in force.


Acquisitions

Under our typical acquisition structure, we acquire 100% of the equity of independent pension advisory and investment management organizations, with recurring revenue streams, and consolidate these businesses to take advantage of economies of scale, efficiencies, and cross-selling opportunities. All of our previous acquisitions have demonstrated stable revenue growth and cash flow with low client attrition rates. The Company plans to enhance revenues in the group through cross-selling within a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and products and higher client retention through improved service.

Although management believes that we will continue to have opportunities to complete future acquisitions such as those we have completed in the past year, there can be no assurance that we will be successful in identifying and completing acquisitions. Any change in our financial condition or in the environment of the markets in which we operate could have an impact on our ability to source and complete acquisitions.

Expenses

      The following table sets forth certain of our expenses as a percentage of revenue for the year ended December 31, 2005:

Total revenue                                                             100.0%
                                                                         ------
  Selling expenses                                                          8.2%
  General and administrative                                               98.6%
  Stock based compensation                                                  6.1%
  Depreciation and amortization                                            15.5%
                                                                         ------
Total corporate and other expenses                                        128.4%
                                                                         ------


Expenses

      Selling Expenses. Selling expenses comprise commissions, fees and salaries typically paid to producers, who are employed or affiliated with our firms. Advertising and marketing expenses are expensed as incurred. Commissions and fees are also paid to non-affiliated producers who utilize the services of our firms.

      General and Administrative. At the corporate level, we incur general and administrative expense related to the acquisition of and administration of our firms. General and administrative expense includes compensation, occupancy, professional fees, travel and entertainment, technology and telecommunication. Stock-based compensation expense is disclosed separately.

      Stock-based Compensation. The Company complies with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 25.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a risk-free interest rate of 4.2%.

      Amortization. We incur amortization expense related to the amortization of intangible assets related to the acquisition of our firms.

      Goodwill and Intangible Assets. Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." In accordance with SFAS No. 144, long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

      Depreciation. We incur depreciation expense related to capital assets, such as investments in technology, office furniture and equipment as well as amortization for our leasehold improvements. Depreciation expense related to our firms as well as our corporate office is recorded within this line item.


Summary


On December 13, 2004, DCFG, a recently incorporated company with no operations, acquired 100% of the capital stock of its wholly-owned subsidiaries, Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein, Inc. ("PAS Group"). However, the acquisition is being accounted for as a purchase as if it was effectively completed on December 31, 2004. As such, the operations for the year ended December 31, 2005, are the first full year of operations of the Company and are not comparable to any prior periods.

Net loss for the year ended December 31, 2005, was $3,221,086. This was comprised of revenues of $4,824,528, less expenses, preferred dividends and deferred income tax benefits of $8,045,614.

Revenue for the year ended December 31, 2005, amounted to $4,824,528. This revenue was generated from three sources; third party administration - $3,441,256; financial planning and investment advisory fees - $1,330,104; and insurance commissions - $53,168.

Selling expenses for the year ended December 31, 2005, amounted to $393,100. These expenses included commission fees paid to third parties, salaries and related payroll costs for sales staff, in addition to marketing and advertising costs.

General and administrative expenses for the year ended December 31, 2005, amounted to $4,756,139. These expenses included salaries and related payroll costs for officers and administrative staff of $3,247,405, rent expense of $354,000, professional fees of $385,873, insurance of $106,353, investor relations costs of $107,840, and consulting fees of $110,249.

Depreciation and amortization for the year ended December 31, 2005, amounted to $749,250. This included the amortization of customer lists/relationships and other intangible assets acquired in connection with the PAS Group, SHRA Group and ABR Group acquisitions.

Stock based compensation for the year ended December 31, 2005, amounted to $293,867.

Other income (expense)

Net other expense for the year ended December 31, 2005, amounted to $1,469,263. This included interest expense of $1,196,864, (including non-cash interest of $588,578 due to accretion of our secured convertible notes and loans)

Liquidity and Capital Resources

A detail of the changes in cash flow data is as follows:
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $ (2,807,985)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                                       749,250
    Noncash interest                                                    588,578
    Stock-based compensation                                            293,867
    Stock issued for services                                            43,788
    Deferred income tax benefit                                         (29,105)
    Change in fair value of financial
    instruments                                                         123,734
Increase (decrease) in cash attributable to changes
  in operating assets and liabilities
    Accounts receivable, net                                            750,540
    Prepaid expenses and other current assets                          (177,094)
    Other assets                                                        232,544
    Accounts payable                                                   (339,230)
    Unearned revenues                                                   451,478
    Accrued expenses and other current liabilities                   (1,887,001)
    Accrued interest payable                                            335,316

                                                                   ------------
NET CASH USED IN OPERATING ACTIVITIES                                (1,671,320)
                                                                   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                     (43,234)
Acquisition of PAS, net of cash acquired of $81,509                    (233,340)
Acquisition of SHRA Group                                            (2,216,884)
Acquisition of ABR, net of cash acquired of $284,884                 (8,915,116)
Cash acquired (reverse merger transaction)                               11,502

                                                                   ------------
NET CASH USED IN INVESTING ACTIVITIES                               (11,397,072)
                                                                   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt                                         12,700,000
Payments on long-term debt                                           (2,279,717)
Proceeds from 2005 preferred stock sales, net                         9,048,253
Costs from 2004 common and preferred                                    (32,898)
  stock sales, net
Payment of deferred financing costs                                    (492,833)


                                                                   ------------
NET CASH PROVIDED BY FINANCING ACTIVITIES                            18,942,805
                                                                   ------------

Increase in cash                                                      5,874,413

Cash, beginning of period                                                89,779

                                                                   ------------
Cash, end of period                                                $  5,964,192
                                                                   ============

Net cash used in operating activities of $1,671,320 was primarily due to a net loss available to common shareholders of $2,807,985, decreases in accounts receivables and other assets of $750,540 and $232,544 respectively, offset by non cash items of $1,770,112 and an increase in accounts payable and accrued expenses of $339,230 and $1,887,001 respectively.

Net cash of $11,397,072 used in investing activities was primarily due to funds expended in the SHRA Group and ABR Group acquisitions.

Net cash of $18,942,805 provided by financing activities was primarily due to the proceeds of three loans of $12,700,000 and the gross proceeds of $3,815,000 from our Series B Preferred Stock offering, and $5,300,000 from our Series C Preferred Stock offering.

Sales of Equity Securities

December 2004 Private Placement

During December, 2004, DCFG sold securities in a private placement to accredited investors for gross proceeds of $3.5 million. The offering consisted of the sale of 9,540,000 shares of common stock at a price per share of one sixth of a dollar. In addition, 3,820,000 shares of Series A Convertible Preferred Stock were sold at a price of $.50 per share. The purchasers of Series A Convertible Preferred Stock were also issued warrants to purchase one share of common stock for every two shares of Series A Convertible Preferred Stock purchased (1,910,000 warrants were issued) at an exercise price of one sixth of a dollar for a period of five years from the date of the closing of the placement. Each share of Series A Convertible Preferred Stock is convertible into one share of common stock. Subsequent to the Acquisition, 3,820,000 shares of Series A Convertible Preferred Stock and 1,910,000 common stock purchase warrants issued in connection with the Series A Convertible Preferred Stock offering of DCFG were surrendered in exchange for an equivalent number of Series A Convertible Preferred shares and common stock purchase warrants of NIM containing identical terms.

Each share of Series A Convertible Preferred Stock is convertible, at any time at the option of the holder, into one share of common stock of the Company ("Common Stock"). The Series A Convertible Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of common stock. Holders of the Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.06 per share of Preferred Stock paid on a semi-annually. Such dividends may be paid, at the election of the Company, either (i) in cash,
(ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue shares of common stock in connection with the dividend on the Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 98% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the Investors piggyback registration rights.

In addition to any voting rights provided by law, holders of the Series A Convertible Preferred Stock will have the right to vote together with holders of Common Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of Series A Convertible Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the Series A Convertible Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of Series A Convertible Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A Convertible Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The shares of Series A Convertible Preferred Stock were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Series B Cumulative Convertible Preferred Stock Private Placement

On October 18, 2005, 23 accredited investors (the "Investors") purchased an aggregate of 2,965,000 shares of Series B Cumulative Convertible Preferred Stock (the "Preferred Stock") at $1.00 per share for an aggregate purchase price of $2,965,000. On November 11, 2005, 12 Investors purchased an aggregate of 850,000 shares of Preferred Stock at $1.00 per share for an aggregate purchase price of $850,000.

Each share of Preferred Stock is convertible, at any time at the option of the holder, into two shares of common stock of the Company ("Common Stock"). The Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding Preferred Stock or
(ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of common stock. Holders of the Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.12 per share of Preferred Stock paid on a semi-annually. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue shares of common stock in connection with the dividend on the Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 98% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the Investors piggyback registration rights.

In addition to any voting rights provided by law, holders of the Preferred Stock will have the right to vote together with holders of Common Stock and the Series A Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A Convertible Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The shares of Preferred Stock were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Series C Cumulative Convertible Preferred Stock Private Placement

On November 11, 2005, three accredited investors (the "C Investors") purchased an aggregate of 833,334 shares of Series C Cumulative Convertible Preferred Stock (the "C Preferred Stock") at $6.00 per share for an aggregate purchase price of $5,300,004.

Each share of C Preferred Stock is convertible, at any time at the option of the holder, into 12 shares of Common Stock. The C Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding C Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of common stock. Holders of the C Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.72 per share of C Preferred Stock paid on a semi-annually. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or
(iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue shares of common stock in connection with the dividend on the C Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by the Dividend VWAP; provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the C Investors piggyback registration rights and has agreed to file a registration statement registering the shares of common stock issuable upon conversion of the C Preferred Stock within 60 days of closing and have such registration statement declared effective within 120 days of filing.

In addition to any voting rights provided by law, holders of the C Preferred Stock will have the right to vote together with holders of Common Stock and the Series A and B Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of C Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the C Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of C Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A Convertible Preferred Stock and the Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The Investors and C Investors have contractually agreed to restrict their ability to convert the preferred stock and receive shares of Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company's then issued and outstanding shares of Common Stock.

The shares of C Preferred Stock were offered and sold to the C Investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the C Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Dividends

We accrue an annual cash dividend of 12% per share of our Series A Convertible Preferred Stock, Series B Convertible Preferred Stock and Series C Convertible Preferred Stock at December 31, 2005.

Seller Financing

In connection with our acquisition strategy, part of the purchase price is paid through seller financed instruments. In addition, certain sellers advance funds on a short-term basis for minimum working capital purposes. As of December 31, 2005, total funds due to former owners were $3,690,613. Of this amount, $2,236,232 is due in 2005 and $1,454,382 in 2006. Seller financed instruments bear interest at rates between 5% and 12%. All seller financed instruments are uncollateralized except for three series of notes which are secured by the stock of the subsidiary which the sellers sold.

Contingent Consideration Arrangements

Contingent consideration is recorded when the outcome of the contingency is determinable beyond a reasonable doubt. Contingent consideration paid to the former owners of the firms is considered to be additional purchase consideration.

Segment Information

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the provisions of SFAS No. 131, we have determined that we operate in a single segment within the financial services industry entirely within the United States of America and its territories.

Critical Accounting Policies

Business Acquisitions, Purchase Price Allocations and Intangible Assets

Since our formation we have completed 3 groups of acquisitions. All of these acquisitions have been accounted for using the purchase method, and their related net assets and results of operations were included in our consolidated financial statements commencing on their respective acquisition dates. Certain of the acquisitions have provisions for contingent additional consideration based upon the financial results. This additional consideration is reflected as an increase in goodwill when results are achieved and the outcome of the contingency is determinable beyond a reasonable doubt.


We allocate the excess of purchase price over net assets acquired to customer relationships, covenants not to compete, employment contracts, and goodwill. We amortize intangibles over a 5-15 year period for customer lists/ relationships, a 2-4 year period for covenants not to compete and a 1 year period for employment agreements. In accordance with SFAS 142 we do not amortize goodwill.

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2005 are as follows:

Balance as of December 13, 2004                                     $         --
Goodwill acquired during the period                                    1,374,486
                                                                    ------------
Balance as of December 31, 2004                                        1,374,486
Goodwill acquired during the year                                      8,131,226
Contingent consideration payments                                        312,562
                                                                    ------------
Balance as of December 31, 2005                                     $  9,818,274
                                                                    ============

Other Intangible Assets

Other intangible assets recognized in connection with the Company's PAS, SHRA Group and ABR acquisitions include the following:

                                                                               ESTIMATED
                                     COST       AMORTIZATION        NET          LIVES
                                 ------------   ------------   ------------   ------------
Customer lists / relationships   $ 14,381,884   $    397,552   $ 13,984,332   5 - 15 years
Covenants not to compete            3,226,000        169,768      3,056,232   2 - 4 years
Employment agreements                 150,000         91,667         58,333   1 year
                                 ------------   ------------   ------------
                                 $ 17,757,884   $    658,987   $ 17,098,897
                                 ============   ============   ============


The Company defines customer lists/relationships as the acquired firm's existing client relationships that provide a significant source of income through recurring revenue over the course of the economic life of the relationships.

These other intangible assets will be amortized by use of the straight-line method over the estimated lives of the assets. During the year ended December 31, 2005, amortization expense related to customer lists/relationships and other intangible assets acquired in connection with our acquisitions were approximately $659,000. We periodically evaluate the recoverability of intangible assets, taking into account events or circumstances that may warrant a revision to estimated useful lives or impairment conditions.

Estimated amortization expense for future years will change primarily as the Company continues to acquire firms.

Subsequent Event


Acquisition

On January 4, 2006, National Investment Managers Inc. and its wholly-owned subsidiary, VFE Merger Corp. ("Merger Company"), a Pennsylvania corporation, entered into an Agreement and Plan of Merger (the "Agreement") with Valley Forge Enterprises, Ltd., a Pennsylvania corporation ("Valley Forge"), Jack C. Holland ("Holland") and Steven R. Eyer ("Eyer"). Holland and Eyer collectively own 100% of the issued and outstanding capital stock of Valley Forge and are hereinafter sometimes referred to as the "Valley Forge Shareholders". Concurrent with the execution of the Agreement, Valley Forge merged into Merger Company resulting in the separate existence of Valley Forge ceasing and all rights, liabilities and assets being transferred to Merger Company (the "Merger") and the name of Merger Company being changed to "Valley Forge Enterprises, Ltd.". In consideration for the Valley Forge Shareholders entering into the Merger, the Company issued an aggregate of 4,150,000 shares valued at $.83 per share of common stock of the Company to the Valley Forge Shareholders and made an aggregate payment in the amount of $3,155,500 to the Valley Forge Shareholders, for total consideration of $6,600,000.

The Company's strategy in purchasing Valley Forge was to acquire a pension advisory, investment management and general insurance agency organization with recurring revenue streams, and consolidate these businesses to take advantage of economies of scale, efficiencies, and cross-selling opportunities. Valley Forge had demonstrated stable revenue growth and cash flow with low client attrition rates. The Company plans to enhance revenues in Valley Forge through cross-selling within a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and products and higher client retention through improved service.

As part of the consideration received for the sale of Valley Forge to us, Holland and Eyer were each awarded a one year employment agreement, and agreed to be bound by three year non-compete and non-solicit agreements.

The acquisition of Valley Forge will be accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

The total purchase price for the acquisition of Valley Forge of $9,532,000 (including $232,000 of estimated acquisition costs) is being allocated on a preliminary basis as follows:

Assets acquired:

  Property and equipment         $    100,000
  Customer lists/relationships      6,132,000
  Covenant not to compete             400,000
  Employment agreements               200,000
  Goodwill                          2,700,000
                                 ------------

                                    9,532,000

Liabilities assumed:
  Deferred tax liability            2,700,000
                                 ------------

Net purchase price               $  6,832,000
                                 ============

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes. The total initial purchase price will be adjusted for actual acquisition and closing costs (which have not been determined but are not expected by the Company to be material). Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

In connection with the Valley Forge acquisition, the Company became obligated to make an aggregate annual payment of $75,000 under a one-year employment agreement with each of Holland and Eyer. The Company also became obligated to issue options to purchase 50,000 shares of common stock at an exercise price of $1.00 per share and 50,000 shares of common stock at an exercise price of $.83 per share to Holland, 50,000 shares of common stock at an exercise price of $1.00 per share to Eyer and 21,500 shares of common stock at an exercise price of $1.00 per share to the employees of Valley Forge.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The information required by Item 7 appears at Page F-1, which appears after the signature page to this report.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      On March 11, 2005, the Board of Directors notified S.W. Hatfield, CPA ("SWHCPA") of their termination as our independent auditor in conjunction with the March 9, 2005 change of control of our company. No report by SWHCPA on our financial statements for either of the past years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of our company to continue as a going concern. During our two most recent fiscal years (ended December 31, 2004 and 2003) and from January 1 through March 11, 2005, there were no disagreements with SWHCPA on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(iv)(B) of Regulation S-B, during our fiscal years ended December 31, 2004 and 2003 and from January 1, 2005 to the date of the termination of SWHCPA.

      On March 14, 2005, as a result of the change in control of our company, we engaged Rothstein, Kass & Company, P.C. ("Rothstein Kass") as our new independent auditors. Since the merger was a reverse acquisition and Duncan was the acquirer for accounting purposes, the pre-acquisition financial statements of Duncan are now our historical financial statements, and those financial statements were audited by Rothstein Kass. We did not consult with Rothstein Kass at any time prior to the March 9, 2005 change in control or subsequent thereto, including the Company's two most recent fiscal years ended December 31, 2004 and 2003, and the subsequent interim period through the date of this Prospectus, regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-B.

      We previously provided SWHCPA with a copy of a Current Report on Form 8-K with respect to the circumstances of its termination and requested that SWHCPA furnish us with a letter addressed to the Securities and Exchange Commission with a letter stating whether SWHCPA agreed with the above statements. The letter from SWHCPA reflecting its agreement with such statements filed as
Exhibit 16.1 to our Form 8-K filed with the Securities and Exchange Commission on March 15, 2005.

ITEM  8A. CONTROLS AND PROCEDURES

      As of the end of the period covered by this report, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange
Act). Based upon this evaluation, our chief executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. There was no change in our internal controls or in other factors that could affect these controls during our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM  8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

      Below are the names and certain information regarding our executive officers and directors.


NAME                              AGE     POSITION
--------------------------        ---     -------------------------------------
Steven Ross                       47      Chief Executive Officer and Director
Leonard Neuhaus                   47      Chief Operating and Financial Officer
Richard J. Berman (1, 3, 4)       62      Chairman of the Board and Director
Michael Bluestein                 57      Director
Jeff Cooke (1)                    43      Director
Kevin T. Crow (2, 3)              43      Director
Arthur D. Emil                    79      Director
Thomas J. Mackell, Jr. (1)        63      Director
Steven B. Ruchefsky (2, 4)        42      Director
Richard E. Stierwalt (4)          51      Director

(1) Member of the Audit Committee

(2) Member of the Compensation Committee

(3) Member of the Governance Committee

(4) Member of Executive Committee

      Officers are elected annually by the Board of Directors, at our annual meeting, to hold such office until an officer's successor has been duly appointed and qualified, unless an officer sooner dies, resigns or is removed by the Board. There are no family relationships among any of our directors and executive officers.

Background of Executive Officers and Directors

      Set forth below is a biographical description of each of our directors and senior executive officers based on information supplied by each of them.

STEVEN J. ROSS. Steven J. Ross has served as a director since April 15, 2005. On March 1, 2006, Mr. Ross was appointed as our Chief Executive Officer. Since September 2005, Mr. Ross has served as a Managing Director for Duncan Capital Partners, LLC, a private investment fund based in New York, New York and a shareholder of our company. In addition, since December 21, 2005, Mr. Ross has served as the Chief Executive Officer and a director of Central Lighting. From June 2001 to June 2005, Mr. Ross has been DynTek, Inc.'s President, Chief Executive Officer and Chairman of the Board. Prior to joining DynTek, Inc., Mr. Ross served as General Manager of Toshiba's Computer System Division, responsible for sales, marketing, and operations in North and South America from 1998 to 1999. From 1996 to 1998, Mr. Ross was President and General Manager of the Reseller Division and President of Corporate Marketing at Inacom Corporation. Mr. Ross' other positions have included responsibility for sales and marketing, operations, strategic planning, and other senior executive activities.

LEONARD NEUHAUS. Mr. Neuhaus has served as our Chief Financial Officer since March 9, 2005. Mr. Neuhaus has served as the Chief Financial Officer of Duncan since January 2005, and as our Chief Operating Officer since December 15, 2005, and has been a certified public accountant since 1982. Mr. Neuhaus spent eight years in the practice of public accounting in regional and international firms, including BDO Seidman. He served as Chief Financial Officer of a publicly-traded entity and has sat on the Board of Directors of publicly-traded entities and not-for-profit organizations. Mr. Neuhaus has been involved in a number of corporate finance and merger and acquisition transactions. His experience includes working with large international financial institutions as well as growing entrepreneurial companies. For the last five years, prior to joining us, Mr. Neuhaus has served as a self-employed consultant for Credit Lyonnais, Bank of America, Hauppauge Digital, Inc., a NASDAQ National Market System company, and others. Mr. Neuhaus received a B.A. in Accounting and Information Systems from Queens College in 1980.

RICHARD BERMAN. Richard Berman has served as our Chairman and as a director since March 9, 2005. Mr. Berman has been Chairman of the Board of Directors and a Director of Duncan since November 24, 2004. Since 2000 Mr. Berman has served as a professional director of Dyadic International, Inc., International Microcomputer Software, Inc., Internet Commerce Corporation, MediaBay, Inc., NexMed, Inc. and GVI Security Solutions, Inc. On January 12, 2006, Mr. Berman was appointed as the Chief Executive Officer of NexMed, Inc. From 1998 to 2000 Mr. Berman was Chairman and CEO of Internet Commerce Corporation. He is also Chairman of Candidate Resources, Inc. He is a past Director of the Stern School of Business of NYU from which he received a B.S. and an M.B.A. He also has U.S. and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.

MICHAEL BLUESTEIN. Michael Bluestein has served as a director since April 15, 2005. Mr. Bluestein founded and has been President of PAS and MDB since 1973 and 1979 respectively, as well as Vice President of CIM since 1986. Mr. Bluestein graduated from Pennsylvania State University with a Bachelor of Science degree and holds a Series 7, 63, and is a Registered Investment Adviser (R.I.A.). He also has a Life and Health License and a Certified Investment Management Consultant (C.I.M.C.) designation.

JEFF COOKE. Jeff Cooke has served as a director since April 15, 2005. Since January 2002, Mr. Cooke has been President and CEO of FDI Collateral Management, which provides electronic lien and titling and other services for automotive lenders. From March 2000 to December 2001 Mr. Cooke served as managing partner for Granite Ventures, LLC which provides interim leadership services for early stage companies and those going through a significant change in direction. From November 1998 to March 2000 Mr. Cooke was President and COO of NEC Computers, Inc. Prior to joining NEC Computers, Mr. Cooke held several positions at Hewlett Packard.

KEVIN T. CROW. Kevin T. Crow has served as a director since April 15, 2005. Mr. Crow is the founder of Diversified Corporate Solutions, LLC and has been its CEO since 2004. Diversified Corporate Solutions creates strategic alliances that provide start-up and emerging growth businesses solutions. From 2000 to 2003, Mr. Crow was the Chief Operating Officer of Women's United Soccer Association. From February 1994 to September 2000, Mr. Crow was President of ZipDirect, LLC, a full service printing, mailing and shipping company. Mr. Crow was also a professional soccer player, playing on the U.S. National Team, and was a two-time Olympic Athlete between 1983 and 1992. Mr. Crow's current directorships include Grant Health Ventures, a publicly traded woman's health care company, and Knobias, Inc. Mr. Crow has a BA in Finance from San Diego State University. Kevin Crow is the brother of Michael Crow, a principal of Duncan Capital Partners, one of our significant stockholders.

ARTHUR D. EMIL. Arthur D. Emil, Esq. has served as a director since April 15, 2005. Mr. Emil has been a practicing attorney in New York City for over fifty years, including with Kramer Levin Naftalis & Frankel, from 1994 to 2003 and with Jones Day Reavis & Pogue prior to that. In 2003, Mr. Emil joined Cohen Tauber Spievack & Wagner LLP. Mr. Emil is a principal owner and Chairman of Night Sky Holdings LLC, a company which owns several restaurants now operating in the New York area, which included Windows on the World, and operated the Rainbow Room from 1986 until December 1998. Mr. Emil is the founding principal and shareholder of two real estate development firms with commercial, residential and mixed-use properties in Connecticut and New York. Mr. Emil is a director of NexMed, Inc. Mr. Emil has also served as a director of other publicly held corporations including some in the financial services sector. Mr. Emil has served as trustee for various non-profit organizations including The American Federation of Arts and the Montefiore Medical Center. Mr. Emil received his LLB from Columbia University.

THOMAS J. MACKELL, JR. Thomas J. Mackell, Jr., has served as a director since August 3, 2005. Mr. Mackell is Chairman of the Board of Directors of the Federal Reserve Bank of Richmond, a member of the Employee Benefits Committee of the Federal Reserve System, President of the Association of Benefit Administrators and an advisor in the employee benefits field in the public and private sectors. Mr. Mackell is a party to a consulting agreement with the Company, effective February 11, 2005, with a one year term, under which he is entitled to a consulting fee based on the value of acquisition transactions consummated in which he introduced the acquired company to the Company. No consulting fees have yet been paid to Mr. Mackell under this arrangement.

STEVEN B. RUCHEFSKY. Steven B. Ruchefsky has served as a director since April 15, 2005. Mr. Ruchefsky, a graduate of The George Washington University Law School, practiced law in New York City for fifteen years. Through 2000, he was a partner of an 80-attorney New York City law firm, chair of its specialized litigation department and member of the firm's management group. In 2000, he left his law firm to establish a family office for one of his high net worth clients. There, Mr. Ruchefsky was responsible for the diversification out of that family's single stock holding, the development and implementation of an investment strategy and for the establishment of operating controls and procedures. In addition, Mr. Ruchefsky was a principal of an early stage/seed venture capital firm established by the family and sat on the boards of several of its portfolio companies. Since September 2001, Mr. Ruchefsky has been working with the founder and chief executive officer of a prominent multi-strategy hedge fund and is responsible for this executive's personal finance, tax and investment decisions in addition to performing special projects for the hedge fund. Since that time, Mr. Ruchefsky has been employed by Caremi Partners Ltd., a significant shareholder of the Company. He currently sits on the boards of several private and not-for-profit companies.

RICHARD E. STIERWALT. Richard E. Stierwalt served as our President and Chief Executive Officer and as a director since March 9, 2005. Mr. Stierwalt has served as the President and Chief Executive Officer of Duncan since November 2004. On February 1, 2006, Mr. Stierwalt resigned as our President and Chief Executive Officer. Prior to joining Duncan, Mr. Stierwalt was the Managing Partner of New Shorehaven, LLC. Mr. Stierwalt is a member and part owner of Saratoga Capital Management, the investment advisor to the Saratoga Group of mutual funds. From 1998 to 2003, Mr. Stierwalt was the Chief Executive Officer of Orbitex Financial Services Group. Previously, he was the President of BISYS Investment Services, a NYSE-listed firm. Prior to the March 1995 merger of Concord Holding Corporation with BISYS Fund Services, he was Chairman of the Board and Chief Executive Officer of Concord Holding Corporation. Mr. Stierwalt received an associate degree in banking and finance and a BA in management from the University of Indianapolis. He attended the Stonier Graduate School of Banking at Rutgers University and is an OPM graduate of Harvard University. He serves on the Board of Trustees and Chairs Finance and the Endowment at the University of Indianapolis . He also serves on the Board of Directors of:
Biomega Laboratories, We Are Family Foundation, and Harborside Resort.

Audit Committee Financial Expert

      The Board of Directors has determined that Mr. Berman is an "audit committee financial expert," as such term is defined in Item 401(e) of Regulation S-B, and is independent as defined in rule 4200(a) (15) of the listing standards of the National Association of Securities Dealers.

Director Compensation

      Our non-management directors other than Richard Berman and Richard Stierwalt do not receive any cash compensation for their service on the Board of Directors. Commencing as of May 4, 2005 and for a one-year period thereafter, under an agreement entered into on June 15, 2005, Mr. Berman receives cash compensation of $52,000 for serving as Chairman of the Board and Chairman of our Audit Committee, and for serving on our Executive and Corporate Governance Committees, together with the stock option grant described in this paragraph below. Our directors are reimbursed for actual out-of-pocket expenses incurred by them in connection with their attendance at meetings of the Board of Directors.

      On March 1, 2006, we entered into a consulting agreement with Richard E. Stierwalt, which such agreement was effective February 1, 2006. The consulting agreement expires on January 31, 2007 and provides for annual compensation in the amount of $290,000. Pursuant to the terms of the consulting agreement, we agreed with Mr. Stierwalt to the following:

      o Mr. Stierwalt exercised his common stock purchase warrant to purchase 793,000 shares of common stock at an exercise price of $0.1667 per share on a cashless basis resulting in the issuance of 672,824 shares of common stock;

      o Mr. Stierwalt exercised his stock option to purchase 665,925 shares of common stock granted to him on March 1, 2006 for his work during 2005 at an exercise price of $1.00 per share which such exercise was on a cashless basis resulting in the issuance of 60,539 shares of common stock; and

      o Mr. Stierwalt exercised his stock option to purchase 1,500,000 shares of common stock granted to him on March 1, 2006 for his work during 2006 at an exercise price of $1.00 per share which such exercise was on a cashless basis resulting in the issuance of 136,364 shares of common stock.

      We granted Mr. Stierwalt piggyback registration rights with respect to all shares currently held by Mr. Stierwalt or issuable pursuant to options or warrants.

      Our non-management directors other than Messrs. Berman and Stierwalt, presently consisting of Messrs. Ruchefsky, Crow, Cooke, Emil, have each been granted options, which are fully vested as of the date of grant, to acquire 40,000 shares of common stock over a five-year term at an exercise price of $0.1666 per share as annual compensation for services rendered by them during calendar year 2005. Mr. Mackell was granted options, which are fully vested as of the date of grant, to acquire 40,000 shares of common stock over a five-year term at an exercise price of $1.00 per share as annual compensation for services rendered by him during calendar year 2005. For serving as Chairman of the Board and Chairman of our Audit Committee, and for serving on our the Executive and Corporate Governance Committees, in addition to the cash compensation of $52,000 described above, Mr. Berman has been granted options, vesting on May 4, 2006, to acquire 266,370 shares of common stock over a seven-year term at an exercise price of $1.00 per share and additional options to acquire 200,000 shares of common stock over a five-year term at an exercise price of $1.00 per share. All unvested options and any vested but unexercised options will terminate upon the termination of Mr. Berman's engagement for cause or upon Mr. Berman's voluntary termination of his engagement other than as a result of our breach of the Agreement. Upon the termination of Mr. Berman's engagement due to death, disability or by our company without cause, all unvested options will terminate and all vested and unexercised options will remain exercisable in accordance with their terms but in any event for a period not less than 90 days following the date of termination of his engagement.

Executive Compensation - General

      On March 14, 2006, we entered into an employment agreement with Steven Ross, our Chief Executive Officer. The effective date of the employment agreement was March 1, 2006 and it provides for a term which expires December 31, 2006 and monthly compensation in the amount of $20,833.33. Mr. Ross will be eligible to receive an annual bonus and reimbursement in an amount not to exceed $2,000 for rent actually paid for an office in Newport, California. Mr. Ross was also granted an option to purchase 300,000 shares of our common stock that will vest on the one year anniversary of the employment agreement and are exercisable for a period of five years at $1.00 per share.

      On March 1, 2006, we entered into an employment agreement with Leonard Neuhaus, our Chief Financial Officer and Chief Operating Officer. The employment agreement provides for a term of one year and annual compensation in the amount of $240,000. Mr. Neuhaus will be eligible to receive an annual bonus. Mr. Neuhaus was also granted an option to purchase 400,000 shares of our common stock vested immediately that are exercisable for a period of five years at $1.00 per share

      Mr. Stierwalt, a director of our company, entered into a consulting agreement with our company as described above.

Board Committees

      The Board of Directors has established an Audit Committee, a Compensation Committee, a Governance Committee and an Executive Committee.

      The Compensation Committee did not meet during the year ended December 31, 2005. All matters addressed by the Compensation Committee were decided on by the Board of Directors. The function of the Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits. The function of the Compensation Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits.

      The Governance Committee did not meet during the year ended December 31, 2005. All matters addressed by the Governance Committee were decided on by the Board of Directors. The function of the Governance Committee is to (a) oversee the evaluation of the Board and management and (b) develop, recommend and revise a set of corporate governance principles.

      The Executive Committee met once during the year ended December 31, 2005. The Executive Committee serves to discharge the Board's duties during intervals between meetings. The Executive Committee shall possess all powers of the Board of Directors; provided, however, such powers are subject to change and alternation by the Board of Directors.

      As of March 7, 2006, the Audit Committee consisted of the following members: Messrs Berman, Cooke and Mackell. Mr. Berman has been appointed to sit on the Audit Committee to serve as its audit committee financial expert. The Audit Committee met three times in fiscal year 2005. Responsibilities of the Committee include (1) reviewing financial statements and consulting with the independent auditors concerning the Company's financial statements, accounting and financial policies, and internal controls, (2) reviewing the scope of the independent auditors' activities and the fees of the independent auditors, and
(3) reviewing the independence of the auditors. All of the members of the Audit Committee meet the independence standards established by the National Association of Securities Dealers.

      The total number of meetings of the Board of Directors during the fiscal year ended December 31, 2005 was four. The Board of Directors did not decide any matters by written consent. Each of the incumbent directors attended a majority of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.

Compliance With Section 16(A) of the Securities Exchange Act of 1934

      We have recently determined that we are a fully reporting company under the Securities Exchange Act of 1934, as amended. Accordingly, we are required to file reports of executive officers and directors and persons who own more than 10% of a registered class of our equity securities pursuant to Section 16(a) of the Exchange Act. Each of our officers and directors expect such forms to be filed shortly.


Code of Ethics

      We have adopted a Code of Ethics that applies to all officers, directors and employees.

ITEM  10. EXECUTIVE COMPENSATION

      The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last three completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                                      Long-Term
                                                                                                    Compensation
                                                                                                       Awards
                                                                                                    (Securities
                                                                                   Other Annual     Underlying
             Name and Positions                Year      Salary     Bonus          Compensation       Options)
Richard Stierwalt  Former Chief Executive      2005      $250,000  $200,000             --               --
                   Officer and Director

                                               2004           N/A
                                               2003           N/A

                   Chief Financial and
Leonard Neuhaus    Operating Officer           2005      $175,000    $--                --               --

                                               2004           N/A
                                               2003           N/A

Option Grants During 2005 Fiscal Year

      The following table provides information related to options granted to the named executive officers during the 2005 fiscal year. The Company does not have any outstanding stock appreciation rights.

                             No. of         % of Total
                           Securities        Options
                           Underlying       Granted to     Exercise
                        Options Granted    Employees in     Price
           Name               (#)           Fiscal Year    ( $/Sh)        Expiration Date
-----------------       ---------------    ------------  -------------    ---------------
Richard Stierwalt           665,925             39.11%   $        1.00         5/4/12
Leonard Neuhaus             317,200             18.63%   $        0.16       12/31/09


Aggregated Option Exercises During 2005 Fiscal Year and Fiscal Year-end Option Values

      The following table provides information related to employee options exercised by the named executive officers during the 2005 fiscal year and number and value of such options held at fiscal year-end.

                                                 Number of Securities
                                                Underlying Unexercised         Value of Unexercised
                                             Options at Fiscal Year- End      In-the-Money Options at
                       Shares                            (#)                 Fiscal Year- End ($) (1)
                      Acquired               ---------------------------   ---------------------------
     Name           on Exercise     Value
                         (#       Realized)  Exercisable   Unexercisable   Exercisable   Unexercisable
-----------------   -----------   --------   -----------   -------------   -----------   -------------
Richard Stierwalt            --         --       665,925               0   $   665,925              --
Leonard Neuhaus              --         --       317,200               0   $   581,523              --


ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The following table sets forth certain information, as of March 7, 2006 with respect to the beneficial ownership of the outstanding common stock by (i) any holder of more than five (5%) percent; (ii) each of our executive officers and directors; and (iii) our directors and executive officers as a group. Except as otherwise indicated, each of the stockholders listed below has sole voting and investment power over the shares beneficially owned.

      Unless otherwise indicated, each of the stockholders can be reached at our principal executive offices located at 830 Third Avenue, New York, New York 10022.

                                               Shares Beneficially Owned (1) (2)
                                                  Number               Percent
Beneficial Owners of more than 5% of
  common stock (other than directors and
  executive officers)

Camofi Master LDC (3)                            2,253,796               9.9%

Caremi Partners Ltd. (4)                         2,400,000              11.7%

Michael Crow (6)                                 5,030,382              23.4%

Christopher P. Baker (7)                         1,995,999               9.5%

Jack C. Holland (8)                              2,175,000              11.0%

Stephen Eyer (17)                                2,125,000              10.3%

Laurus Master Fund Ltd.(19)                      1,108,434               5.4%

Directors and Executive Officers

Richard Stierwalt                                2,009,727               9.8%

Richard Berman (18)                                732,963               3.0%

Leonard Neuhaus (10)                               505,733               2.4%

Michael Bluestein (11)                           1,077,298               4.9%

Steven B. Ruchefsky (12)                         2,440,000              11.7%

Kevin T. Crow (13)                                  40,000                 *

Jeff Cooke (14)                                     40,000                 *

Arthur D. Emil (15)                                264,000               1.2%

Steven J. Ross (16)                                190,000                 *

Thomas J. Mackell, Jr                               40,000                 *

All directors and executive officers             7,339,951              33.0%
as a group (10 persons)

* Less than 1%

1) Gives effect to the shares of Common Stock issuable upon the exercise of all options, warrants and convertible securities exercisable within 60 days of the date of this prospectus and other rights beneficially owned by the indicated stockholders on that date. Shares of Common Stock issuable pursuant to warrants or options or upon conversion of convertible securities, to the extent such warrants or options or convertible securities are currently exercisable or convertible within 60 days of the date of this prospectus, are treated as outstanding for computing the ownership percentage of the person holding such securities, but are not treated as outstanding for computing the ownership percentage of any other person. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 20,511,837 shares of the Common Stock outstanding as of March 7, 2006. All information is based upon information furnished by the persons listed or otherwise available to the Company.

2) Each share of the Company's Series A Preferred Stock is convertible into one share of Common Stock. Unless otherwise noted, the shares of Common Stock and Series A Preferred Stock and the five (5) year warrants to purchase shares of Common Stock at an exercise price of $0.1667 per share ("Common Stock Warrants") described in the notes to this Principal Stockholders table represent securities that were acquired by such holders from the Company on a 1:1 basis upon the exchange and/or conversion of similar securities of Duncan Capital Financial Group, Inc. ("Duncan") held by such holders in connection with the consummation of the business combination transaction between Duncan and the Company on March 9, 2005.

3) Formerly known as DCOFI Master LDC. Under an agreement between CAMOFI Master LDC and the Company, CAMOFI Master LDC is not permitted to exercise any convertible securities for that number of shares of Common Stock that would result in beneficial ownership by CAMOFI Master LDC of more than 9.9% of the outstanding shares of our Common Stock. If not for this limitation, CAMOFI Master LDC's beneficial ownership percentage would be 18.9%, representing (i) 2,000,000 shares of Common Stock issuable on conversion of 2,000,000 shares of Series A Preferred Stock, (ii) 1,000,000 shares of Common Stock issuable upon conversion of Common Stock Warrants, and (iii) 736,000 shares of Common Stock issuable upon conversion of up to $500,000 principal amount convertible notes issued to CAMOFI Master LDC. Mr. Richard Smithline, who exercises voting and investment control over such securities, disclaims beneficial ownership of such securities.

4) The address of Caremi Partners Ltd. ("Caremi") is Two American Lane, Greenwich Connecticut 06836. Steven Ruchefsky, one of our directors, is employed by Caremi Partners Ltd. Mr. Ruchefsky, who has voting and investment control over such securities, disclaims beneficial ownership of the securities of Caremi Partners Ltd. In addition, Caremi purchased 800,000 shares of Series B Convertible Preferred Stock, which is convertible into 1,600,000 shares of common stock. The terms of the Series B Convertible Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with Section 13(d) of the Exchange Act. As the amount of shares of common stock currently held by Caremi are in excess of 4.99%, such shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock are not included in the calculation of its beneficial ownership. If not for this limitation, Caremi's beneficial ownership would be 18.8%.

5) Includes (i) 1,165,000 shares of Common Stock held of record by Mr. Smithline, and (ii) 120,000 shares held of record by Mr. Smithline as custodian for each of William Smithline, Robert Smithline and Andrew Smithline. Mr. Smithline disclaims beneficial ownership of shares held of record by him as custodian for William Smithline (120,000 shares), Robert Smithline (120,000 shares) and Andrew Smithline (120,000 shares). Under an agreement between Mr. Smithline and the Company, Mr. Smithline is not permitted to exercise any convertible securities for that number of shares of Common Stock that would result in beneficial ownership by Mr. Smithline of more than 9.9% of the outstanding shares of our Common Stock. If not for this limitation, Mr. Smithline's beneficial ownership percentage would be 6.8% of the outstanding shares of our Common Stock, giving effect to (w) 100,000 shares of Common Stock issuable on conversion of 100,000 shares of Series A Preferred Stock owned by Mr. Smithline, (x) 50,000 shares of Common Stock issuable upon conversion of Common Stock Warrants owned by Mr. Smithline, (y) 62,500 shares of Common Stock issuable upon conversion of Common Stock Warrants owned by Centrecourt Asset Management LLC, over which Mr. Smithline exercises voting and investment control, and as to which securities Mr. Smithline disclaims beneficial ownership, and (z) 3,736,000 shares of Common Stock beneficially owned by CAMOFI Master LDC described in footnote 3 above, over which Mr. Smithline exercises voting and investment control, and as to which securities Mr. Smithline disclaims beneficial ownership.

6) Consists of (i) 4,025,000 shares of Common Stock, (ii) 600,000 shares of Common Stock issuable on conversion of 600,000 shares of Series A Preferred Stock, (iii) 200,000 shares of Common Stock issuable upon conversion of Common Stock Warrants, (iv) 108,000 shares of common stock issuable as a dividend in accordance with the Series A Preferred Stock and (v) 97,382 shares of common stock issuable as a penalty pursuant to the terms of the Series A Preferred Stock, in each case held of record by DCI Master LDC. Michael Crow, the brother of one of our directors, Kevin Crow, has sole voting and dispositive power with respect to such shares. Michael Crow disclaims beneficial ownership of such securities. Michael Crow has been barred for life from serving as an executive officer or director of any public company.

7) Consists of: (i) 180,000 shares of Common Stock, 140,000 shares of Common Stock issuable upon conversion of 140,000 shares of Series A Preferred Stock, 70,000 shares of Common Stock issuable upon conversion of Common Stock Warrants, 25,200 shares of common stock issuable as a dividend in accordance with the Series A Preferred Stock and 22,723 shares of common stock issuable as a penalty pursuant to the terms of the Series A Preferred Stock, held of record by Mr. Baker, (ii) 180,000 shares of Common Stock, 240,000 shares of Common Stock issuable upon conversion of 240,000 shares of Series A Preferred Stock, 70,000 shares of Common Stock issuable upon conversion of Common Stock Warrants, 43,200 shares of common stock issuable as a dividend in accordance with the Series A Preferred Stock 38,953 shares of common stock issuable as a penalty pursuant to the terms of the Series A Preferred Stock, 200,000 shares of common stock issuable upon conversion of Series B Convertible Preferred Stock and 24,000 shares of common stock issuable as a dividend when declared by the Board of Directors pursuant to the terms of the Series B Preferred Stock, held of record by Anasazi Partners III LLC, as to which Mr. Baker has sole voting and dispositive power, and (iii) 180,000 shares of Common Stock, 140,000 shares of Common Stock issuable upon conversion of 140,000 shares of Series A Preferred Stock, 70,000 shares of Common Stock issuable upon conversion of Common Stock Warrants, 25,200 shares of common stock issuable as a dividend in accordance with the Series A Preferred Stock 22,723 shares of common stock issuable as a penalty pursuant to the terms of the Series A Preferred Stock and 200,000 shares of common stock issuable upon conversion of Series B Convertible Preferred Stock and 24,000 shares of common stock issuable as a dividend when declared by the Board of Directors pursuant to the terms of the Series B Preferred Stock, held of record by Anasazi Partners III Offshore Ltd., as to which Mr. Baker has sole voting and dispositive power. Mr. Baker disclaims beneficial ownership as to the foregoing shares of Common Stock, Series A Preferred Stock and Common Stock Warrants securities held of record by Anasazi Partners III LLC and by Anasazi Partners III Offshore Ltd.

8) Includes 2,075,000 shares of common stock and an option to purchase 100,000 shares of common stock. In addition, Mr. Holland purchased 25,000 shares of Series B Convertible Preferred Stock, which is convertible into 50,000 shares of common stock. The terms of the Series B Convertible Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with Section 13(d) of the Exchange Act. As the amount of shares of common stock currently held by Mr. Holland is in excess of 4.99%, such shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock are not included in the calculation of his beneficial ownership.

9) Intentionally left blank.

10) Represents 105,733 shares issuable within 60 days of July 1, 2005 at an exercise price of $0.1666 per share upon Mr. Neuhaus' exercise of his Warrant, dated as of January 1, 2005, for 317,200 shares, which vest at the rate of 4.166% per month, commencing February 1, 2005 and 400,000 shares of common stock issuable upon exercisable of an option granted on March 1, 2006 exercisable for a period of five years at $1.00 per share.

11) Consists of (i) 200,082 shares of Common Stock and (ii) 50,000 shares that may be purchased upon exercise of currently exercisable stock options at an exercise price of $1.00 per share. In addition, Mr. Bluestein purchased shares of Series B Convertible Preferred Stock that are convertible into 300,000 shares of common stock. The terms of the Series B Convertible Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with Section 13(d) of the Exchange Act.

12) Consists of (i) 40,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in February 2005 as remuneration for services as a director at an exercise price of $0.1666 per share, and (ii) 2,400,000 shares of Common Stock owned by Caremi Partners Ltd. Mr. Ruchefsky, who has voting and investment control over such securities of Caremi Partners Ltd., disclaims beneficial ownership of such securities.

13) Represents 40,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in February 2005 as remuneration for services as a director at an exercise price of $0.1666 per share.

14) Represents 40,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in February 2005 as remuneration for services as a director at an exercise price of $0.1666 per share.

15) Consists of (i) 200,000 shares of Common Stock issuable on conversion of 200,000 shares of Series A Preferred Stock, (ii) 100,000 shares of Common Stock issuable upon conversion of Common Stock Warrants and (iii) 40,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in February 2005 as remuneration for services as a director at an exercise price of $0.1666 per share.

16) Includes 40,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in February 2005 as remuneration for services as a director at an exercise price of $0.1666 per share.

17) Includes 2,075,000 shares of common stock and 50,000 shares of common stock issuable upon exercise of common stock purchase warrants.

18) Includes 732,963 shares of common stock issuable upon exercise of stock options. In addition, Mr. Berman purchased shares of Series B Convertible Preferred Stock, which is convertible into 500,000 shares of common stock. The terms of the Series B Convertible Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with Section 13(d) of the Exchange Act. As the amount of shares of common stock currently held by Mr. Berman is in excess of 4.99%, such shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock are not included in the calculation of his beneficial ownership.

19) On March 9, 2005, we entered into a series of agreements with Laurus Master Fund, Ltd., a Cayman Islands company, pursuant to which we issued the $3 Million Note, due March 9, 2008, the Laurus Warrant and the Laurus Option. The $3 Million Note is convertible into shares of our Common Stock at a fixed conversion rate of $0.83 per share, the Laurus Warrant provides for the purchase of up to 1,084,338 shares of Common Stock at a price of $1.00 each, subject to customary adjustments, until March 9, 2012, and the Laurus Option provides for the purchase of up to 643,700 shares of Common Stock at a price of $0.01 each, subject to customary adjustments, until March 9, 2013.

Laurus is not entitled to exercise the Laurus Warrant or Laurus Option, or convert its $3 Million Note, for that number of shares of Common Stock that would exceed the sum of (i) the number of shares of Common Stock beneficially owned by Laurus and its affiliates on an exercise or conversion date, and (ii) the number of shares of Common Stock issuable upon the exercise of the Laurus Warrant and Laurus Option, or conversion of the $3 Million Note, which would result in beneficial ownership by Laurus and its affiliates of more than 4.99% of the outstanding shares of our Common Stock. This restriction may be revoked upon 75 days prior notice to us from Laurus and is automatically null and void upon an event of default under the Laurus Note.

On November 30, 2005, we issued to Laurus (i) a $9,200,000 in a secured term note and (ii) 1,108,434 shares of our common stock. The term note matures on November 30, 2009 and bears interest at a rate of 17.5% per annum, which interest is payable in two tranches. The first tranche bears interest at the rate of 10% and is payable on a monthly basis commencing December 1, 2005. The second tranche bears interest at the rate of 7.5% and is payable on a monthly basis commencing December 1, 2005, provided, that we may elect to add the second tranche to the principal of the term note. Commencing June 1, 2006, we are required to commence making monthly amortizing payments in the amount of $219,047.62. We may prepay the term note at any time without penalty.

Equity Compensation Plan Information

      The following table sets forth information about the shares of the Company's common Stock that may be issued upon the exercise of options granted to employees under the 2005 Stock Incentive Plan, which were approved by the Board of Directors, as well as shares that may be issued upon the exercise of options under the 2005 Stock Incentive Plan, that were issued to consultants, which were not approved by the Board of Directors.

                                         (a)                      (b)                   (c)
                                  Number of securities     Weighted-average     remaining available for
                                    to be issued upon      exercise price of      equity compensation
                                 exercise of outstanding     outstanding       plans excluding securities
                                  options, warrants and    options, warrants    reflectred in column (a)
Plan Category                            rights                and rights               (1)
---------------------            -----------------------   -----------------   --------------------------
Equity compensation
  plans approved by
  security holders                                    --                  --                           --

Equity compensation
  plans not approved
  by security holders                          3,583,588   $            0.71                    6,416,412
                                 -----------------------   -----------------   --------------------------

Total                                          3,583,588   $            0.71                    6,416,412


ITEM  12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      In November 2005 we granted Duncan Capital Group LLC and DCI Master LDC ("Optionees") a five-year option to purchase up to 250,000 shares of common stock in the company at an exercise price of $1.00 per share, in consideration for Optionee's agreeing, in connection with our acquisition of American Benefit Resources, Inc. ("ABR"), to enter into a put agreement with ABR and IBF Fund Liquidating LLC whereby Optionees may become obligated, between the second and third anniversaries of the closing of the acquisition, to repurchase, for up to $1 million, the shares delivered to ABR as a portion of the purchase price of ABR.

      In December 2005, we entered into a lease agreement with DC Associates for the lease of five offices, interior space and shared conference, reception and information technology services in Manhattan on a month-to-month basis at the rate of $15,000 per month, which we believe to be a fair market rate based upon our study of executive office suite rates in the midtown Manhattan area. DC Associates is controlled by Michael Crow, one of our principal shareholders.

      On January 1, 2006, we entered into an advisory agreement with DC Associates LLC to act as our financial consultant in arranging equity or debt financings in consideration for a monthly fee of $10,000. DC Associates is controlled by Michael Crow, one of our principal shareholders.

ITEM  13. EXHIBITS


Exhibit
Number      Description

3.1         Articles of Incorporation of the Company, as amended*

3.2         Amended and Restated Bylaws of the Company*

3.3 Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock *

3.4 Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock*

4.1 Securities Purchase Agreement dated March 9, 2005 by and between the Company and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

4.2 Secured Convertible Term Note dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

4.3 Common Stock Purchase Warrant dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

4.4 Common Stock Option dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

4.5 Master Security Agreement dated March 9, 2005 among Fast Eddie Racing Stables, Inc., Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

4.6 Stock Pledge Agreement dated March 9, 2005 among Fast Eddie Racing Stables, Inc., Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

4.7 Subsidiary Guaranty dated March 9, 2005 executed by Duncan Capital Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

4.8 Registration Rights Agreement dated March 9, 2005 by and between Fast Eddie Racing Stables, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

4.9 Common Stock Purchase Warrant dated March 9, 2005 issued by Duncan Capital Financial Group, Inc. to Richard E. Stierwalt. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

4.10 Common Stock Purchase Warrant dated March 9, 2005 issued by Duncan Capital Financial Group, Inc. to Leonard Neuhaus. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

4.11 Form of Stock Option Agreement, dated March 9, 2005, between the Company and certain non-management directors. *

4.12 Securities Purchase Agreement dated November 30, 2005 entered by and between National Investment Mangers Inc. and Laurus Master Fund, Ltd. *

4.13 Amended and Restated Registration Rights Agreement dated November 30, 2005 entered by and between National Investment Mangers Inc. and Laurus Master Fund, Ltd. *

4.14 Secured Term Note dated November 30, 2005 issued to Laurus Master Fund, Ltd. *

4.15 Convertible Promissory Note, dated August 2, 2005, issued by the Company to Stephen H. Rosen. *

4.16 Convertible Promissory Note, dated August 2, 2005, issued by the Company to Elizabeth Davies. *

4.17 Common Stock Option, dated August 2, 2005, issued by the Company to Stephen H. Rosen. *

4.18        Subordination Agreement, dated August 2, 2005, among Stephen H.
            Rosen, Elizabeth Davies and Laurus Master Find, Ltd., as acknowledged by the Company. *

10.1 Agreement and Plan of Reorganization, dated as of February 18, 2005, by and among Fast Eddie Racing Stables, Inc, Glenn A. Little, Duncan Capital Financial Group, Inc. and FERS Acquisition Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.2 Employment Agreement, dated as of December 23, 2004, between Duncan Capital Financial Group, Inc. and Richard E. Stierwalt. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

10.3 Employment Agreement, dated as of January 1, 2005, between Duncan Capital Financial Group, Inc. and Leonard Neuhaus. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

10.4 12% Senior Secured Note, dated January 27, 2005, in the original principal amount of $350,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC (formerly known as DCOFI Master
            LDC)*

10.5 Securities Purchase Agreement, dated as of January 27, 2005, between Duncan Capital Financial Group, Inc. and CAMOFI Master LDC*

10.6 Security Agreement, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein Inc. and CAMOFI Master LDC.*

10.7 Subsidiary Guarantee, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein Inc. in favor of CAMOFI Master LDC.*

10.8 12% Senior Secured Note, dated May 4, 2005, in the original principal amount of $150,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC.*

10.9 Agreement, dated as of June 15, 2005, between the Company and Richard Berman. *

10.10 Asset Purchase Agreement between National Investment Managers Inc. and American Benefit Resources, Inc. dated November 1, 2005 *

10.11 A/R Escrow Agreement by and among National Investment Managers Inc., JP Morgan Chase Bank, N.A. and American Benefit Resources, Inc. dated November 30, 2005 *

10.12 Indemnification Escrow Agreement by and among National Investment Managers Inc., JP Morgan Chase Bank, N.A. and American Benefit Resources, Inc. dated November 30, 2005 *

10.13 Registration Rights Agreement between National Investment Managers Inc., American Benefit Resources, Inc. and Arthur J. Steinberg as manager of IBF Fund Liquidating LLC dated November 30, 2005 *

10.14 Stock Purchase Agreement, dated August 2, 2005, among the Company, Stephen H. Rosen Associates, Inc., Stephen H. Rosen and Elizabeth Davies.*

10.15 Stock Purchase Agreement, dated August 2, 2005, among the Company, Haddon Strategic Alliances, Inc. and John Ermilio. *

10.16 Employment Agreement, dated as of August 2, 2005, between the Company and Stephen H. Rosen. *

10.17 Noncompetition Agreement, dated as of August 2, 2005, between the Company and Stephen H. Rosen. *

10.18 Noncompetition Agreement, dated as of August 2, 2005, between the Company and John Ermilio.*

10.19 Agreement and Plan of Merger Dated as of January 4, 2006 by and among Jack C. Holland, Steven R. Eyer, Valley Forge Enterprises, Ltd., VFE Merger Corp. and National Investment Managers Inc.*

10.20 Employment Agreement dated January 1, 2006 by and between Steven R. Eyer and Valley Forge Enterprises, Ltd.*

10.21 Employment Agreement dated January 1, 2006 by and between Jack C. Holland and Valley Forge Enterprises, Ltd. *

10.22 Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated January 1, 2006 by and between Steven R. Eyer and National Investment Managers Inc. *

10.23 Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated January 1, 2006 by and between Jack C. Holland and National Investment Managers Inc. *

10.24 Employment Agreement dated March 1, 2006 by and between Leonard Neuhaus and the Company. *

10.25 Consulting Agreement dated March 1, 2006 by and between Richard Stierwalt and the Company. *

10.26 Employment Agreement dated March 1, 2006 by and between Steven J. Ross and the Company. *

10.27 Consulting Agreement dated January 1, 2006 by and between DC Associates LLC and the Company.

16.1 Resignation letter of S. W. Hatfield, CPA (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)*

21.1        List of Subsidiaries of the Company.*

----------------


* Previously filed.

ITEM  14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the year ended December 31, 2005 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during that fiscal year were $98,500, and $0 for the period from December 13, 2004 to December 31, 2004.

Audit Related Fees. We incurred fees to auditors of $189,000 for audit related fees during the fiscal year ended December 31, 2005, and $0 for the period from December 13, 2004 to December 31, 2004.


Tax Fees. We incurred fees to auditors of $11,500 for tax compliance, tax advice and tax compliance services during the fiscal year ended December 31, 2005, and $0 for the period from December 13, 2004 to December 31, 2004.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NATIONAL INVESTMENT MANAGERS INC.

                                    By: /s/  Steven J. Ross
                                        --------------------------
                                        Steven J. Ross
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                    By: /s/ Leonard Neuhaus
                                        Leonard Neuhaus
                                        Chief Financial and Operating Officer
                                        (Principal Financial and
                                         Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


        SIGNATURE                          TITLE                       DATE
---------------------------       -----------------------        ---------------

/s/ Steven J. Ross                Chief Executive Officer
---------------------------         and Director                 March 29, 2006
Steven J. Ross

/s/ Leonard Neuhaus               Chief Financial and
---------------------------         Operating Officer            March 29, 2006
Leonard Neuhaus

/s/ Richard Berman                Chairman of the Board
---------------------------         of Directors                 March 29, 2006
Richard Berman

/s/ Richard Stierwalt             Director                       March 29, 2006
---------------------------
Richard Stierwalt

/s/ Michael Bluestein             Director                       March 29, 2006
---------------------------
Michael Bluestein

/s/ Steven B. Ruchefsky           Director                       March 29, 2006
---------------------------
Steven B. Ruchefsky

/s/ Kevin T. Crow                 Director                       March 29, 2006
------------------
Kevin T. Crow

/s/ Jeff Cooke                    Director                       March 29, 2006
---------------------------
Jeff Cooke

/s/ Arthur D. Emil                Director                       March 29, 2006
---------------------------
Arthur D. Emil

/s/ Thomas J. Mackell, Jr.        Director                       March 29, 2006
---------------------------
Thomas J. Mackell, Jr.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders of National Investment Managers Inc. and Subsidiaries

We have audited the accompanying consolidated balance sheet of National Investment Managers Inc. and Subsidiaries (collectively "the Company") as of December 31, 2005, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended and the period from December 13, 2004 (date of capitalization of Duncan Capital Financial Group, Inc., the "accounting acquirer" - see Note 1 to the consolidated financial statements) to December 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Investment Managers Inc. and Subsidiaries as of December 31, 2005, and the results of their operations and their cash flows for the year then ended and the period from December 13, 2004 (date of capitalization) to December 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

                                            /s/  Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 3, 2006

               National Investment Managers Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                                                   December 31,
                                                                       2005
CURRENT ASSETS:
  Cash                                                             $  5,964,192
  Accounts receivable, net                                            1,678,797
  Non-trade receivable                                                  150,000
  Prepaid financing costs                                               142,375
  Prepaid directors and officers                                         12,222
  liability insurance
  Prepaid expenses and other current assets                             272,326
                                                                   ------------
    Total current assets                                              8,219,912
                                                                   ------------

PROPERTY AND EQUIPMENT, net                                             701,433
                                                                   ------------

OTHER ASSETS
Goodwill                                                              9,818,274
Customer lists/relationships                                         13,984,332
Other intangibles                                                     3,114,565
Deferred financing costs                                                301,996
                                                                   ------------
                                                                     27,219,167
                                                                   ------------
                                                                   $ 36,140,512
                                                                   ============
CURRENT LIABILITIES:
  Long-term debt, current portion                                  $  4,965,019
  Accounts payable                                                      623,124
  Unearned revenues                                                   2,309,084
  Accrued expenses and other current liabilities                      2,336,244
                                                                   ------------
    Total current liabilities                                        10,233,471
                                                                   ------------

LONG-TERM LIABILITIES:
  Long-term debt, less current portion                                9,731,448
  Preferred dividends payable                                           413,101
  Derivative financial instruments                                    1,296,422
  Deferred tax liability                                              2,676,788
                                                                   ------------

    Total long-term liabilities                                      14,117,759
                                                                   ------------

              Total liabilities                                      24,351,230
                                                                   ------------

COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Convertible preferred Stock, $.001 par value,
    10,000,000 shares authorized; 4,000,000 designated
    as Series A shares of which 3,820,000 shares issued
    and outstanding (liquidation preference $3,820,000),
    4,000,000 designated as Series B shares of which 3,815,000 shares issued and outstanding, (liquidation preference
    $7,630,000) and 1,000,000 designated as Series C shares
    of which 833,334 shares issued and outstanding,
    (liquidation preference $10,600,008)                                  8,518

  Common Stock, $.001 par value 100,000,000 shares
    authorized, 15,452,110 shares issued and outstanding                 15,452

  Additional paid-in capital                                         15,058,742
  Accumulated deficit                                                (3,293,430)
                                                                   ------------
    Total stockholders' equity                                       11,789,282
                                                                   ------------
                                                                   $ 36,140,512
                                                                   ============

See accompanying notes to consolidated financial statements

               National Investment Managers Inc. and Subsidiaries
                      Consolidated Statements of Operations

                                                                  Period from
                                                                  December 13,
                                                                 2004 (date of
                                                                capitalization)
                                                 Year Ended         through
                                                December 31,      December 31,
                                                    2005              2004
                                                ------------    ----------------

Revenues                                        $  4,824,528    $            --
                                                ------------    ---------------

Operating expenses:
 Selling expenses                                    393,100                 --
 General and administrative expenses               4,756,139             42,368
 Depreciation and amortization                       749,250                 --
 Stock based compensation                            293,867             38,976
                                                ------------    ---------------
                                                   6,192,356             81,344
                                                ------------    ---------------

Loss from operations                              (1,367,828)           (81,344)
                                                ------------    ---------------

Other income (expense)
 Reverse acquisition costs                          (215,000)                --
 Interest expense                                 (1,196,864)                --
 Change in fair value of derivative
    financial instruments                           (123,734)                --
 Interest, dividend and rental income                 66,336                 --
                                                ------------    ---------------

                                                  (1,469,262)                --
                                                ------------    ---------------

Loss before deferred income tax benefit           (2,837,090)           (81,344)

Deferred income tax benefit                           29,105              9,000
                                                ------------    ---------------

Net loss                                          (2,807,985)           (72,344)

Less: preferred stock dividends                     (413,101)                --
                                                ------------    ---------------

Loss available to common shareholders           $ (3,221,086)   $       (72,344)
                                                ============    ===============

Loss per common share - basic                   $      (0.24)   $         (0.01)
                                                ============    ===============

Weighted average common shares                    13,387,000         12,040,000
                                                ============    ===============


See accompanying notes to consolidated financial statements

               National Investment Managers Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                                                             Additional                    Total
                                    Preferred Stock       Common Stock        Paid-In     Accumulated  Stockholders'
                                     Shares   Amount     Shares    Amount     Capital       Deficit      Equity
Issuance of shares to founders                $   --    2,500,000  $ 2,500  $        --   $        --  $       2,500

Private placement - common
  shares                                                9,540,000    9,540    1,580,460                    1,590,000

Private placement - Series A
  preferred                        3,820,000   3,820                          1,906,180                    1,910,000

Private placement closing
  costs and other                                                              (377,500)                    (377,500)

Stock based compensation                                                         38,976                       38,976

Loss available to common
  shareholders                                                                                (72,344)       (72,344)
                                   ---------------------------------------------------------------------------------

Balances, December 31, 2004        3,820,000   3,820   12,040,000   12,040    3,148,116       (72,344)     3,091,632

Private placement -
  Series B preferred               3,815,000   3,815                          3,811,185                    3,815,000

Private placement -
  Series C preferred                 883,334     883                          5,299,121                    5,300,004

Issuance of shares to
  employees                                                 1,900        2           (2)                          --

Issuance of shares in
  connection with purchase
  of Haddon                                               333,334      333      499,667                      500,000

Issuance of shares in
  connection with purchase
  of assets of ABR                                        671,141      671      999,329                    1,000,000

Issuance of shares in
  connection with debt
  financing                                             1,108,434    1,108      553,109                      554,217

Options, warrants and embedded
  conversion option
  associated with debt,
  net of deferred taxes                                                         246,000                      246,000

Preferred dividends                                                                          (413,101)      (413,101)

Debt and accrued interest
  converted to common stock                               294,813      295      220,814                      221,109

Stock based compensation                                                        293,867                      293,867

Common stock issued for
  consulting services                                     149,700      150       24,850                       25,000

Common stock issued for legal
  services                                                 18,788       19       18,769                       18,788

Common stock issued to FEST
  shareholders in reverse
  acquisition                                             834,000      834         (834)                          --

Cash acquired in merger                                                          11,502                       11,502

Private placement costs                                                         (66,751)                     (66,751)

Loss available to common
  shareholders                                                                             (2,807,985)    (2,807,985)
                                   ---------------------------------------------------------------------------------
Balances, December 31, 2005        8,518,334  $8,518   15,452,110  $15,452  $15,058,742  ($ 3,293,430)  $ 11,789,282
                                   =================================================================================

See accompanying notes to consolidated financial statements

               National Investment Managers Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows

                                                                                                      Period from
                                                                                                     December 13,
                                                                                                     2004 (date of
                                                                                                    capitalization)
                                                                                     Year ended         through
                                                                                    December 31,     December 31,
                                                                                        2005             2004
                                                                                    ------------    ---------------
Cash flows from operating activities:
Net loss                                                                            $ (2,807,985)   $       (72,344)
Adjustments to reconcile net loss to net
  cash used in operating activities:
      Depreciation and amortization                                                      749,250
      Noncash interest                                                                   588,578
      Stock-based compensation                                                           293,867             38,976
      Stock issued for services                                                           43,788
      Deferred income tax benefit                                                        (29,105)            (9,000)
      Change in fair value of financial instruments                                      123,734
Increase (decrease) in cash attributable to changes
  in operating assets and liabilities
      Accounts receivable, net                                                           750,540
      Prepaid expenses and other current assets                                         (177,094)
      Other assets                                                                       232,544
      Accounts payable                                                                  (339,230)
      Unearned revenues                                                                  451,478
      Accrued expenses and other current liabilities                                  (1,887,001)               637
      Accrued interest payable                                                           335,316
                                                                                    ------------    ---------------
Net cash used in operating activities                                                 (1,671,320)           (41,731)
                                                                                    ------------    ---------------

Cash flows from investing activities:
Purchases of property and equipment                                                      (43,234)
Acquisition of PAS, net of cash acquired of $81,509 in 2004                             (233,340)        (3,026,388)
Acquisition of SHRA Group                                                             (2,216,884)
Acquisition of ABR, net of cash acquired of $284,884                                  (8,915,116)
Cash acquired (reverse merger transaction)                                                11,502
                                                                                    ------------    ---------------

Net cash used in investing activities                                                (11,397,072)        (3,026,388)
                                                                                    ------------    ---------------

Cash flows from financing activities:
Proceeds from long-term debt                                                          12,700,000
Payments on long-term debt                                                            (2,279,717)
Proceeds from 2005 preferred stock sales, net                                          9,048,253
Proceeds (costs) from 2004 common and preferred                                          (32,898)         3,157,898
  stock sales, net
Payment of deferred financing costs                                                     (492,833)

                                                                                    ------------    ---------------
Net cash provided by financing activities                                             18,942,805          3,157,898
                                                                                    ------------    ---------------

Increase in cash                                                                       5,874,413             89,779

Cash, beginning of period                                                                 89,779
                                                                                    ------------    ---------------
Cash, end of period                                                                 $  5,964,192    $        89,779
                                                                                    ============    ===============

Supplemental disclosure of cash flow information:
Interest paid                                                                       $    335,015    $            --
                                                                                    ============    ===============

Supplemental disclosures of non-cash investing and
  financing activities:
Accrued private placement closing costs                                             $         --    $        50,000
                                                                                    ============    ===============

Accrued preferred dividends                                                         $    413,101    $            --
                                                                                    ============    ===============

Conversion of debt and accrued interest into
  common stock                                                                      $    221,109    $            --
                                                                                    ============    ===============

Warrants and embedded conversion feature associated with
  debt financing                                                                    $    350,000    $            --
                                                                                    ============    ===============

Derivative financial instruments associated with
  debt financing                                                                    $  1,172,688    $            --
                                                                                    ============    ===============

Common stock issued with debt financing                                             $    554,217    $            --
                                                                                    ============    ===============

In conjunction with the Company's acquisitions (see Note 12), notes and common stock were issued and liabilities were assumed as follows:

                                    SHRA Group         ABR             PAS
                                       2005            2005            2004
                                   ------------    ------------    ------------

Fair value of assets acquired      $  6,113,638    $ 20,238,183    $  4,976,725
Cash paid                            (2,216,884)     (9,200,000)     (3,107,898)
Notes issued                           (900,000)             --        (365,635)
Common stock issued                    (500,000)     (1,000,000)             --
Accrued acquisition costs                    --              --         (27,500)
Due from seller                              --         150,000              --
                                   ------------    ------------    ------------
Liabilities assumed                $  2,496,754    $ 10,188,183    $  1,475,692
                                   ============    ============    ============

See accompanying notes to consolidated financial statements

               NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1--Background, Basis of Presentation and Reverse Acquisition Transaction

National Investment Managers Inc. ("NIM" or the "Company") is in the principal business of acquiring and managing operating entities that offer third party administration primarily of retirement plans, financial and investment advisory services and insurance products to small and medium sized businesses in the United States and to high-net worth individuals. As of December 31, 2005, the Company owned 13 operating units in eight states.

On February 18, 2005, Fast Eddie Racing Stables, Inc. ("FEST"), a public "Shell Company", entered into an Agreement and Plan of Reorganization (the "Acquisition") with Duncan Capital Financial Group, Inc. ("DCFG"). On March 9, 2005, FEST completed the acquisition of DCFG. On March 15, 2005, FEST changed its name to National Investment Managers Inc. The Acquisition was effected through the exchange of 12,040,000 shares of common stock of FEST for 12,040,000 shares of common stock of DCFG and DCFG effectively became a wholly-owned subsidiary of FEST. Under the terms of the Agreement, the former shareholders of DCFG held approximately 94% of the outstanding common shares of FEST immediately after the effective time of the merger. In addition, each outstanding option and warrant to purchase DCFG common stock was converted into an option or warrant to purchase the number of shares of FEST common stock equal to the number of DCFG common shares underlying the option or warrant immediately prior to the closing of the transaction. Subsequent to the Acquisition, 3,820,000 shares of Series A Preferred stock of DCFG was surrendered in exchange for an equivalent number of preferred shares of NIM containing identical terms. As the former shareholders of DCFG control FEST after the transaction, the merger was accounted for as a reverse acquisition under which, for accounting purposes, this transaction is considered to be a capital transaction is substance, rather than a business combination. This results in the owners of DCFG (the "accounting acquirer") have actual or effective operating control of the Company after the transaction, with the shareholders of FEST (the "legal acquirer") continuing only as passive investors. No goodwill was recognized since FEST was a "Shell Company."

On December 13, 2004, DCFG, a recently incorporated company with no operations, acquired 100% of the capital stock of its wholly-owned subsidiaries, Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein, Inc. ("PAS Group").

On August 2, 2005, NIM acquired 100% of the capital stock of its wholly-owned subsidiaries, Stephen H. Rosen & Associates, Inc., ("Rosen") and Haddon Strategic Alliance, Inc. ("Haddon") (collectively, the "SHRA Group").

On November 30, 2005, NIM acquired certain assets and liabilities of American Benefit Resources, Inc. ("ABR") and 100% of the capital stock of the wholly-owned subsidiaries of ABR, National Associates, Inc. N.W. ("National"), ABR Advisors, Inc. ("Advisors"), BPI/PPA, Inc. ("BPI"), Benefit Management, Inc. ("BMI"), MLK Capital Management, Inc. ("MLK Capital"), VEBA Administrators, Inc. dba Benefit Planning, Inc. ("VEBA") and AFC Enterprises, Inc. ("AFC"), (collectively the "ABR Group").

The accompanying 2005 consolidated financial statements include (i) the accounts of DCFG and the PAS Group from January 1, 2005 to December 31, 2005, (ii) the accounts of NIM (formerly FEST) from March 9, 2005 (the effective date of the reverse acquisition) to December 31, 2005,(iii) the accounts of the SHRA Group from August 2, 2005 to December 31, 2005 and, (iv) the accounts of the ABR Group from November 30, 2005 to December 31, 2005. The accompanying 2004 consolidated financial statements include the accounts of DCFG for the period from December 13, 2004 (date of capitalization) to December 31, 2004.

Note 2--Summary of Significant Accounting Policies

Principles Of Consolidation

The Company's consolidated financial statements include the accounts of NIM and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue recognition

The Company adheres to the Security and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements", as amended by SAB No. 104.

We generate revenue primarily from the following sources:

      o Third party administration - We earn fees for the development and implementation of corporate and executive benefit programs as well as fees for the duration that these programs are administered.

      o Financial planning and investment advisory fees and securities commissions - We receive commissions related to the sale of securities and certain investment-related insurance products as well as fees for offering financial advice through financial intermediaries and related services. These fees are based on a percentage of assets under management and are generally paid quarterly. We also charge fees for evaluations of the performance of portfolios.

      o Insurance commissions - Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months premium on the policy and are earned in the year that the policy is originated. In many cases, we receive renewal commissions for a period following the first year, if the policy remains in force.

We recognize revenue from these sources as follows:

      Third party administration.
      o Persuasive evidence of an arrangement between us and our client exists
      o Delivery of a completed product to the client has occurred or the service has been provided to the customer
      o     The price to the client is fixed and determinable
      o     Collectibility of the sales price is reasonably assured

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

Net Loss Per Common Share

The Company complies with Statement of Financial Accounting Standards ("SFAS") No. 128, "Earning Per Share." Basic net loss per common share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the periods plus the effect of any dilutive potential common shares. Dilutive potential common shares consist of the assumed exercise of stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible notes and preferred stock.

Unexercised stock options and warrants to purchase common stock and notes and preferred stock convertible into common stock as of December 31, 2005 are as follows:

Options and warrants               7,599,273
Preferred stock                   21,450,000
Convertible notes                  4,066,051
                                  ----------
                                  33,115,324
                                  ==========

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share since their inclusion would be anti-dilutive.

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

Business segments

The Company operates in one business segment, within the financial services industry.

Cash and cash equivalents

For purposes of the consolidated statements of cash flows, cash equivalents consist of highly-liquid investments purchased with a remaining maturity of three months or less. The carrying amounts reported on the consolidated balance sheet approximate their fair value.

Stock-based compensation

The Company complies with the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 25.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a risk-free interest rate of 4.2%.

There was no cash flow effect resulting from these arrangements.

Contingent consideration

NIM has incorporated contingent consideration into the structure of certain acquisitions completed. These arrangements generally result in the payment of additional consideration to the sellers upon the satisfaction of certain events.

The additional cash payments or share issuances are contingent consideration accounted for under the Emerging Issues Task Force ("EITF") No. 95-8, "Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in a Purchase Business Combination", and is considered to be additional purchase consideration and will be accounted for as part of the purchase price of the firms when the outcome of the contingency is determinable beyond a reasonable doubt.

Property and equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally 3 to 5 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases.

Goodwill and other intangible assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

In accordance with SFAS No. 144, long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

No impairment losses have been recognized to date on goodwill or any of the Company's other intangible assets.

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

Fair value of financial instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," approximate the carrying amounts presented in the consolidated balance sheet.

Derivative financial instruments

The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". These non-hedging contracts accounted for in accordance with EITF No. 00-19 include freestanding warrants and options to purchase the Company's common stock as well as embedded conversion features that have been bifurcated from the host financing contract in accordance with the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company's consolidated statements of operations.

Arrangements with Off-Balance Sheet Risk - Guarantees

Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others", clarified the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for the disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. The Company has not entered into any guarantees.

Liquidity

At December 31, 2005, the Company's working capital deficit and accumulated deficit was approximately $2.0 million and $3.3 million, respectively. Further, for the year ended December 31, 2005, the Company's first full year of operations, net loss and net cash used in operations were approximately $2.8 million and $1.7 million, respectively. Based upon management's current forecast of future revenues from its acquired businesses, its recent history of capital raising and other factors, the Company believes its cash resources will be adequate to support its acquisition rollup model and fund operations in 2006

New Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Correction - A Replacement of APB Opinion No. 20 and FASB Statement No. 3". SFAS No. 154 replaces APB Opinion No. 20, "Accounting Changes" (APB 20), and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements", and changes the requirements for the accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle. SFAS No. 154 defines retrospective application as the application of a different accounting principle to prior accounting periods as if that principle had always been used. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived, non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. We are not required to adopt the provisions of SFAS No. 154 until June 1, 2006, although earlier adoption is permitted. We are currently evaluating the provisions of SFAS No. 154.

In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment", which establishes standards for transactions in which and entity exchanges its equity instruments for goods or services. Because the Company adopted the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation", the Company believes that SFAS No. 123(R) will not have a material impact on the consolidated financial statements; however, the Company will continue to assess the potential impact that the adoption of SFAS No. 123(R) will have on the classification of tax deductions for stock-based compensation.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not believe that the adoption of SFAS No. 153 will have a material impact on the consolidated financial statements.

Note 3--Property and Equipment

      The following is a summary of property and equipment at December 31, 2005:

      Property and equipment
        (including $700,000 of fixed assets acquired
        through acquisitions)                                    $743,234
      Less: accumulated depreciation                            (  41,801)
                                                                ---------
                                                                 $701,433
                                                                ---------

Depreciation expense was $41,801 and $0 for the years ending December 31, 2005 and 2004, respectively.

Note 4--Commitments and Contingencies

Contingent consideration arrangements

As discussed in Note 2, contingent consideration is recorded when the outcome of the contingency is determinable beyond a reasonable doubt. Contingent consideration paid to the former owners of the firms is considered to be additional purchase consideration.

Leases

The Company rents office space under operating leases with various expiration dates. Future minimum lease commitments under these operating leases (which are subject to escalation clauses) as of December 31, 2005 are as follows:

      2006                              $1,169,000
      2007                               1,154,000
      2008                               1,010,000
      2009                               1,000,000
      2010                                 848,000
      Thereafter                           876,000
                                        ----------
      Total Minimum Lease Payments      $6,057,000

Rent expense was approximately $354,000 and $0 for the years ended December 31, 2005 and 2004, respectively.

Note 5--Accounts Receivable and Allowance for Doubtful Accounts

We carry our accounts receivable at cost less an allowance for doubtful accounts.

We maintain allowances for doubtful accounts for estimated losses from clients' inability to make payments. We assess each account that is more than 60 days delinquent and other accounts when information known to us indicates amounts may be uncollectible. In order to estimate the appropriate level of the allowance, we consider such factors as historical bad debts, current client creditworthiness, changes in client payment patterns and any correspondence with the client. If the financial condition of our clients were to deteriorate and impair their ability to make payments, additional allowances might be required in future periods. Our allowance for doubtful accounts as of December 31, 2005 and 2004 was approximately $359,000 and $11,000, respectively.

Note 6 --Accrued liabilities

      Accrued liabilities consists of the following at December 31, 2005:

Professional fees                                  $    133,480
Termination of lease                                    200,000
Interest                                                350,862
Post employment                                         295,000
Payroll and payroll related                             507,710
Advances                                                457,536
Vacation                                                179,868
Commission                                              112,901
Contingent payments                                      79,220
Other                                                    19,667
                                                   ------------
                                                   $  2,336,244
                                                   ============

Note 7--Long-Term Debt

Summary and future maturities

At December 31, 2005, long-term debt consisted of the following:

Convertible notes payable                                    $    450,000
Convertible notes payable (Laurus Master Fund, Ltd.)            2.825,557
Secured term loan (Laurus Master Fund, Ltd)                     9,259,417
Seller notes                                                    3,536,421
Capitalized leases                                                172,820
                                                             ------------
                                                               16,244,215
Less: unamortized debt discount                                (1,547,748)
                                                             ------------
                                                             $ 14,696,467
                                                             ============

Principal payments due on long-term debt are as follows:

Year ending December 31,
         2006              $ 5,092,835
         2007                5,536,850
         2008                3,121,552
         2009                2,492,978
                           -----------
         Total             $16,244,215
                           ===========

Convertible Notes Payable

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

The Company determined the initial carrying value of the 2005 Convertible Notes by a two-step allocation process: first to the associated Five Year Warrant and second, to an embedded conversion option. First, the Company allocated the proceeds from the sale of the Note between the Note and the Five Year Warrant based upon their relative fair values, which resulted in recording a discount on the Note. The value of the Five Year Warrant was computed using the Black-Scholes option pricing model. Second, in accordance with EITF No. 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", after allocating the Note proceeds as described above, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. Since the conversion price was less than the fair value of the Company's stock at the closing date, an embedded conversion option was recorded as additional paid-in capital.

As a result of the Company's allocations above, $350,000 of the principal amount of the Note was allocated to the Five Year Warrant and embedded conversion option. This amount will be amortized as additional (non-cash) interest expense with a corresponding increase to the Note over the life of the Note until such
Note is repaid or converted to common stock. During the year ended December 31, 2005, the Company amortized approximately $90,000 of non-cash interest expense related to this Note.

Seller Financing

In connection with our acquisition strategy, part of the purchase price is paid through seller financed instruments. In addition, certain sellers advance funds on a short-term basis for minimum working capital purposes. As of December 31, 2005, total funds due to former owners were $3,536,421. Of this amount, $2,082,040 is due in 2006 and $1,454,381 in 2007. Seller financed instruments bear interest at rates between 5% and 12%. All seller financed instruments are uncollateralized except for three series of notes which are secured by the stock of the subsidiary which the sellers sold.

Insurance Premium Financing

In February 2005, we entered into an agreement to finance a $110,000 annual premium for directors' and officers' liability insurance with an unrelated third party. The notes were paid monthly, with a payment stream of $16,500 in February 2005 and payments of $9,574 from March through December 2005.

Note 8 -- Notes Payable - Laurus Master Fund, Ltd.

Convertible Notes Payable

On March 9, 2005, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. ("Laurus"), under which we issued and delivered to Laurus (i) a secured convertible term note in the principal amount of $3,000,000 (the "Note"), (ii) a Common Stock Purchase Warrant (the "Warrant"), entitling Laurus to purchase up to 1,084,338 shares of our Common Stock at a per share exercise price of $1.00, and (iii) an option ("Option") entitling Laurus to purchase up to 643,700 shares of Common Stock at a per share purchase price of $0.01. The issuance and sale of the Note, the Warrant and the Option were made pursuant to the exemption from registration under Section 4(2) under the Securities Act of 1933, as amended (the "Act"), and Regulation D promulgated under the Act. Laurus has represented to the Company that Laurus is an accredited investor under the Act and the rules promulgated thereunder. Laurus has a lien on substantially all the assets of the Company.

At closing, $500,000 of Note proceeds were disbursed to the Company for working capital purposes. The Company paid fees to Laurus of $134,000 out of these gross proceeds and also paid $200,000 to settle outstanding liabilities of FEST in connection with the acquisition of Duncan Capital Financial Group, Inc. We retained $166,000 of the proceeds for working capital purposes. The remaining $2,500,000 of Note proceeds were deposited by us at a bank in a restricted cash account under the control of Laurus ("Restricted Account"). The remaining funds were released by Laurus to the Company on August 2, 2005 in connection with the SHRA Group acquisition.

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

The Company may pay amounts due under the Note in shares of Common Stock only so long as there is an effective registration statement under the Act covering the resale of such shares or an exemption from such registration is available under Rule 144 of the Securities and Exchange Act of 1933. In addition, Laurus is not entitled to receive shares of Common Stock upon exercise of the Warrant or the Option, upon payment of principal or interest on the Note, or upon conversion of the Note if such receipt would cause Laurus to be deemed to beneficially own in excess of 4.99% of the outstanding shares of Common Stock on the date of issuance of such shares. Such provision may be waived by Laurus upon 75 days prior written notice to the Company.

Under the terms of a Registration Rights Agreement between Laurus and the Company, the Company is obligated to register the resale of the shares of Common Stock issuable upon payment or conversion of the Note and exercise of the Warrant and Option and have the registration statement declared effective by the Securities and Exchange Commission on or prior to July 7, 2005, which date was extended to August 15, 2006. If the registration statement is not declared effective within the time frame described, or if the registration is suspended other than as permitted in the registration rights agreement, the Company will be obligated to pay Laurus a fee equal to 1.5% of the outstanding principal amount of the Note for each 30-day period (pro rated for partial periods) that such registration obligations are not satisfied. Laurus has subsequently agreed to waive this provision. The Registration Rights Agreement was amended in connection with our entering into the November 30, 2005 term loan described below.

Pursuant to Paragraph 14 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrant and option issued in connection with the convertible notes payable meet the requirements of and are accounted for as a liability since the option and warrant contain registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration. The embedded conversion option is also accounted for as a liability since the convertible notes payable are not considered "conventional convertible debt" under EITF 00-19 because of the anti-dilutive conversion price reset provision. The initial value of the option, warrant and embedded conversion option (collectively, "derivative financial instruments") was treated as a discount to the convertible notes payable and recorded as a liability. The Company calculated the initial value of the derivative financial instruments on the closing date of the transaction as being $1,172,688 as determined using a Black-Scholes option pricing model with the following assumptions: expected term - 3-8 years, volatility - 25%, risk free rate - 4%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise or conversion of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The derivative financial instruments have a value of $1,296,422 at December 31, 2005 and the Company recognized a derivative loss of $123,734 from the initial value date to December 31, 2005.

The carrying value of the Note was initially recorded at $1,827,312. This amount will be amortized as additional (non-cash) interest expense with a corresponding increase to the Note over the life of the Note until such Note is repaid or converted to common stock. During the year ended December 31, 2005, the Company amortized approximately $439,000 of non-cash interest expense related to this Note.

Secured Term Loan

On November 30, 2005, the Company entered into a Securities Purchase Agreement for the sale of (i) $9,200,000 in a secured term note (the "Term Note") and (ii) 1,108,338 shares of the Company's common stock (the "November 2005 Shares"). The closing of this financing occurred on November 30, 2005. The Term Note matures on November 30, 2009. The term Note bears interest at an aggregate rate of 17.5% per annum, which is payable in two tranches. The first tranche bears interest at the rate of 10% and is payable on a monthly basis commencing December 1, 2005. The second tranche bears interest at the rate of 7.5% and is payable on a monthly basis commencing December 1, 2005, provided, however, the Company may elect to add the second tranche to the principal of the Term Note. Commencing June 1, 2006, the Company is required to commence making monthly amortizing payments in the amount of $219,047.62. The Company may prepay at anytime the Term Note together with the secured convertible term note that the Company previously issued to Laurus in March 2005.

In addition, the Company also entered into an Amended and Restated Registration Rights Agreement (the "Amended Agreement") with Laurus pursuant to which it agreed to file a registration statement registering the November 2005 Shares and the shares of common stock issuable upon conversion or exercise of the secured convertible term note (the "March 2005 Term Note"), stock option and common stock purchase warrant issued to Laurus in March 2005. The Company must file such registration statement within 15 days of filing its Form 10-KSB for the year ended December 31, 2005 (which registration statement was filed in February
2006) and have the registration statement declared effective by August 15, 2006. The Company will be required to pay liquidated damages equal to 1.5% of the March 2005 Term Note on a monthly basis. The Amended Agreement extended the required filing and effective dates initially set forth in the registration rights agreement entered between the Company and Laurus in March 2005 that required the registration of the shares of common stock issuable upon conversion or exercise of the March 2005 Term Note, stock option and common stock purchase warrant issued to Laurus in March 2005.

The securities purchased by Laurus were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to
Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Laurus is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Of the $9,200,000 principal amount of the Term Note and November 2005 Shares, the Company has allocated $554,217 as the estimated value of the November 2005 Shares issued with the Term Note. This amount is being amortized as additional interest expense with a corresponding increase to notes payable over the life of the Term Note using the effective interest method until the Term Note is repaid. At December 31, 2005, approximately $11,198 has been amortized and the remaining balance of approximately $543,019 at December 31, 2005 is reflected as a reduction of notes payable.

Note 9--Stockholders' equity

The historical stockholders' equity of DCFG (the accounting acquirer) consisted of 12,040,000 shares of $.001 par value common stock and 3,820,000 shares of $.001 par value Series A convertible preferred stock. Except for 2,500,000 shares of common stock issued to the founder of DCFG, the historical stockholders' equity (capitalization) of DCFG was derived from a December 2004 private placement (discussed below).

The consolidated statements of stockholders' equity have been presented to reflect the number of shares received by the stockholders of DCFG in the reverse acquisition (see Note 1 - Background, Basis of Presentation and Reverse Acquisition Transaction). The 834,000 shares issued in connection with the reverse acquisition transaction represent the outstanding shares of FEST, whose net assets consisted solely of cash of approximately $11,000, prior to the effectuation of the reverse acquisition transaction.

During the year ended December 31, 2005, stockholders' equity was also increased as a result of (i) the issuance of 1,108,434 shares of common stock valued at $554,217 associated with the Laurus Note (see Note 8) (ii) the recognition of approximately $350,000, offset by a deferred tax liability of $104,000, of value associated with the warrant and an embedded conversion option associated with convertible notes payable (see Note 7) (iii) the conversion of approximately $221,000 of notes payable (initially recorded in connection with the PAS Group acquisition) and accrued interest into approximately 295,000 shares of common stock, (iv) the issuance of 333,334 shares of common stock in consideration for $500,000 in connection with the acquisition of the SHRA group, (v) stock based compensation of approximately $294,000, (vi) the sale of 3,815,000 shares of Series B Preferred Stock resulting in net proceeds of approximately $3,815,000,
(vii) the sale of 883,334 shares of Series C Preferred Stock resulting in net proceeds of approximately $5,300,000, (viii) the issuance of 671,141 shares of common stock in consideration for $1,000,000 in connection with the acquisition of ABR, (ix) the issuance of 149,700 shares of common stock valued at $25,000 for consulting services, and (x) the issuance of approximately 19,000 shares of common stock valued at $19,000 for legal services.

During the year ended December 31, 2005, stockholders' equity was decreased as a result of the accrual of preferred dividends of approximately $413,000and private placement costs of approximately $67,000.

Sales of Equity Securities

December 2004 Private Placement

During December 2004, DCFG sold securities in a private placement to accredited investors for gross proceeds of $3.5 million. The offering consisted of the sale of 9,540,000 shares of common stock at a price per share of one sixth of a dollar. In addition, 3,820,000 shares of Series A Convertible Preferred Stock were sold at a price of $.50 per share. The purchasers of Series A Convertible Preferred Stock were also issued warrants to purchase one share of common stock for every two shares of Series A Convertible Preferred Stock purchased (1,910,000 warrants were issued) at an exercise price of one sixth of a dollar for a period of five years from the date of the closing of the placement. Each share of Series A Convertible Preferred Stock is convertible into one share of common stock. Subsequent to the Acquisition, 3,820,000 shares of Series A Convertible Preferred Stock and 1,910,000 common stock purchase warrants issued in connection with the Series A Convertible Preferred Stock offering of DCFG were surrendered in exchange for an equivalent number of Series A Convertible Preferred shares and common stock purchase warrants of NIM containing identical terms.

Each share of Series A Convertible Preferred Stock is convertible, at any time at the option of the holder, into one share of common stock of the Company ("Common Stock"). The Series A Convertible Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of common stock. Holders of the Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.06 per share of Preferred Stock paid on a semi-annually. Such dividends may be paid, at the election of the Company, either (i) in cash,
(ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue shares of common stock in connection with the dividend on the Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 98% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the Investors piggyback registration rights.

In addition to any voting rights provided by law, holders of the Series A Convertible Preferred Stock will have the right to vote together with holders of Common Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of Series A Convertible Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the Series A Convertible Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of Series A Convertible Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A Convertible Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The shares of Series A Convertible Preferred Stock were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Series B Cumulative Convertible Preferred Stock Private Placement
-----------------------------------------------------------------

On October 18, 2005, 23 accredited investors (the "Investors") purchased an aggregate of 2,965,000 shares of Series B Cumulative Convertible Preferred Stock (the "Preferred Stock") at $1.00 per share for an aggregate purchase price of $2,965,000. On November 11, 2005, 12 Investors purchased an aggregate of 850,000 shares of Preferred Stock at $1.00 per share for an aggregate purchase price of $850,000.

Each share of Preferred Stock is convertible, at any time at the option of the holder, into two shares of common stock of the Company ("Common Stock"). The Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding Preferred Stock or
(ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of common stock. Holders of the Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.12 per share of Preferred Stock paid on a semi-annually. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue shares of common stock in connection with the dividend on the Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 98% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the Investors piggyback registration rights.

In addition to any voting rights provided by law, holders of the Preferred Stock will have the right to vote together with holders of Common Stock and the Series A Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A Convertible Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The shares of Preferred Stock were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Series C Cumulative Convertible Preferred Stock Private Placement
-----------------------------------------------------------------

On November 11, 2005, three accredited investors (the "C Investors") purchased an aggregate of 833,334 shares of Series C Cumulative Convertible Preferred Stock (the "C Preferred Stock") at $6.00 per share for an aggregate purchase price of $5,300,004.

Each share of C Preferred Stock is convertible, at any time at the option of the holder, into 12 shares of Common Stock. The C Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding C Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of common stock. Holders of the C Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.72 per share of C Preferred Stock paid on a semi-annually. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or
(iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue shares of common stock in connection with the dividend on the C Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by the Dividend VWAP; provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the C Investors piggyback registration rights and has agreed to file a registration statement registering the shares of common stock issuable upon conversion of the C Preferred Stock within 60 days of closing and have such registration statement declared effective within 120 days of filing.

In addition to any voting rights provided by law, holders of the C Preferred Stock will have the right to vote together with holders of Common Stock and the Series A and B Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of C Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the C Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of C Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A Convertible Preferred Stock and the Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The Investors and C Investors have contractually agreed to restrict their ability to convert the preferred stock and receive shares of Common Stock such that the number of shares of Common Stock held by them and their affiliates after such conversion or exercise does not exceed 4.99% of the Company's then issued and outstanding shares of Common Stock.

The shares of C Preferred Stock were offered and sold to the C Investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the C Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Note 10--Stock Based Compensation

The Company accounts for its stock option awards under SFAS No. 123. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for: risk free interest rates of 4.25%, volatility factor of the expected market price of the Company's stock of 25% and expected lives of either five or seven years. The Company recognized stock-based compensation expense for the year ended December 31, 2005 and the period from December 13, 2004 to December 31, 2004 of approximately $294,000 and $39,000, respectively.

The following table sets forth activity relating to the Company's stock options:

                                                                                  Weighted
                                                                                  Average
                                                                  Range of        Exercise
                                                     Options    Exercise Price     Price
                                                   ----------   --------------    --------
Outstanding at December 13, 2004
Granted                                               858,000    $.1667-$1.00        $0.24
Exercised                                                  --                           --
Cancelled                                                  --                           --
                                                   ----------
Outstanding, December 31, 2004                        858,000                        $0.24
Granted                                             2,725,588    $.1667-$2.00        $0.85
Exercised                                                  --                           --
Cancelled                                                  --                           --
                                                   ----------                     --------
Outstanding, December 31, 2005                      3,583,588                        $0.71
                                                   ==========                     ========

Options exercisable at December 31, 2005            2,339,571                        $0.60
                                                   ==========                     ========

The weighted average remaining life of these options is 5.1 years. The range of exercise is $.1667 to $2.00.

In addition to the above options, the Company has issued options and warrants in connection with financings. Total options and warrants outstanding at December 31, 2005 are 7,599,273. See Notes 7, 8 and 9.

Note 11--Income taxes

Income taxes (benefit) for the year ended December 31, 2005 and the period December 13, 2004 through December 31, 2004 is as follows.

                                                        2005             2004
                                                     ---------         ---------
CURRENT:
   Federal                                           $      --         $      --
   State and local
   TOTAL CURRENT

DEFERRED:
   Federal                                            (642,000)            9,000
   State and local                                    (114,000)
                                                     ---------         ---------
   TOTAL DEFERRED                                     (756,000)        $   9,000

Change in valuation allowance                          726,000
                                                     ---------         ---------
                                                    ($  30,000)        $   9,000
                                                     =========         =========

Provision for income taxes

The following table presents the principal reasons for the differences between the U.S. Federal statutory income tax rate and the effective tax rate for the year ended December 31, 2005 and the period December 13, 2004 through December 31, 2004:

                                                           2005           2004
                                                           ----           ----
U.S. federal income tax rate                              (34.0%)        (20.0%)

State income taxes, net of federal benefit                 (6.0)          (3.0)

Non deductibility of non cash interest                      9.0            --

NOL not recognized                                         22.0            --

Non deductibility of stock based compensation               4.0           12.0

Other                                                       4.0            --
                                                            ---           ----
                                                           (1.0%)        (11.0%)

The significant components of the Company's deferred tax assets and liabilities at December 31, 2005 are as follows:

  Deferred tax assets:

  NOLs                                                            $   726,000
                                                                  -----------
  Deferred tax liabilities:
    Basis differences arising from acquisitions                     2,573,000

    Basis difference arising from beneficial conversion
      feature on convertible note, in accordance with
      EITF No. 05-8                                                   104,000
                                                                  -----------
  Deferred tax liabilities                                          2,677,000
                                                                  -----------
  Valuation allowance                                                (726,000)
                                                                  -----------
  Total deferred tax liability                                    $ 2,677,000
                                                                  ===========

At December 31, 2005, the Company had approximately $2,500,000 of net operating loss carryforwards ("NOL") which begin to expire in 2024.

Under Internal Revenue Code 382, the amounts and benefits from NOLs may be impaired or limited in certain circumstances. Events which cause limitations in the amount of the NOL that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The amount of such limitation, if any, has not been determined.

The Company has decided to fully reserve for its deferred tax asset, as it is more likely than not that the Company will not be able to utilize these deferred tax assets against future income, coupled with the possible limitations of the NOLs due to various changes in ownership over the past year.

Note 12--Acquisitions

PAS (effective December 31, 2004)

On December 13, 2004, DCFG purchased 100% of the common stock of PAS. However, the acquisition is being accounted for as a purchase as if it was effectively completed on December 31, 2004. The initial purchase price consists of $3,107,898 of cash paid at the closing and $365,635 due in 12 quarterly installments commencing March 1, 2005. An additional $182,817 is contingent upon certain future events, as described in the following paragraph.

The Company's strategy in purchasing PAS was to acquire a pension advisory and investment management organization with recurring revenue streams, and consolidate these businesses to take advantage of economies of scale, efficiencies, and cross-selling opportunities. PAS had demonstrated stable revenue growth and cash flow with low client attrition rates. The Company plans to enhance revenues in PAS through cross-selling within a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and products and higher client retention through improved service.

The sum of $182,817 ("Holdback Amount") had been retained by DCFG until the consummation by either DCFG or PAS of the purchase of a business in the field of pension administration and/or investment advisory services which has been identified directly through the efforts of the President of PAS and approved by DCFG, at which time the Holdback Amount shall be paid, together with interest accrued thereon. The Holdback Amount shall be payable in cash and shall bear simple interest commencing on December 13, 2004 ("Closing Date") at the rate of seven percent (7%) per annum. If the purchase is not consummated within twenty-four (24) months of the Closing Date, the Holdback Amount shall immediately terminate, with all of the rights thereto automatically assigned to DCFG. The Holdback Amount was released in August 2005 in connection with the SHRA Group acquisition and was accounted for as an addition to goodwill.

As part of the consideration received for the sale of PAS to DCFG, the President of PAS and another officer were awarded one year employment agreements (which expired in December 2005), and agreed to be bound by three year non-compete agreements.

The acquisition of PAS is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

The total initial purchase price for the acquisition of PAS of $3,501,033 (including $27,500 of acquisition costs) is being allocated as follows:

  Assets acquired:
       Cash                                                       $     81,509
       Accounts receivable                                             116,370
       Prepaid expenses and other current                                4,360
       assets
       Property and equipment                                           50,000
       Customer lists/relationships                                  3,100,000
       Goodwill                                                      1,374,486
       Covenant not to compete                                         200,000
       Employment agreements                                            50,000
                                                                  ------------
         Total                                                       4,976,725

  Liabilities assumed:
       Accounts payable                                                 10,917
       Accrued expenses and other current                              100,636
       liabilities
       Deferred tax liability                                        1,364,139
                                                                  ------------
         Total                                                       1,475,692

       Net purchase price                                         $  3,501,033
                                                                  ============

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 2). The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

In connection with the PAS acquisition, the Company issued options to purchase 75,000 shares of common stock at an exercise price of $1.00 per share to the shareholders of PAS.

Including the Holdback Amount, $233,340 of contingent consideration was paid in 2005 to the former owners of PAS. This additional payment amount was recorded as goodwill.

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

The total initial purchase price for the acquisition of the SHRA Group of $3,616,884 (including $116,884 of acquisition costs) is being allocated as follows:

Assets acquired:

     Property and equipment                    $  150,000
     Customer lists/relationships               3,166,884
     Goodwill                                   2,496,754
     Covenant not to compete                      200,000
     Employment agreements                        100,000
                                               ----------
                                                6,113,638

Liabilities assumed:
     Deferred tax liability                     1,246,754
     Deferred income                            1,250,000
                                               ----------

Net purchase price                             $3,616,884
                                               ==========

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

In connection with the SHRA Group acquisition, the Company became obligated to make an aggregate annual payment of $100,000 under a one-year employment agreement with the president of Rosen. The Company also issued options to purchase 6,500 shares of common stock at an exercise price of $1.50 per share to the employees of the SHRA Group.

ABR

On November 30, 2005, we entered into and consummated an asset purchase agreement with ABR. The purchase price for ABR was $8,000,000 of cash and $1 million of common stock (671,141 shares) paid at the closing and the assumption of up to $3,660,000 of certain liabilities in excess of certain assets.

The Company's strategy in purchasing ABR was to acquire a national pension retirement planning, pension plan design and administration company with recurring revenue streams, and consolidate these businesses to take advantage of economies of scale, efficiencies, and cross-selling opportunities. ABR had demonstrated stable revenue growth and cash flow with low client attrition rates. The Company plans to enhance revenues in ABR through cross-selling within a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and products and higher client retention through improved service.

As part of the consideration received for the sale of ABR to us, the Chairman of the Board of ABR was awarded a one year employment agreement, and agreed to be bound by non-compete and non-solicit agreements.

In November 2005 we granted Duncan Capital Group LLC and DCI Master LDC ("Optionees") a five-year option to purchase up to 250,000 shares of common stock in the Company at an exercise price of $1.00 per share, in consideration for Optionee's agreeing, in connection with our acquisition of ABR, to enter into a put agreement with ABR and IBF Fund Liquidating LLC whereby Optionees may become obligated, between the second and third anniversaries of the closing of the acquisition, to repurchase, for up to $1 million, the shares delivered to ABR as a portion of the purchase price of ABR.

The acquisition of ABR is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

The total initial purchase price for the acquisition of ABR of $10,050,000 (including $600,000 of acquisition costs) is being allocated as follows:

Assets acquired:

     Cash and cash equivalents                $    284,884
     Accounts receivable, net                    2,371,010
     Prepaid and other current assets              103,094
     Due from seller                               150,000
     Property and equipment                        500,000
     Customer lists/relationships                8,115,000
     Covenants not to compete                    2,826,000
     Goodwill                                    5,634,472
     Other                                         253,723
                                              ------------
                                                20,238,183

Liabilities assumed:
     Accounts payable and accrued
     expenses                                    5,263,777
     Unearned revenue                              607,606
     Line of credit                                953,000
     Notes and loans payable                     3,363,800
                                              ------------
                                                10,188,183
                                              ------------

Net purchase price                            $ 10,050,000
                                              ============

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes.

Note 13--Goodwill and other intangible assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

  Balance as of December 13, 2004             $        --
  Goodwill acquired during the period           1,374,486
                                              -----------
  Balance as of December 31, 2004               1,374,486
  Goodwill acquired during the year             8,131,226
  Contingent consideration payments               312,562
                                              -----------
  Balance as of December 31, 2005             $ 9,818,274
                                              ===========

Other intangible assets

Other intangible assets recognized in connection with the Company's PAS, SHRA Group and ABR acquisitions include the following:

                                                                                    Estimated
                                        Cost        Amortization          Net         Lives
                                    -----------     ------------    ------------    ----------
Customer lists / relationships      $14,381,884       $397,552      $13,984,332     5-15 years
Covenants not to compete              3,226,000        169,768        3,056,232     2-4 years
Employment agreements                   150,000         91,667           58,333       1 year
                                    -----------       --------      -----------
                                    $17,757,884       $658,987      $17,098,897
                                    ===========       ========      ===========

The Company defines book of business as the acquired firm's existing client relationships that provide a significant source of income through recurring revenue over the course of the economic life of the relationships.

These other intangible assets will be amortized by use of the straight-line method over the estimated lives of the assets. During the year ended December 31, 2005, amortization expense related to customer lists/relationships and other intangible assets was approximately $659,000. We periodically evaluate the recoverability of intangible assets, taking into account events or circumstances that may warrant a revision to estimated useful lives or impairment conditions.

Estimated amortization expense for future years will change primarily as the Company continues to acquire firms.

Impairment of goodwill and intangible assets:

The Company evaluates its amortizing (long-lived assets) intangible assets for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets", respectively.

In connection with its evaluation, management proactively looks for indicators of impairment. Indicators include, but are not limited to, sustained operating losses or a trend of poor operating performance and significant customer or revenue loss. If one or more indicators of impairment exist among any of the Company's firms, the Company performs an evaluation to identify potential impairments. If impairment were to be identified, the Company would measure and record the amount of impairment loss. To date, no impairment of goodwill and intangible assets has been identified nor has any impairment loss been recorded.

Both the process to look for indicators of impairment and the method to compute the amount of impairment incorporate quantitative data and qualitative criteria including new information that can dramatically change the decision about the valuation of an intangible asset in a very short period of time. The timing and amount of impairment losses reported in earnings could vary if management's conclusions were different.

Note 14--Subsequent event

Acquisition

On January 4, 2006, National Investment Managers Inc. and its wholly-owned subsidiary, VFE Merger Corp. ("Merger Company"), a Pennsylvania corporation, entered into an Agreement and Plan of Merger (the "Agreement") with Valley Forge Enterprises, Ltd., a Pennsylvania corporation ("Valley Forge"), Jack C. Holland ("Holland") and Steven R. Eyer ("Eyer"). Holland and Eyer collectively own 100% of the issued and outstanding capital stock of Valley Forge and are hereinafter sometimes referred to as the "Valley Forge Shareholders". Concurrent with the execution of the Agreement, Valley Forge merged into Merger Company resulting in the separate existence of Valley Forge ceasing and all rights, liabilities and assets being transferred to Merger Company (the "Merger") and the name of Merger Company being changed to "Valley Forge Enterprises, Ltd." In consideration for the Valley Forge Shareholders entering into the Merger, the Company issued an aggregate of 4,150,000 shares valued at $.83 per share of common stock of the Company to the Valley Forge Shareholders and made an aggregate payment in the amount of $3,155,500 to the Valley Forge Shareholders, for total consideration of $6,600,000.

The Company's strategy in purchasing Valley Forge was to acquire a pension advisory, investment management and general insurance agency organization with recurring revenue streams, and consolidate these businesses to take advantage of economies of scale, efficiencies, and cross-selling opportunities. Valley Forge had demonstrated stable revenue growth and cash flow with low client attrition rates. The Company plans to enhance revenues in Valley Forge through cross-selling within a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and products and higher client retention through improved service.

As part of the consideration received for the sale of Valley Forge to us, Holland and Eyer were each awarded a one year employment agreement, and agreed to be bound by three year non-compete and non-solicit agreements.

The acquisition of Valley Forge will be accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

The total  purchase  price for the  acquisition  of Valley  Forge of  $9,532,000
(including $232,000 of estimated acquisition costs) is being allocated on a preliminary basis as follows:

Assets acquired:

     Property and equipment                $  100,000
     Customer lists/relationships           6,132,000
     Covenant not to compete                  400,000
     Employment agreements                    200,000
     Goodwill                               2,700,000
                                           ----------
                                            9,532,000

Liabilities assumed:
     Deferred tax liability                 2,700,000
                                           ----------

Net purchase price                         $6,832,000
                                           ==========

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes. The total initial purchase price will be adjusted for actual acquisition and closing costs (which have not been determined but are not expected by the Company to be material). Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

In connection with the Valley Forge acquisition, the Company became obligated to make an aggregate annual payment of $75,000 under a one-year employment agreement with each of Holland and Eyer. The Company also became obligated to issue options to purchase 50,000 shares of common stock at an exercise price of $1.00 per share and 50,000 shares of common stock at an exercise price of $.83 per share to Holland, 50,000 shares of common stock at an exercise price of $1.00 per share to Eyer and 21,500 shares of common stock at an exercise price of $1.00 per share to the employees of Valley Forge.