Form 10QSB
period 2006-03-31
National Investment Managers Inc.
filed 2006-05-12
CIK 770461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to ________

           Commission file number          000-51252
                                           ----------
                        NATIONAL INVESTMENT MANAGERS INC.
             (Exact name of registrant as specified in its charter)

                   Florida                           59-2091510
                   -------                           ----------
       (State or other jurisdiction of            (I.R.S.Employer
        incorporation or organization)           identification No.)

              830 Third Ave., 14th Floor, New York, New York 10022
               ---------------------------------------------------
                    (Address of principal executive offices)

                                 (212) 355-5174
                                 --------------
              (Registrant's telephone number, including area code)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 Yes |X| No |_|


Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)
                                 Yes |_| No |X|

As of May 14, 2006, 19,642,110 shares of $.001 par value common stock of the registrant were outstanding.

               NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES
               --------------------------------------------------

                                      INDEX
                                      -----

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements                                           Page No.
                                                                       --------

Condensed Consolidated Balance Sheets - March 31, 2006 (unaudited)
and December 31, 2005 (audited)                                               3
Condensed Consolidated Statements of Operations - Three Months ended
March 31, 2006 and 2005 (unaudited)                                           4
Condensed Consolidated Statements of Cash Flows - Three Months ended
March 31, 2006 and 2005 (unaudited)                                         5,6
Notes to Condensed Consolidated Financial Statements                       7-18

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 18-24

Item 3. Quantitative and Qualitative Disclosures about Market Risks       24,25

Item 4. Controls and Procedures                                              25



PART II.  OTHER INFORMATION
---------------------------

Item 1.     Legal Proceedings                                                25

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds   25,26

Item 3.     Defaults upon Senior Securities                                  26

Item 4.     Submission of Matters to a Vote of Security Holders              26

Item 5.     Other Information                                                26

Item 6.     Exhibits and Reports on Form 8-K                                 26

SIGNATURES                                                                   28

               NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                                     MARCH 31, 2006         DECEMBER 31, 2005


                                                                                       (UNAUDITED)              (AUDITED)
CURRENT ASSETS:
  Cash                                                                             $      2,202,510         $      5,964,192
  Accounts receivable, net                                                                2,005,671                1,678,797
  Non-trade receivable                                                                      123,592                  150,000
  Prepaid financing costs                                                                    95,195                  142,375
  Prepaid directors and officers liability insurance                                        104,462                   12,222
  Prepaid expenses and other current assets                                                 263,616                  272,326
                                                                                   -----------------------------------------
      Total current assets                                                                4,795,046                8,219,912
                                                                                   -----------------------------------------
PROPERTY AND EQUIPMENT, net                                                                 809,746                  701,433
                                                                                   -----------------------------------------
OTHER ASSETS
Goodwill                                                                                 13,620,674                9,818,274
Customer lists/relationships                                                             16,715,467               13,984,332
Other intangibles                                                                         3,202,194                3,114,565
Deferred financing costs                                                                    311,208                  301,996
                                                                                   -----------------------------------------
                                                                                         33,849,543               27,219,167
                                                                                   -----------------------------------------
                                                                                   $     39,454,335         $     36,140,512
                                                                                   =========================================


CURRENT LIABILITIES:

  Long-term debt, current portion                                                  $      4,201,288         $      4,965,019
  Accounts payable                                                                          732,335                  623,124
  Unearned revenues                                                                       3,559,958                2,309,084
  Accrued expenses and other current liabilities                                          2,844,346                2,336,244
                                                                                   -----------------------------------------
      Total current liabilities                                                          11,337,927               10,233,471
                                                                                   -----------------------------------------
LONG-TERM LIABILITIES:
  Long-term debt, less current portion                                                    9,200,934                9,731,448
  Preferred dividends payable                                                               743,851                  413,101
  Derivative financial instruments                                                        1,296,422                1,296,422
  Deferred tax liability                                                                  4,376,788                2,676,788
                                                                                   -----------------------------------------
      Total long-term liabilities                                                        15,617,995               14,117,759
                                                                                   -----------------------------------------
                Total liabilities                                                        26,955,922               24,351,230
                                                                                   -----------------------------------------
COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value, 10,000,000 shares authorized;
   4,000,000 designated as Series A shares of which 3,820,000 shares issued and outstanding (liquidation preference
   $3,820,000), 4,000,000 designated as Series B shares of
   which 3,815,000 shares issued and outstanding respectively,
   (liquidation preference $7,630,000) and 1,000,000 shares designated as
   Series C shares of which 883,334 shares  issued and outstanding
   respectively,  (liquidation preference $10,600,008)                                        8,518                    8,518

  Common Stock, $.001 par value 100,000,000,  shares authorized, 19,642,110                  19,642                   15,452
 and 15,452,110 shares issued and outstanding, respectively
  Additional paid-in capital                                                             18,959,095               15,058,742
  Accumulated deficit                                                                   (6,488,842)              (3,293,430)
                                                                                   -----------------------------------------
      Total stockholders' equity                                                         12,498,413               11,789,282
                                                                                   -----------------------------------------
                                                                                   $     39,454,335         $     36,140,512
                                                                                   =========================================

     See accompanying notes to condensed consolidated financial statements

               NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                               THREE MONTHS ENDED          THREE MONTHS ENDED
                                                                MARCH 31, 2006               MARCH 31, 2005
REVENUES:                                                         $  4,634,307               $    555,664
                                                            ------------------------     ------------------------
OPERATING EXPENSES

     Selling                                                            80,950                     73,333
     General and administrative                                      5,517,992                    544,078
     Depreciation and amortization                                     835,902                     87,539
     Stock-based compensation                                          453,376                      2,953
                                                            ------------------------     ------------------------
                                                                     6,888,220                    707,903
                                                            ------------------------     ------------------------
OPERATING LOSS                                                      (2,253,913)                  (152,239)
                                                            ------------------------     ------------------------

OTHER INCOME (EXPENSE):
     Reverse acquisition costs                                              --                   (215,000)
     Gain on disposal of subsidiary                                    166,568                         --
     Interest expense                                                 (788,274)                   (37,519)
     Interest, dividend and sub-rental income                           10,957                      3,081
                                                            ------------------------     ------------------------
                                                                      (610,749)                  (249,438)
                                                            ------------------------     ------------------------
LOSS BEFORE DEFERRED INCOME TAX BENEFIT                             (2,864,662)                  (401,677)

DEFERRED INCOME TAX BENEFIT                                                 --                     21,973
                                                            ------------------------     ------------------------
NET LOSS                                                            (2,864,662)                  (379,704)

PREFERRED DIVIDENDS                                                   (330,750)                   (68,603)
                                                            ------------------------     ------------------------
NET LOSS AVAILABLE TO COMMON SHAREHOLDERS                         $ (3,195,412)              $   (448,307)
                                                            ========================     ========================
BASIC AND DILUTED LOSS PER COMMON SHARE                           $      (0.15)              $      (0.03)
                                                            ========================     ========================
WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING                19,504,000                 12,396,000
                                                            ========================     ========================

      See accompanying notes to condensed consolidated financial statements

               NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                THREE MONTHS      THREE MONTHS
                                                                               ENDED MARCH 31,   ENDED MARCH 31,
                                                                                    2006              2005
                                                                               --------------    -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                                          $(2,864,662)   $  (379,704)
Adjustments to reconcile net loss to net
          cash used in operating activities:
                  Depreciation and amortization                                       835,902        109,653
                  Noncash interest                                                    453,472         15,000
                  Stock-based compensation                                            453,376          2,953
                  Gain on sale of MLK Group                                          (166,568)            --

                  Stock issued for services                                                --         25,000

                  Deferred income tax benefit                                              --        (21,973)
Increase (decrease) in cash attributable to changes
          in operating assets and liabilities:
                  Accounts receivable, net                                           (326,874)       (41,389)

                  Accrued interest receivable                                              --         (2,778)
                  Prepaid expenses and other current assets                           (79,197)      (146,041)
                  Accounts payable                                                    144,378          8,243

                  Unearned revenues                                                 1,250,874             --
                  Accrued expenses and other current liabilities                      256,132        (43,493)

                  Accrued interest payable                                                 --          6,070
                                                                               --------------    -------------
NET CASH USED IN OPERATING ACTIVITIES                                                 (43,167)      (468,459)
                                                                               --------------    -------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                                   (61,147)        (8,358)

Acquisition of PAS                                                                         --        (27,500)

Acquisition of Valley Forge                                                        (3,387,500)            --

Acquisition of ABR                                                                    (10,000)            --

Proceeds from sale of MLK Group                                                       900,000             --

Decrease in receivable from ABR trustee                                                26,408             --

Cash acquired (reverse merger transaction)                                                 --         10,618

Increase in restricted cash (for acquisition purposes)                                     --     (2,500,000)
                                                                               --------------    -------------
NET CASH USED IN INVESTING ACTIVITIES                                              (2,532,239)    (2,525,240)
                                                                               --------------    -------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible notes                                                            --      3,000,000

Proceeds from short-term debt                                                              --        460,000


Payments on short-term debt and notes                                              (1,192,943)       (23,831)
Proceeds (costs) from common and preferred                                              6,667        (58,242)
          stock sales, net

Payment of deferred financing costs                                                        --       (179,000)

                                                                               --------------    -------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES                                (1,186,276)     3,198,927
                                                                               --------------    -------------
Increase (decrease) in cash                                                        (3,761,682)       205,228

Cash, beginning of period                                                           5,964,192         89,779
                                                                               --------------    -------------
Cash, end of period                                                               $ 2,202,510    $   295,007
                                                                               ==============    =============
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Interest paid                                                                     $   313,844    $    16,449
                                                                               ==============    =============
SUPPLEMENTAL DISCLOSURES OF NONCASH INVESTING AND
FINANCING ACTIVITIES:

Accrued preferred dividends                                                       $   330,750    $    68,603
                                                                               ==============    =============


Non-cash component of proceeds from sale of MLK Group                             $   290,000    $        --
                                                                               ==============    =============

Conversion of debt and accrued interest into

          common stock                                                            $        --    $   221,109
                                                                               ==============    =============
Warrants and embedded conversion feature associated with

          debt financing                                                          $        --    $ 1,200,000
                                                                               ==============    =============

In conjunction with the Company's acquisition of Valley Forge, common stock was issued and liabilities were assumed as follows:



Fair value of assets acquired                                                     $ 8,532,000
Cash paid                                                                          (3,387,500)
Common stock issued                                                                (3,444,500)
                                                                                 --------------
Liabilities assumed                                                               $ 1,700,000
                                                                                 ==============

     See accompanying notes to condensed consolidated financial statements

               NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1. Unaudited Statements

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in the National Investment Managers Inc. ("NIVM" or the "Company") Form 10-KSB.


The operating results for the three months ended March 31, 2006 are not necessarily indicative of the results to be expected for the December 31, 2006 year end.


The condensed consolidated balance sheet as of December 31, 2005, as presented herein was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

Note 2. Background, Basis of Presentation and Reverse Acquisition Transaction

National Investment Managers Inc. ("NIM" or the "Company") is in the principal business of acquiring and managing operating entities that offer third party administration primarily of retirement plans, financial and investment advisory services and insurance products to small and medium sized businesses in the United States and to high-net worth individuals. As of March 31, 2006, the Company owned 16 operating units in eight states.

On February 18, 2005, Fast Eddie Racing Stables, Inc. ("FEST"), a public "Shell Company", entered into an Agreement and Plan of Reorganization (the "Acquisition") with Duncan Capital Financial Group, Inc. ("DCFG"). On March 9, 2005, FEST completed the acquisition of DCFG. On March 15, 2005, FEST changed its name to National Investment Managers Inc. The Acquisition was effected through the exchange of 12,040,000 shares of common stock of FEST for 12,040,000 shares of common stock of DCFG and DCFG effectively became a wholly-owned subsidiary of FEST. Under the terms of the Agreement, the former shareholders of DCFG held approximately 94% of the outstanding common shares of FEST immediately after the effective time of the merger. In addition, each outstanding option and warrant to purchase DCFG common stock was converted into an option or warrant to purchase the number of shares of FEST common stock equal to the number of DCFG common shares underlying the option or warrant immediately prior to the closing of the transaction. Subsequent to the Acquisition, 3,820,000 shares of Series A Preferred stock of DCFG was surrendered in exchange for an equivalent number of preferred shares of NIM containing identical terms. As the former shareholders of DCFG control FEST after the transaction, the merger was accounted for as a reverse acquisition. This transaction is considered to be a capital transaction in substance, rather than a business combination. This transaction results in the owners of DCFG (the "accounting acquirer") having actual or effective operating control of the Company after the transaction, with the shareholders of FEST (the "legal acquirer") continuing only as passive investors. No goodwill was recognized since FEST was a "Shell Company."

On December 13, 2004, DCFG, a recently incorporated company with no operations, acquired 100% of the capital stock of its wholly-owned subsidiaries, Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein, Inc., (collectively, the "PAS Group").

On August 2, 2005, NIM acquired 100% of the capital stock of its wholly-owned subsidiaries, Stephen H. Rosen & Associates, Inc. ("Rosen"), and Haddon Strategic Alliance, Inc. ("Haddon") (collectively, the "SHRA Group").

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

On January 4, 2006 (effective January 1, 2006), NIM and its wholly-owned subsidiary, VFE Merger Corp. ("Merger Company"), a Pennsylvania corporation, entered into an Agreement and Plan of Merger (the "Agreement") with Valley Forge Enterprises, Ltd., a Pennsylvania corporation ("Valley Forge") and the Valley Forge shareholders. Concurrent with the execution of the Agreement, Valley Forge merged into Merger Company resulting in the separate existence of Valley Forge ceasing and all rights, liabilities and assets being transferred to Merger Company (the "Merger") and the name of Merger Company being changed to "Valley Forge Enterprises, Ltd."

On March 24, 2006, NIM and its wholly-owned subsidiaries, ABR Advisors, Inc. ("Advisors") and Benefit Management, Inc. ("BMI"), entered into an Asset Purchase Agreement (the "Agreement") with M. Lane Kerns ("M. Kerns"), Billie Kerns ("B. Kerns") and Kerns Asset Management, LLC ("KAM") (collectively, M. Kerns, B. Kerns and KAM are referred to as the "Buyers"). Pursuant to the Agreement, the Company sold and, the Buyers purchased, (i) 100% of issued and outstanding shares of MLK Capital Management, Inc., a wholly-owned subsidiary of Advisors, and (ii) certain assets, client relationships and liabilities of BMI related to the third party administrator business ("MLK Group"). The purchase price paid by the buyers included $900,000 in cash and the assumption of various liabilities by KAM. The closing of this sale occurred on March 24, 2006.

In order to pursue our strategy of purchasing small to medium-sized pension advisory, investment management and insurance organizations, we will need to seek additional equity or debt financing in the near future.

All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3. Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amounts of revenues and expenses during the reporting periods. Actual amounts could differ from those estimates.

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

Note 6. Goodwill

Goodwill, recognized in connection with the PAS Group, the SHRA Group, the ABR Group, and Valley Forge acquisitions, will not be amortized; rather goodwill will be subject to at least an annual assessment for impairment applying a fair-value based test.

Note 7. Other Intangible Assets

Other intangible assets recognized in connection with the PAS Group acquisition include the following:

                                                                       Estimated
                              Cost         Amortization        Net       Life
Customer lists /
Relationships             $3,100,000        $258,333       $2,841,667   15 years
Covenants not to
compete                      200,000          83,333          116,667   3 years
Employment
agreements                    50,000          50,000                -   1 year

Other intangible assets recognized in connection with the Rosen acquisition include the following:

                                                                       Estimated
                              Cost         Amortization        Net       Life
Customer lists /
Relationships             $2,666,884        $118,528       $2,548,356   15 years
Covenants not to
compete                      200,000          66,667          133,333   2 years
Employment
agreements                   100,000          66,667           33,333   1 year

Other intangible assets recognized in connection with the Haddon acquisition include the following:

                                                                       Estimated
                              Cost        Amortization         Net        Life
Customer lists /
Relationships                $500,000         $66,667         $433,333  5 years


Other intangible assets recognized in connection with the ABR acquisition include the following:

                                                                       Estimated
                              Cost        Amortization         Net        Life
Customer lists /
Relationships             $7,574,000(a)     $300,555       $7,273,445    9 years
Covenants not to
compete                    2,637,600(a)      245,739        2,391,861    2 years

(a) Net of amounts sold during March 2006




Other intangible assets recognized in connection with the Valley Forge acquisition include the following:


                                                                       Estimated
                              Cost        Amortization         Net        Life
Customer lists /
relationships             $3,680,000        $61,333        $3,618,667   15 years
Covenants not to
compete                      384,000         32,000           352,000   3 years
Employment
agreements                   200,000         25,000           175,000   2 years


These other intangible assets will be amortized by use of the straight-line method over the estimated lives of the assets. During the three month periods ended March 31, 2006 and 2005, amortization expense related to customer lists/relationships and other intangible assets acquired in connection with the PAS Group, SHRA Group, ABR Group, and Valley Forge acquisitions were approximately $716,000 and $81,000, respectively. We will periodically evaluate the recoverability of intangible assets, taking into account events or circumstances that may warrant a revision to estimated useful lives or impairment conditions.

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

As a result of the Company's allocations above, $350,000 of the principal amount of the Note was allocated to the Five Year Warrant and embedded conversion option. This amount will be amortized as additional (non-cash) interest expense with a corresponding increase to the Note over the life of the Note until such
Note is repaid or converted to common stock. During the three months ended March 31, 2006 and 2005, the Company amortized approximately $30,000 and $0, respectively, of non-cash interest expense related to this Note.


Insurance Premium Financing -

In February 2006, we entered into an agreement to finance a $110,000 annual premium for directors' and officers' liability insurance with an unrelated third party. The notes are payable monthly, with a payment stream of $20,563 in March 2006 and payments of $10,283 from April through December 2006.

Note 9. Note Payables - Laurus Master Fund, Ltd.

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

Pursuant to Paragraph 14 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Warrant and option issued in connection with the convertible notes payable meet the requirements of and are accounted for as a liability since the option and warrant contain registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration. The embedded conversion option is also accounted for as a liability since the convertible notes payable are not considered "conventional convertible debt" under EITF 00-19 because of the anti-dilutive conversion price reset provision. The initial value of the option, warrant and embedded conversion option (collectively, "derivative financial instruments") was treated as a discount to the convertible notes payable and recorded as a liability. The Company calculated the initial value of the derivative financial instruments on the closing date of the transaction as being $1,172,688 as determined using a Black-Scholes option pricing model with the following assumptions: expected term - 3-8 years, volatility - 25%, risk free rate - 4%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise or conversion of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The derivative financial instruments have a value of $1,296,422 at March 31, 2006.

The carrying value of the Note was initially recorded at $1,827,312. This amount will be amortized as additional (non-cash) interest expense with a corresponding increase to the Note over the life of the Note until such Note is repaid or converted to common stock. During the three months ended March 31, 2006, the Company amortized approximately $130,000 of non-cash interest expense related to this Note.

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

Of the $9,200,000 principal amount of the Term Note and November 2005 Shares, the Company has allocated $554,217 as the estimated value of the November 2005 Shares issued with the Term Note. This amount is being amortized as additional interest expense with a corresponding increase to notes payable over the life of the Term Note using the effective interest method until the Term Note is repaid. At March 31, 2006, approximately $44,792 has been amortized and the remaining balance of approximately $509,425 at March 31, 2006 is reflected as a reduction of notes payable.


Note 10 - Stockholders' equity

During the three months ended March 31, 2006, stockholders' equity was increased as a result of (i) the issuance of 4,150,000 shares of common stock in consideration for $3,444,500 in connection with the acquisition of Valley Forge,
(ii) stock-based compensation of $453,000, and (iii) the issuance of 40,000 shares at a price of $.1667 in connection with an option being exercised by a director.

During the three months ended March 31, 2006, stockholders' equity was decreased as a result of preferred dividends of approximately $331,000.

Note 11. Fair Value of Financial Instruments

The fair value of the Company's assets and liabilities, which qualify as financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," approximate the carrying amounts presented in the condensed consolidated balance sheets.

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

Note 13. Revenue Recognition

The Company complies with the requirements of SEC SAB 101, Revenue Recognition, as amended by SAB 104. We generate revenue primarily from the following sources:


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

Note 16. Net Loss Per Share

The Company complies with the accounting and reporting requirements of SFAS No. 128, "Earnings Per Share". Basic net loss per share includes no dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period.

Unexercised stock options and warrants to purchase common stock and Notes convertible into common stock as of March 31, 2006 and 2005, are as follows:



                                   March 31, 2006             March 31, 2005

Options                                9,738,126                   718,700
Preferred Stock                       21,450,008                 4,090,638
Convertible notes                      3,533,940                 3,614,458
                                --------------------      ----------------------
                                      34,722,074                 8,423,796
                                ====================      ======================




The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share since their inclusion would be anti-dilutive.

Note 17. Acquisition of Valley Forge Enterprises, Ltd.

On January 4, 2006 (effective January 1, 2006), NIM and its wholly-owned subsidiary, VFE Merger Corp. ("Merger Company"), a Pennsylvania corporation, entered into an Agreement and Plan of Merger (the "Agreement") with Valley Forge Enterprises, Ltd., a Pennsylvania corporation ("Valley Forge"), Jack C. Holland ("Holland") and Steven R. Eyer ("Eyer"). Holland and Eyer collectively owned 100% of the issued and outstanding capital stock of Valley Forge and are hereinafter sometimes referred to as the "Valley Forge Shareholders". Concurrent with the execution of the Agreement, Valley Forge merged into Merger Company resulting in the separate existence of Valley Forge ceasing and all rights, liabilities and assets being transferred to Merger Company (the "Merger") and the name of Merger Company being changed to "Valley Forge Enterprises, Ltd." In consideration for the Valley Forge Shareholders entering into the Merger, the Company issued an aggregate of 4,150,000 shares valued at $.83 per share of common stock of the Company to the Valley Forge Shareholders and made an aggregate payment in the amount of $3,155,500 to the Valley Forge Shareholders, for total consideration of $6,600,000.

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

The total purchase price for the acquisition of Valley Forge of $8,532,000 (including $232,000 of acquisition costs) is being allocated on a preliminary basis as follows:

Assets acquired:

     Property and equipment                $  100,000
     Customer lists/relationships           3,680,000
     Covenant not to compete                  384,000
     Employment agreements                    200,000
     Goodwill                               4,168,000
                                           ----------
                                            8,532,000

Liabilities assumed:
     Deferred tax liability                 1,700,000
                                           ----------

Net purchase price                         $6,832,000
                                           ==========

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 7). The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

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



PROPERTIES

We currently lease approximately 5,738 square feet of office space in Horsham, Pennsylvania under a lease agreement which expired on April 30, 2006, with a one-year lease renewal option. We are currently leasing this space on a month to month basis.

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

Our subsidiaries acquired from ABR lease various properties in White Plains, New York (6,751 square feet), Marina del Rey, California (15,666 square feet), and Seattle, Washington (6,134 square feet). We pay $79,203 in aggregate rent per month for the aforementioned premises.

Stephen H. Rosen & Associates, Inc. leases 6,682 sq. ft. of office space in Haddonfield, New Jersey. Under the 10-year lease, which commenced Feb. 22, 2001, the annual rent was $113,594, paid in monthly installments of $9,466. Per the terms of the lease, each year the rent increases by 3%.

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



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THREE MONTH PERIOD ENDED MARCH 31, 2006 COMPARED TO MARCH 31, 2005

Results of operations for the three months ended March 31, 2006 compared to March 31, 2005 are as follows:
               NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                           FOR THE THREE MONTHS ENDED

                                                                                                       $ CHANGE
                                                               % OF                         % OF          2005
                                                MARCH 31,                MARCH 31,
                                                  2006       REVENUES       2005          REVENUES      TO 2006
REVENUES:                                     $4,634,307       100%       $555,664           100%      $4,078,643
                                              -----------  -----------   -----------    -----------   -----------

OPERATING EXPENSES

     Selling                                  80,950           1.7%      73,333             13.2%     7,617

     General and administrative               5,517,992      119.1%      544,078            97.9%     4,973,914

     Depreciation and amortization            835,902         18.0%      87,539             15.8%     748,363

     Stock based compensation                 453,376          9.8%      2,953               0.5%     450,423
                                              -----------  -----------   -----------    -----------   -----------


                                              6,888,220      148.6%      707,903           127.4%     6,180,317
                                              -----------  -----------   -----------    -----------   -----------


OPERATING  LOSS                               (2,253,913)    -48.6%      (152,239)         -27.4%     (2,101,674)
                                              -----------  -----------   -----------    -----------   -----------

OTHER INCOME (EXPENSE):

     Reverse acquisition costs                -             -            (215,000)         -38.7%     215,000

     Interest expense                         (788,274)      -17.0%      (37,519)           -6.8%     (750,755)

     Gain on disposal of subsidiary           166,568          3.6%      -             -              166,568
     Interest, dividend and sub-rental
     income                                   10,957           .02%      3,081               0.6%     7,876
                                              -----------  -----------   -----------    -----------   -----------

                                              (610,749)      -13.2%      (249,438)         -44.9%     (361,311)
                                              -----------  -----------   -----------    -----------   -----------

INCOME (LOSS) BEFORE DEFERRED INCOME TAX
BENEFIT                                       (2,864,662)    -61.7%      (401,677)         -72.3%     (2,462,985)


DEFERRED INCOME TAX BENEFIT                   -             -            21,973              4.0%     (21,973)
                                              -----------  -----------   -----------    -----------   -----------


NET LOSS                                      (2,864,662)    -61.7%      (379,704)         -68.3%     (2,484,958)
                                                            ========                   ===========    ============


PREFERRED DIVIDENDS                           (330,750)                  (68,603)
                                              -----------                -----------

NET LOSS AVAILABLE TO COMMON SHAREHOLDERS     $(3,195,412)               $(448,307)
                                              ===========                ==========


BASIC AND DILUTED LOSS PER COMMON SHARE       $(0.15)                    $(0.03)
                                              ===========                ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES
OUTSTANDING                                   19,504,000                 12,396,000
                                              ===========                ==========


Revenues for the three months ended March 31, 2006 increased $4,078,643 to $4,634,307 compared to the three months ended March 31, 2005 as shown on the table above. The increase in revenue and corresponding increases in operating expenses was due to business generated and costs incurred by firms that were acquired in 2005 and the first quarter of 2006, which are being consolidated for the first time.

Operating expenses increased $6,180,317 to $6,888,220 from the prior year's first quarter. As a percentage of sales, operating expenses increased to 148.6% in the 2006 quarter as compared to 127.40% in the same period last year.

Selling expenses increased $7,617 to $80,950 from the prior year's first quarter. As a percentage of sales, selling expenses decreased by 46.2% when compared to the three months ended March 31, 2005.

General and administrative expenses increased $4,973,914 to $5,517,992 from the prior year's first quarter. As a percentage of sales, general and administrative expenses increased to 119.1% in the quarter as compared to 97.9% in to the same period last year.

Depreciation and amortization increased $748,363 to $835,902 from the prior year's first quarter.

Stock based compensation increased $450,423 to $453,376 from the prior year's first quarter.


Other income (expense)

Net other expense increased $361,311 to $610,749 for the three months ended March 31, 2006 as compared to net other expense of $249,438 for the three months ended March 31, 2005. The change was mainly due to:

      o Interest expense of approximately $788,000 which was due to (i) $601,000 in both cash and non-cash interest on the secured convertible term note and the secured term loan from Laurus Master Fund, Ltd., (ii) $105,000 as a penalty for failing to have a registration effective by July 7, 2005, (iii) $16,000 paid to former owners of certain subsidiaries, and (iv) $42,000 on our senior secured notes.
      o Interest, dividend and sub-rental income of $10,759 including interest earned on our cash balances of $6,511 and sub-rental income of $4,248 from an unrelated third party.
      o These charges were offset by a gain on the sale of a subsidiary in the amount of approximately $166,000


LIQUIDITY AND CAPITAL RESOURCES

Our cash, working capital (deficit) and stockholders' equity position is disclosed below:

                           March 31, 2006               December 31, 2005
                           --------------               -----------------
Unrestricted Cash             $2,202,510                     $5,964,192
Working Capital (deficit)    ($6,542,881)                   ($2,013,559)
Stockholders' Equity         $12,498,413                    $11,789,282


The Company had cash as of March 31, 2006 of $2,202,510, a decrease of $3,761,682 from December 31, 2005.

The decrease in cash was due to:

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                        $  (2,864,662)
Adjustments to reconcile net loss to net
                 cash used in operating activities:
                       Depreciation and amortization                  835,902
                       Noncash interest                               453,472

                       Stock-based compensation                       453,376

                       Gain on sale of MLK Group                     (166,568)
Increase (decrease) in cash attributable to changes
                 in operating assets and liabilities
                       Accounts receivable, net                      (326,874)
                       Prepaid expenses and other
                       current assets                                 (79,197)

                       Accounts payable                               144,378

                       Unearned revenues                            1,250,874
                       Accrued expenses and other current
                       liabilities                                    256,132
                                                                ----------------
NET CASH USED IN OPERATING ACTIVITIES                                 (43,167)
                                                                ----------------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment                                   (61,147)
Acquisition of Valley Forge                                        (3,387,500)
Acquisition of ABR                                                    (10,000)
Proceeds from sale of MLK Group                                       900,000
Decrease in
receivable from
ABR Trustee                                                            26,408
                                                                ----------------
NET CASH USED IN INVESTING ACTIVITIES                              (2,532,239)
                                                                ----------------
CASH FLOWS FROM FINANCING ACTIVITIES:

Payments on short-term debt and notes                              (1,192,943)
Proceeds from common and preferred                                      6,667
                 Stock sales, net

                                                                ----------------
NET CASH USED IN FINANCING ACTIVITIES                              (1,186,276)
                                                                ----------------

Decrease in cash                                                   (3,761,682)

Cash, beginning of period                                           5,964,192
                                                                ----------------
Cash, end of period                                             $   2,202,510
                                                                ================

Net cash used in operating activities of $43,167 was primarily due to a net loss available to common shareholders, offset by non-cash items of $1,576,182, increases in receivables and prepaid expenses of $326,874 and $79,197 respectively, and an increase in accounts payable and accrued expenses of $144,378 and $256,132 respectively.

Net cash of $2,532,239 used in investing activities was primarily due to funds expended in the Valley Forge acquisition and the purchase of fixed assets, offset by proceeds received from the sale of the MLK Group.

Net cash of $1,186,276 used in financing activities was primarily due to the payments of debt which came due.

In order to pursue our strategy of purchasing small to medium-sized pension advisory, investment management and insurance organizations, we will need to seek additional equity or debt financing in the near future.



Future Contractual Obligations

The following table shows the Company's contractual obligations as of March 31, 2006:

                                                                  Payments due by period
                                                  -----------------------------------------------------
                                 Total            Less than 1 year       1-3 years        3 to 5 years
                          -----------------       ---------------    ---------------    ---------------
Operating Lease           $      3,385,616        $      906,567     $    2,154,194     $      324,855
Obligations
                          =================       ===============    ===============    ===============

Long-Term Debt            $     13,402,221        $    4,201,288     $    7,200,974     $    1,999,959
                          =================       ===============    ===============    ===============

Total Contractual
Cash Obligations          $     16,787,837        $    5,107,855     $    9,355,168     $    2,324,814
                          =================       ===============    ===============    ===============

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

Management's Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts for revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to allowances for doubtful accounts, as described above, income taxes, bad debts, and contingencies. We base our estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments approximately the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.


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

Special Note Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including, but not limited to, those set forth in our Form 10-K), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.




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

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


PART II. OTHER INFORMATION
--------------------------

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

As previously reported on our Form 8-K dated January 5, 2006, on January 4, 2006, NIM and its wholly-owned subsidiary, VFE Merger Corp. ("Merger Company"), a Pennsylvania corporation, entered into an Agreement and Plan of Merger (the "Agreement") with Valley Forge Enterprises, Ltd., a Pennsylvania corporation ("Valley Forge"), Jack C. Holland ("Holland") and Steven R. Eyer ("Eyer"). Holland and Eyer collectively own 100% of the issued and outstanding capital stock of Valley Forge and are hereinafter sometimes referred to as the "Valley Forge Shareholders". Concurrent with the execution of the Agreement, Valley Forge merged into Merger Company resulting in the separate existence of Valley Forge ceasing and all rights, liabilities and assets being transferred to Merger Company (the "Merger") and the name of Merger Company being changed to "Valley Forge Enterprises, Ltd.". In partial consideration for the Valley Forge Shareholders entering into the Merger, the Company issued an aggregate of 4,150,000 shares (the "Merger Shares") of common stock of the Company to the Valley Forge Shareholders. In addition, we issued 5-year options for an aggregate of 100,000 shares of our common stock to the two former stockholders of Valley Forge, based on an exercise price of $1.00 per share, and an additional 50,000 shares of our common stock to the one former stockholder of Valley Forge, based on an exercise price of $0.83 per share.

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

None.

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


                                NATIONAL INVESTMENT MANAGERS INC.
                                           Registrant




Date:  May 12, 2006             By    /s/ Steven Ross
-------------------             ----------------------------------
                                          STEVEN ROSS
                                          Chief Executive Officer and Director


Date:  May 12, 2006             By   /s/ Leonard Neuhaus
-------------------             ---------------------------------
                                          LEONARD NEUHAUS
                                          Chief Operating and Financial Officer