Form 10QSB
period 2006-06-30
National Investment Managers Inc.
filed 2006-08-14
CIK 770461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006 OR

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

             420 Lexington Ave., Suite 2420 New York, New York 10170
                    (Address of principal executive offices)

                                 (212) 389-7832
              (Registrant's telephone number, including area code)

              830 Third Ave., 14th Floor, New York, New York 10022
                 (Former address of principal executive offices)

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

                                 Yes |_| No |X|

As of August 14, 2006, 20,711,837 shares of $.001 par value common stock of the registrant were outstanding.

               NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - June 30, 2006 (unaudited)
  and December 31, 2005 (audited)                                          3-4
Condensed Consolidated Statements of Operations - Six Months ended
  June 30, 2006 and 2005 (unaudited)                                         5
Condensed Consolidated Statements of Operations - Three Months ended
  June 30, 2006 and 2005 (unaudited)                                         6
Condensed Consolidated Statements of Cash Flows - Six Months ended
  June 30, 2006 and 2005 (unaudited)                                       7-8
Notes to Condensed Consolidated Financial Statements                      9-18

Item 2. Management's Discussion and Analysis of Financial Condition
  and Results of Operations                                              19-25

Item 3. Quantitative and Qualitative Disclosures about Market Risks         26

Item 4. Controls and Procedures                                             27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                   27

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds     27-29

Item 3. Defaults upon Senior Securities                                     29

Item 4.  Submission of Matters to a Vote of Security Holders                29

Item 5. Other Information                                                   29

Item 6. Exhibits                                                            29

SIGNATURES                                                                  30

Item 1. Financial Statements

               National Investment Managers Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets

                                                          June 30,     December 31,
                                                           2006            2005
                                                        (Unaudited)     (Audited)
                                                       -------------   ------------
CURRENT ASSETS:
  Cash                                                  $   892,293     $ 5,964,192
  Accounts receivable, net                                1,871,475       1,678,797
  Non-trade receivable                                           --         150,000
  Prepaid financing costs                                   230,039         142,375
  Prepaid directors and officers liability insurance         73,937          12,222
  Prepaid expenses and other current assets                 338,266         272,326
                                                        -----------     -----------
    Total current assets                                  3,406,010       8,219,912
                                                        -----------     -----------
PROPERTY AND EQUIPMENT, net                                 845,329         701,433
                                                        -----------     -----------
OTHER ASSETS
Goodwill                                                 13,630,674       9,818,274
Customer lists/relationships                             16,307,603      13,984,332
Other intangibles                                         2,894,223       3,114,565
Deferred financing costs                                    516,770         301,996
Restricted cash                                           6,618,000              --
                                                        -----------     -----------
                                                         39,967,270      27,219,167
                                                        -----------     -----------
                                                        $44,218,609     $36,140,512
                                                        ===========     ===========
CURRENT LIABILITIES:
  Short-term debt                                                                --
  Long-term debt, current portion                       $ 2,704,225     $ 4,965,019
  Accounts payable                                          796,734         623,124
  Unearned revenues                                       2,807,626       2,309,084
  Accrued expenses and other current liabilities          1,751,540       2,336,244
                                                        -----------     -----------
    Total current liabilities                             8,060,125      10,233,471
                                                        -----------     -----------
LONG-TERM LIABILITIES:
  Long-term debt, less current portion                   17,462,972       9,731,448
  Preferred dividends payable                             1,073,602         413,101
  Derivative financial instruments                          237,623       1,296,422
  Deferred tax liability                                  4,041,496       2,676,788
                                                        -----------     -----------
    Total long-term liabilities                          22,815,693      14,117,759
                                                        -----------     -----------
      Total liabilities                                  30,875,818      24,351,230
                                                        -----------     -----------

COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY:

Preferred Stock, $.001 par value, 10,000,000 shares authorized; 4,000,000 designated as Series A shares of which 3,620,000 and 3,820,000 shares issued and outstanding (liquidation preference $3,620,000 and $3,820,000), respectively, 4,000,000 designated as Series B shares of which 3,815,000 shares issued and outstanding, liquidation preference $7,630,000) and
  1,000,000 designated as Series C shares of which 883,334 shares issued and
  outstanding respectively,  liquidation preference $10,600,008)                       8,318         8,518

Common Stock, $.001 par value 100,000,000 shares authorized, 20,711,837               20,712        15,452
  and 15,452,110 shares issued and outstanding, respectively
Additional paid-in capital                                                        19,204,583    15,058,742
Accumulated deficit                                                               (5,890,822)   (3,293,430)
                                                                                 -----------   -----------
    Total stockholders' equity                                                    13,342,791    11,789,282
                                                                                 -----------   -----------
                                                                                 $44,218,609   $36,140,512
                                                                                 ===========   ===========

See accompanying notes to condensed consolidated financial statements

                        National Investment Managers Inc.
                 Condensed Consolidated Statements of Operations
                            For the six months ended,
                                   (Unaudited)

                                                             June 30, 2006   June 30, 2005
                                                             -------------   -------------
Revenues:                                                     $10,690,313     $ 1,169,153
                                                              -----------     -----------
Operating expenses
  Selling                                                         203,158         199,630
  General and administrative                                   10,122,786       1,191,232
  Depreciation and amortization                                 1,681,385         185,408
  Stock-based compensation                                        595,734           4,429
                                                              -----------     -----------
                                                               12,603,063       1,580,699
                                                              -----------     -----------
Operating loss                                                 (1,912,750)       (411,546)
                                                              -----------     -----------
Other income (expense):
  Reverse acquisition costs                                            --        (215,000)
  Gain on sale of subsidiary                                      166,568              --
  Change in fair value of derivative financial instruments      1,464,270
  Interest expense                                             (1,902,578)       (229,426)
  Interest, dividend and rental income                             16,306          24,445
                                                              -----------     -----------
                                                                 (255,434)       (419,981)
                                                              -----------     -----------

Loss before provision for income taxes                         (2,168,184)       (831,527)

Deferred income tax benefit                                       231,292          91,393
                                                              -----------     -----------

Net loss                                                       (1,936,892)       (740,134)

Preferred dividends                                              (660,500)       (125,903)
                                                              -----------     -----------

Net loss available to common shareholders                     $(2,597,392)    $  (866,037)
                                                              ===========     ===========

Basic and diluted loss per common share                       $     (0.13)    $     (0.07)
                                                              ===========     ===========

Weighted average number of common shares outstanding           19,764,000      12,860,000
                                                              ===========     ===========

See accompanying notes to condensed consolidated financial statements

                        National Investment Managers Inc.
                 Condensed Consolidated Statements of Operations
                           For the three months ended,
                                   (Unaudited)

                                                                 June 30, 2006   June 30, 2005
                                                                 -------------   -------------
Revenues:                                                         $ 6,056,006     $   613,489
                                                                  -----------     -----------
Operating expenses
  Selling                                                             122,208         126,296
  General and administrative                                        4,604,791         647,155
  Depreciation and amortization                                       845,484          97,869
  Stock based compensation                                            142,357           1,477
                                                                  -----------     -----------
                                                                    5,714,840         872,797
                                                                  -----------     -----------
Operating income (loss)                                               341,166        (259,308)
                                                                  -----------     -----------

Other income (expense):
  Change in fair value of derivative financial instruments          1,464,270              --
  Interest expense                                                 (1,114,304)       (191,906)
  Interest, dividend and rental income                                  5,349          21,362
                                                                  -----------     -----------
                                                                      355,315        (170,544)
                                                                  -----------     -----------

Income (loss) before provision for income taxes                       696,481        (429,852)

Deferred income tax benefit                                           231,292          69,421
                                                                  -----------     -----------

Net income (loss)                                                     927,773        (360,431)

Preferred dividends                                                  (329,750)        (57,300)
                                                                  -----------     -----------

Net income (loss) available to common shareholders                $   598,023     $  (417,731)
                                                                  ===========     ===========

Basic income (loss) per common share                              $      0.03     $     (0.03)
                                                                  ===========     ===========

Diluted income (loss) per common share                            $      0.02     $     (0.03)
                                                                  ===========     ===========

Weighted average number of common shares outstanding - basic       20,022,000      13,319,000
                                                                  ===========     ===========

Weighted average number of common shares outstanding - diluted     45,394,000      13,319,000
                                                                  ===========     ===========

See accompanying notes to condensed consolidated financial statements

               National Investment Managers Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                                   (Unaudited)

                                              Six Months Ended   Six Months Ended
                                                June 30, 2006      June 30, 2005
                                              ----------------   ----------------
Net cash used in operating activities           $  (291,053)       $  (595,300)
                                                -----------        -----------
Cash flows from investing activities:
Purchases of property and equipment                (151,192)           (32,879)
Acquisition of PAS, net of cash acquired
  of $81,509                                              0            (69,054)
Acquisition of Valley Forge                      (3,397,500)                --
Acquisition of ABR                                  (10,000)                --
Proceeds from sale of MLK Group                     900,000
Decrease in receivable from ABR trustee              26,408
Cash acquired (reverse merger
  transaction)                                            0             10,618
Increase in restricted cash (for
  acquisition purposes)                          (6,618,000)        (2,500,000)
                                                -----------        -----------
Net cash used in investing activities            (9,250,284)        (2,591,315)
                                                -----------        -----------
Cash flows from financing activities:

Proceeds from convertible notes                           0          3,500,000
Proceeds from short-term debt                             0            110,000
Proceeds from long-term debt                      7,000,000
Payments on short-term debt and notes            (2,155,229)           (71,357)
Proceeds (costs) from common and
  preferred stock sales, net                          6,667            (58,242)
Payment of deferred financing
  costs                                            (382,000)          (179,000)
                                                -----------        -----------
Net cash provided by financing activities         4,469,438          3,301,401
                                                -----------        -----------
(Decrease) Increase in cash                      (5,071,899)           114,786
Cash, beginning of period                         5,964,192             89,779
                                                -----------        -----------
Cash, end of period                             $   892,293        $   204,565
                                                ===========        ===========
Supplemental disclosure of cash flow
  information:
Interest paid                                   $   800,901        $   144,568
                                                ===========        ===========
Supplemental disclosures of noncash
  investing and financing activities:
Accrued preferred dividends                     $   660,500        $   125,903
                                                ===========        ===========
Conversion of debt and accrued interest
  into common stock                             $        --        $   221,109
                                                ===========        ===========
Non-cash component of proceeds from sale of
  MLK Group                                     $   290,000        $        --
                                                ===========        ===========

Warrants and embedded conversion feature
  associated with debt financing                $   405,471        $ 1,180,000
                                                ===========        ===========

See accompanying notes to consolidated financial statements

In conjunction with the Company's acquisition of Valley Forge, common stock was issued and liabilities were assumed as follows:

Fair value of assets acquired                                       $ 8,542,000
Cash paid                                                            (3,397,500)
Common stock issued                                                  (3,444,500)
                                                                    -----------
Liabilities assumed                                                 $ 1,700,000
                                                                    ===========

               NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1. Unaudited Statements

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in National Investment Managers Inc. ("NIVM" or the "Company") Form 10-KSB for the year ended December 31, 2005.

The operating results for the three months and six months ended June 30, 2006 are not necessarily indicative of the results to be expected for the December 31, 2006 year end.

The condensed consolidated balance sheet as of December 31, 2005, as presented herein was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

Note 2. Background

National Investment Managers Inc. ("NIM" or the "Company") is in the principal business of acquiring and managing operating entities that offer third party administration primarily of retirement plans, financial and investment advisory services and insurance products to small and medium sized businesses in the United States and to high-net worth individuals. As of June 30, 2006, the Company owned 14 operating units in seven states.

In order to pursue our strategy of purchasing small to medium-sized pension advisory, investment management and insurance organizations, we will need to seek additional equity or debt financing in the near future.

All significant intercompany transactions and balances have been eliminated in consolidation.

Note 3. Debt

Convertible Notes Payable -

In January 2005, we entered into an agreement to borrow up to $500,000 in senior secured notes (the "2005 Notes") from a principal stockholder. In January 2005, we borrowed $350,000 pursuant to this agreement. In May 2005, we borrowed an additional $150,000 under this facility. The 2005 Notes bore interest at the rate of 12% per annum and interest was payable quarterly in arrears on the last day of each quarter. Effective June 30, 2005, the lender elected to convert the 2005 Notes into convertible notes (the "2005 Convertible Notes"). The 2005 Convertible Notes had a term of three years and were convertible into common stock at $.68 per share. The 2005 Convertible Notes bore interest only for the first six months and amortized 1/30th per month thereafter, commencing October 10, 2005. The 2005 Convertible Notes were secured by a second lien on all of the Company's assets and guaranteed by each of the subsidiaries, subordinate in right of payment to the Laurus Master Fund, Ltd. convertible term note issued by the Company. The 2005 Convertible Notes were pre-payable in cash, at 115% of the principal amount thereof. The 2005 Convertible Notes were issued with a five year warrant (the "Five Year Warrant") to purchase 367,647 shares of common stock of the Company at $.1667 per share.

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

As a result of the Company's allocations above, $350,000 of the principal amount of the Note was allocated to the Five Year Warrant and embedded conversion option. This amount was amortized as additional (non-cash) interest expense with a corresponding increase to the Note over the life of the Note until the Note was repaid.

On June 9, 2006, the Company prepaid the 2005 Convertible Notes in full by payment in the amount of $430,500.25, which represented 115% of the then outstanding principal amount of the Note and all accrued interest thereon.

During the six months ended June 30, 2006 and 2005, the Company amortized approximately $270,000 and $30,000, respectively, of non-cash interest expense related to this Note. During the three months ended June 30, 2006 and 2005, the Company amortized approximately $240,000 and $30,000, respectively, of non-cash interest expense related to this Note.

Note 4. Notes Payable - Laurus Master Fund, Ltd.

Convertible Notes Payable

On March 9, 2005, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. ("Laurus"), under which we issued and delivered to Laurus (i) a secured convertible term note in the principal amount of $3,000,000 (the "Note"), (ii) a Common Stock Purchase Warrant (the "Warrant"), entitling Laurus to purchase up to 1,084,338 shares of our Common Stock at a per share exercise price of $1.00, which exercise price was reduced to $.50 in connection with the May 30, 2006 financing (see below), and (iii) an option ("Option") entitling Laurus to purchase up to 643,700 shares of Common Stock at a per share purchase price of $0.01. The issuance and sale of the Note, the Warrant and the Option were made pursuant to the exemption from registration under Section 4(2) under the Securities Act of 1933, as amended (the "Act"), and Regulation D promulgated under the Act. Laurus has represented to the Company that Laurus is an accredited investor under the Act and the rules promulgated thereunder. Laurus has a lien on substantially all the assets of the Company.

At closing, $500,000 of Note proceeds were disbursed to the Company for working capital purposes. The Company paid fees to Laurus of $134,000 out of these gross proceeds and also paid $200,000 to settle outstanding liabilities of the registrant in connection with the acquisition of Duncan Capital Financial Group, Inc. We retained $166,000 of the proceeds for working capital purposes. The remaining $2,500,000 of Note proceeds were deposited by us at a bank in a restricted cash account under the control of Laurus ("Restricted Account"). The remaining funds were released by Laurus to the Company on August 2, 2005 in connection with an acquisition.

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

The Warrant grants Laurus the right to purchase up to 1,084,338 shares of Common Stock at an exercise price of $.50 per share. The Warrant expires at the close of business on March 9, 2012. The exercise price of the Warrant is subject to adjustment for stock splits, combinations, dividends and the like.

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

Pursuant to Paragraph 14 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Warrant and option issued in connection with the convertible notes payable meet the requirements of and are accounted for as a liability since the option and warrant contain registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration. The embedded conversion option is also accounted for as a liability since the convertible notes payable are not considered "conventional convertible debt" under EITF 00-19 because of the anti-dilutive conversion price reset provision. The initial value of the option, warrant and embedded conversion option (collectively, "derivative financial instruments") was treated as a discount to the convertible notes payable and recorded as a liability. The Company calculated the initial value of the derivative financial instruments on the closing date of the transaction as being $1,172,688 as determined using a Black-Scholes option pricing model with the following assumptions: expected term - 3-8 years, volatility - 25%, risk free rate - 4%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise or conversion of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The derivative financial instruments have a value of $165,099 at June 30, 2006.

The carrying value of the Note was initially recorded at $1,827,312. The debt discount amount will be amortized as additional (non-cash) interest expense with a corresponding increase to the Note over the life of the Note until such Note is repaid or converted to common stock. During the six months ended June 30, 2006 and 2005, the Company amortized approximately $251,000 and $167,000 of non-cash interest expense related to this Note. During the three months ended June 30, 2006 and 2005, the Company amortized approximately $120,000 and $119,000 of non-cash interest expense related to this Note.

Secured Term Loan - November 30, 2005

On November 30, 2005, the Company entered into a Securities Purchase Agreement for the sale of (i) $9,200,000 in a secured term note (the "Term Note") and (ii) 1,108,338 shares of the Company's common stock (the "November 2005 Shares"). The closing of this financing occurred on November 30, 2005. The Term Note matures on November 30, 2009. The term Note bears interest at an aggregate rate of 17.5% per annum, which is payable in two tranches. The first tranche bears interest at the rate of 10% and is payable on a monthly basis commencing December 1, 2005. The second tranche bears interest at the rate of 7.5% and is payable on a monthly basis commencing December 1, 2005, provided, however, the Company may elect to add the second tranche to the principal of the Term Note. Commencing June 1, 2006, which date was subsequently extended to April 1, 2007, the Company is required to commence making monthly amortizing payments in the amount of $219,047.62. The Company may prepay at anytime the Term Note together with the secured convertible term note that the Company previously issued to Laurus in March 2005.

In addition, the Company also entered into an Amended and Restated Registration Rights Agreement (the "Amended Agreement") with Laurus pursuant to which it agreed to file a registration statement registering the November 2005 Shares and the shares of common stock issuable upon conversion or exercise of the secured convertible term note (the "March 2005 Term Note"), stock option and common stock purchase warrant issued to Laurus in March 2005. The Company must file such registration statement within 15 days of filing its Form 10-KSB for the year ended December 31, 2005 (which registration statement was filed in February
2006) and have the registration statement declared effective by August 15, 2006, which date was extended to September 15, 2006. The Company will be required to pay liquidated damages equal to 1.5% of the March 2005 Term Note on a monthly basis. The Amended Agreement extended the required filing and effective dates initially set forth in the registration rights agreement entered between the Company and Laurus in March 2005 that required the registration of the shares of common stock issuable upon conversion or exercise of the March 2005 Term Note, stock option and common stock purchase warrant issued to Laurus in March 2005.

The securities purchased by Laurus were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to
Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Laurus is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Of the $9,200,000 principal amount of the Term Note and November 2005 Shares, the Company has allocated $554,217 as the estimated value of the November 2005 Shares issued with the Term Note. This amount is being amortized as additional interest expense with a corresponding increase to notes payable over the life of the Term Note using the effective interest method until the Term Note is repaid. At June 30, 2006, approximately $78,000 has been amortized and the remaining balance of approximately $476,000 at June 30, 2006 is reflected as a reduction of notes payable.

Secured Term Loan - May 30, 2006

On May 30, 2006, the Company entered into agreements with Laurus, pursuant to which the Company sold debt and a warrant to purchase common stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities being sold to Laurus include the following:

      o A secured term note with a principal amount of $7,000,000 (the "May 2006 Secured Note"); and

      o A common stock purchase warrant to purchase 700,000 shares of common stock of the Company, at a purchase price of $0.01 per share, exercisable until May 30, 2011 (the "May 2006 Warrant").

On June 12, 2006, the Company and Laurus entered into an agreement pursuant to which the May 2006 Warrant was rescinded and a new common stock purchase warrant (the "New Warrant") was issued to Laurus. The New Warrant, dated May 30, 2006, is exercisable to purchase up to 700,000 shares of common stock of the Company, at an exercise price of $0.1667 per share, exercisable until May 30, 2011.

The $6.6 million proceeds from the May 2006 Secured Term Note, net of deferred financing costs, was placed into a restricted account with North Fork Bank. Such funds will be held in the restricted account and only released to the Company upon the Company (i) delivering audited financial statements for the most recent ended fiscal year and unaudited financial statements for all months that have elapsed since the end of such year for acquisition targets the Company intends to acquire (the "Financials") and (ii) the consummation of an equity financing in the amount of $3,500,000 by the Company (the "Equity Financing"). Upon delivery of the Financials and definitive documentation relating to the Equity Financing, Laurus shall authorize North Fork Bank to release an amount of funds solely within its discretion.

The May 2006 Secured Note is secured by a lien on substantially all of the Company's assets, the assets of the Company's subsidiaries and the cash held in the restricted account at North Fork Bank. Each of the Company's subsidiaries delivered to Laurus a guarantee of the Company's obligations to Laurus and the Company pledged its ownership interests in its subsidiaries to Laurus in connection with the March 2005 financing, which such guarantees and pledges also cover the May 2006 Secured Note. In the event of a default, Laurus has the right to accelerate payments under the May 2006 Secured Note and, in addition to any other remedies available to it, to foreclose upon the assets securing the May 2006 Secured Note.

The May 2006 Secured Note matures on May 30, 2010 and bears interest at a rate of up to 17.5% per annum, which is payable in two tranches. The first tranche bears interest at the rate of 10% and is payable on a monthly basis commencing July 1, 2006. Any amounts due under the first tranche shall be reduced by the dollar amount of interest earned on funds on deposit with North Fork Bank. The second tranche bears interest at the rate of 7.5% and is payable on a monthly basis commencing on the date the funds are released to the Company from the restricted account, provided, that the Company may elect to add the second tranche to the principal of the May 2006 Secured Note. Commencing April 1, 2007, the Company is required to commence making monthly amortizing payments equal to 1/60th of amounts outstanding under the May 2006 Secured Note that are not contained in the restricted account. If the funds have not been released from the restricted account by March 31, 2007, then the funds may be returned to Laurus. The Company may prepay the May 2006 Secured Note at any time without penalty.

Laurus has contractually agreed to restrict its ability to exercise its warrant and receive shares of the Company's common stock such that the number of shares of the Company common stock held by it after such exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock.

The Company is obligated to file a registration statement registering the resale of shares of the Company's common stock issuable upon exercise of the Warrant. If the registration statement is not filed within 60 days of closing, or declared effective within 160 days of closing, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company is obligated to pay Laurus certain fees and the obligations may be deemed to be in default.

The Company paid a cash fee to Laurus Capital Management LLC, the manager of the Laurus Master Funds, Ltd., of $382,000.

Of the $7,000,000 principal amount of the May 2006 Secured Note and the May 2006 Warrant, the Company has allocated $405,471 as the estimated value of the November 2005 Shares issued with the Term Note. This amount is being amortized as additional interest expense with a corresponding increase to notes payable over the life of the Term Note using the effective interest method until the Term Note is repaid.

Pursuant to Paragraph 14 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the May 2006 Warrant issued in connection with the note payable meets the requirements of and are accounted for as a liability since the May 2006 Warrant contains registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration. The initial value of the May 2006 Warrant was treated as a discount to the convertible notes payable and recorded as a liability. The Company calculated the initial value of the derivative financial instrument on the closing date of the transaction as being $405,471 as determined using a Black-Scholes option pricing model with the following assumptions: expected term
- 5 years, volatility - 25%, risk free rate - 4%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise or conversion of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The derivative financial instruments have a value of $72,525 at June 30, 2006.

Amendment to Previous Laurus Financings in Connection with May 2006 Loan

March 2005 Loan

      On March 9, 2005, the Company issued to Laurus (i) a secured convertible term note in the principal amount of $3,000,000 (the "March 2005 Convertible Note"), (ii) warrants entitling Laurus to purchase up to 1,084,338 shares of our common stock at a per share exercise price of $1.00 (the "March 2005 Warrant") and (iii) an option to purchase up to 643,700 shares of our common stock at a per share purchase price of $0.01.

      Amortizing payments of the outstanding principal amount of the March 2005 Convertible Note contained in the restricted account, referred to as the "Amortizing Principal Amount", began on July 1, 2005, in monthly installments of $ 14,705.88, which was increased to $100,912.78 following the release of funds from the restricted account, on the first day of each succeeding calendar month until paid, together with accrued and unpaid interest (whether by the payment of cash or by the conversion of such principal into common stock). In connection with the May 2006 financing, Laurus and the Company agreed that the Company will not be required to make its Amortizing Principal Amount payments commencing on June 1, 2006 through March 31, 2007. Such payments shall resume on April 1, 2007. In addition, the exercise price of the March 2005 Warrant was reduced from $1.00 to $0.50.

November 2005 Loan

      On November 30, 2005, we issued to Laurus (i) a $9,200,000 in a secured term note (the "November 2005 Term Note") and (ii) 1,108,434 shares of our common stock. Commencing June 1, 2006, the Company was required to commence making monthly amortizing payments in the amount of $219,047.62. In connection with the May 2006 financing, Laurus and the Company agreed that the Company will not be required to make its monthly amortizing payments commencing on June 1, 2006 through March 31, 2007. Such payments shall resume on April 1, 2007.

August 10, 2006 Amendment

On August 10, 2006, the Company entered into an Amendment Agreement with Laurus pursuant to which Laurus agreed to remove its contractual ability to waive its ownership limitation of 4.99% of the Company's issued and outstanding shares of common stock as provided under the March 2005 Note, the March 2005 Warrant and the March 2005 Option and the May 2006 Warrant. Further, the effectiveness date as set forth in the Amended and Restated Registration Rights Agreement entered with Laurus pursuant to which it agreed to file a registration statement registering the November 2005 Shares and the shares of common stock issuable upon conversion or exercise of the March 2005 Term Note, March 2005 Option and the March 2005 Warrant was extended to September 15, 2006.

Note 5. Stockholders' equity

During the six months ended June 30, 2006, stockholders' equity was increased as a result of

      o     stock-based compensation in the amount of approximately $596,000

      o issuance of 4,150,000 shares of common stock valued at $3,444,500 in connection with the VFE acquisition

      o     the exercise of stock options in the amount of $6,667.

During the six months ended June 30, 2006, stockholders' equity was decreased as a result of preferred dividends of approximately $660,000 and the net loss.

Note 6. Stock-Based Compensation

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

Note 7. Net Income (Loss) Per Common Share

The Company complies with the accounting and reporting requirements of SFAS No. 128, "Earnings Per Share". Basic net income (loss) per common share includes no dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net income per common share reflects, in the periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options. A reconciliation of the shares used in calculating basic and diluted net income per common share for the three months ended June 30, 2006 is as follows:

Weighted average shares outstanding - basic                      20,022,000
Shares issued on the assumed exercise of stock options            4,100,000
Shares issued on the assumed conversion of preferred shares      22,050,000
Less: assumed shares purchased under the treasury stock method     (778,000)
                                                                 ----------
Weighted average shares outstanding - diluted                    45,394,000
                                                                 ==========

Unexercised stock options and warrants to purchase common stock and Notes convertible into common stock as of June 30, 2006 and 2005, are as follows:

                    June 30, 2006   June 30, 2005
                    -------------   -------------
Options                3,567,163       1,007,295
Warrants               4,379,185       5,301,985
Preferred stock       21,850,008       3,820,000
Convertible notes      2,796,379       4,332,034
                      ----------      ----------
                      32,592,735      14,461,314
                      ==========      ==========

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share for the six months ended June 30, 2006 and 2005 and for the three months ended June 30, 2005 since their inclusion would be anti-dilutive.

Note 8. Acquisition of Valley Forge Enterprises, Ltd.

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

The acquisition of Valley Forge is accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

The total purchase price for the acquisition of Valley Forge of $8,542,000 (including $242,000 of acquisition costs) is being allocated as follows:

Assets acquired:
  Property and equipment         $  100,000
  Customer lists/relationships    3,680,000
  Covenant not to compete           384,000
  Employment agreements             200,000
  Goodwill                        4,178,000
                                 ----------
                                  8,542,000
Liabilities assumed:
  Deferred tax liability          1,700,000
                                 ----------
Net purchase price               $6,842,000
                                 ==========

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets. The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Six Month Period ended June 30, 2006 Compared to June 30, 2005

                                                                                                   $ Change     % Change
                                                                 % of                    % of       2006 to      2006 to
For the six months ended June 30,                    2006      Revenues      2005      Revenues      2005          2005
----------------------------------------------   -----------   --------   ----------   --------   -----------   --------
Revenues:                                        $10,690,313    100.00%   $1,169,153    100.00%   $ 9,521,160     814.36%
                                                 -----------   -------    ----------    -------   ------------  ---------
Operating expenses
  Selling                                            203,158     1.90%       199,630     17.07%         3,528       1.77%
  General and administrative                      10,122,786    94.69%     1,191,232    101.89%     8,931,554     749.77%
  Depreciation and amortization                    1,681,385    15.73%       185,408     15.86%     1,495,977     806.86%
  Stock based compensation                           595,734     5.57%         4,429      0.38%       591,305   13350.75%
                                                 -----------   ------     ----------    ------    -----------   --------
                                                  12,603,063   117.89%     1,580,699    135.20%    11,022,364     697.31%
                                                 -----------   ------     ----------    ------    -----------   --------
Operating (loss)                                  (1,912,750)  -17.89%      (411,546)   -35.20%    (1,501,204)    364.77%
                                                 -----------   ------     ----------    ------    -----------   --------
Other income (expense):
  Reverse acquisition costs                               --     0.00%      (215,000)   -18.39%       215,000         NM
  Gain on sale of subsidiary                         166,568     1.56%            --      0.00%       166,568         NM
  Change in fair value of derivative financial
    instruments                                    1,464,270    13.70%            --        --      1,464,270         NM
  Interest expense                                (1,902,578)  -17.80%      (229,426)   -19.62%    (1,673,152)    729.28%
  Interest, dividend and rental income                16,306     0.15%        24,445      2.09%        (8,139)    -33.29%
                                                 -----------   ------     ----------    ------    -----------   --------
                                                    (255,434)   -2.39%      (419,981)   -35.92%       164,547     -39.18%
                                                 -----------   ------     ----------    ------    -----------   --------
Loss before provision for income taxes            (2,168,184)  -20.28%      (831,527)   -71.12%    (1,336,657)    160.75%

Deferred income tax benefit                          231,292     2.16%        91,393      7.82%       139,899     153.07%
                                                 -----------   ------     ----------    ------    -----------   --------

Net (loss)                                        (1,936,892)  -18.12%      (740,134)   -63.31%   $(1,196,758)    161.69%
                                                               ======                   ======    ===========   ========

Preferred dividends                                 (660,500)               (125,903)
                                                 -----------              ----------

Net (loss) available to common shareholders      $(2,597,392)             $ (866,037)
                                                 ===========              ==========

Revenues for the six months ended June 30, 2006 increased $9,521,160 to $10,690,313 compared to the six months ended June 30, 2005 as shown on the table above. The increase in revenue and corresponding increases in operating expenses was due to business generated and costs incurred by firms that were acquired in 2005 and the first quarter of 2006, which are being consolidated for the first time.

Operating expenses increased $11,022,364 to $12,603,063 from the prior year's comparable period. As a percentage of sales, operating expenses decreased to 117.89% in the 2006 period as compared to 135.20% in the same period last year.

Selling expenses increased $3,528 to $203,158 from the prior year's comparable period. As a percentage of sales, selling expenses decreased to 1.90% in the 2006 period as compared to 17.07% in the same period last year.

General and administrative expenses increased $8,931,554 to $10,122,786 from the prior year's comparable period. As a percentage of sales, general and administrative expenses decreased to 94.69% in the period as compared to 101.89% in the same period last year.

Depreciation and amortization increased $1,495,977 to $1,681,385 from the prior year's comparable period primarily due to amortization of intangible assets acquired in connection with acquisitions.

Stock based compensation increased $591,305 to $595,734 from the prior year's comparable period due primarily to the issuances of options to executives and employees.

Other income (expense)

Net other income (expense) decreased $164,547 to $(255,434) for the six months ended June 30, 2006 as compared to net other income (expense) of $(419,981) for the six months ended June 30, 2005. The change was mainly due to:

      o An increase in interest expense of $1,673,152 which was primarily due to (i) a $9.2 million loan on November 30, 2005 and a $7.0 million loan on May 30, 2006 from Laurus Master Fund, Ltd., (ii) a prepayment penalty and recognition of non-cash interest on the early retirement of debt from a secured lender.

      o A reduction in interest, dividend and sub-rental income of $8,139 due to lower cash balances collecting interest and dividends.

      o     These charges were offset by

            o a gain on the change in the fair value of derivative financial instruments of $1,464,270, which derivative instruments were components of compensation to Laurus Master Fund, Ltd. in connection with certain of their loans to us and

            o     a gain of $166,568 on the sale of MLK Capital Management, Inc.

Three Month Period ended June 30, 2006 Compared to June 30, 2005

                                                                                                   $ Change    % Change
                                                                  % of                   % of       2006 to     2006 to
For the three months ended June 30,                  2006       Revenues      2005     Revenues      2005        2005
-----------------------------------------------   -----------   --------   ---------   --------   ----------   --------
Revenues:                                         $ 6,056,006    100.00%   $ 613,489    100.00%   $5,442,517    887.14%
                                                  -----------    ------    ---------    ------    ----------   -------
Operating expenses
  Selling                                             122,208      2.02%     126,296     20.59%       (4,088)    -3.24%
  General and administrative                        4,604,791     76.04%     647,155    105.49%    3,957,636    611.54%
  Depreciation and amortization                       845,484     13.96%      97,869     15.95%      747,615    763.89%
  Stock based compensation                            142,357      2.35%       1,477      0.24%      140,880   9538.28%
                                                  -----------    ------    ---------    ------    ----------   -------
                                                    5,714,840     94.37%     872,797    142.27%    4,842,043    554.77%
                                                  -----------    ------    ---------    ------    ----------   -------
Operating income (loss)                               341,166      5.63%    (259,308)   -42.27%      600,474   -231.57%
                                                  -----------    ------    ---------    ------    ----------   -------
Other income (expense):
  Change in fair value of derivative financial
    instruments                                     1,464,270     24.18%          --        --     1,464,270        NM
  Interest expense                                 (1,114,304)   -18.40%    (191,906)   -31.28%     (922,398)   480.65%
  Interest, dividend and rental income                  5,349      0.09%      21,362      3.48%      (16,013)   -74.96%
                                                  -----------    ------    ---------    ------    ----------   -------
                                                      355,315      5.87%    (170,544)   -27.80%      525,859   -308.34%
                                                  -----------    ------    ---------    ------    ----------   -------
Income (loss) before provision for income taxes       696,481     11.50%    (429,852)   -70.07%    1,126,333   -262.03%

Deferred income tax benefit                           231,292      3.82%      69,421     11.32%      161,871    233.17%
                                                  -----------    ------    ---------    ------    ----------   -------

Net income (loss)                                     927,773     15.32%    (360,431)   -58.75%   $1,288,204   -357.41%
                                                                 ======                 ======    ==========   =======

Preferred dividends                                  (329,750)               (57,300)
                                                  -----------              ---------

Net income (loss) available to common
  shareholders                                    $   598,023              $(417,731)
                                                  ===========              =========

Revenues for the three months ended June 30, 2006 increased $5,442,517 to $6,056,006 compared to the three months ended June 30, 2005 as shown on the table above. The increase in revenue and corresponding increases in operating expenses was due to business generated and costs incurred by firms that were acquired in 2005 and the first quarter of 2006, which are being consolidated for the first time.

Operating expenses increased $4,842,043 to $5,714,840 from the prior year's comparable quarter. As a percentage of sales, operating expenses decreased to 94.37% in the 2006 quarter as compared to 142.27% in the same period last year.

Selling expenses decreased $4,088 to $122,208 from the prior year's comparable quarter. As a percentage of sales, selling expenses decreased by 3.24% when compared to the three months ended June 30, 2005.

General and administrative expenses increased $3,957,636 to $4,604,791 from the prior year's comparable quarter. As a percentage of sales, general and administrative expenses decreased to 76.04% in the quarter as compared to 105.49% in to the same period last year.

Depreciation and amortization increased $747,615 to $845,484 from the prior year's comparable quarter primarily due to amortization of intangible assets acquired in connection with acquisitions.

Stock based compensation increased $140,880 to $142,357 from the prior year's comparable quarter due primarily to the issuances of options to executives and employees.

Other income (expense)

Net other income (expense) increased $525,859 to $355,315 for the three months ended June 30, 2006 as compared to net other income (expense) of $(170,544) for the three months ended June 30, 2005. The change was mainly due to:

      o An increase in interest expense of $922,398 which was primarily due to (i) a $9.2 million loan on November 30, 2005 and a $7.0 million loan on May 30, 2006 from Laurus Master Fund, Ltd., (ii) a prepayment penalty and recognition of non-cash interest on the early retirement of debt from a secured lender.

      o A reduction in interest, dividend and sub-rental income of $16,013 due to lower cash balances collecting interest and dividends.

      o These charges were offset by a gain on the change in the fair value of derivative financial instruments of $1,464,270, which derivative instruments were components of compensation to Laurus Master Fund, Ltd. in connection with certain of their loans to us.

Liquidity and Capital Resources

Our cash, working capital (deficit) and stockholders' equity position is disclosed below:

                            June 30, 2006   December 31, 2005
                            -------------   -----------------
Unrestricted Cash           $    892,293      $  5,964,192
Working Capital (deficit)    ($4,654,115)      ($2,013,559)
Stockholders' Equity        $ 13,342,791      $ 11,789,282

The Company had unrestricted cash as of June 30, 2006 of $892,293, a decrease of $5,071,899 from December 31, 2005.

The decrease in cash was due to:

Net cash used in operating activities                    $  (291,053)
                                                         -----------
Cash flows from investing activities:
Purchases of property and equipment                         (151,192)
Acquisition of Valley Forge                               (3,397,500)
Acquisition of ABR                                           (10,000)
Proceeds from sale of MLK Group                               900,000
Decrease in receivable from ABR trustee                       26,408
Increase in restricted cash (for acquisition purposes)    (6,618,000)
                                                         -----------
Net cash used in investing activities                     (9,250,284)
                                                         -----------
Cash flows from financing activities:
Proceeds from long-term debt                               7,000,000
Payments on short-term debt and notes                     (2,155,229)
Proceeds (costs) from common and preferred
  stock sales, net                                             6,667
Payment of deferred financing costs                         (382,000)
                                                         -----------
Net cash provided by financing activities                  4,469,438
                                                         -----------
(Decrease) in cash                                       $(5,071,899)
                                                         ===========

Net cash used in operating activities of $291,053 was primarily due to a net loss of $1,936,892, offset by non-cash items of $1,516,666, increases in receivables and prepaid expenses of $69,086 and $123,322 respectively, and an increase in accounts payable and unearned revenues of $173,610 and $498,352 respectively and a decrease in accrued expenses of $350,570.

The non-cash items were primarily composed of:

      o     Depreciation and amortization of $1,681,385

      o     Noncash interest of $1,101,677

      o     Stock based compensation of $595,734

offset by a gain on the sale of a subsidiary of $166,568 and a change in deferred income tax benefit of $231,292.

Net cash of $9,250,284 used in investing activities was primarily due to an increase of cash restricted for acquisition purposes of $6,618,000 and $3,397,500 of funds expended in the Valley Forge acquisition and the purchase of fixed assets, offset by proceeds received from the sale of the MLK Group.

Net cash of $4,469,438 provided by financing activities was primarily due to the receipt of a $7 million loan from our senior lender less payments of debt and financing fees of $382,000 for the Laurus funding.

In order to pursue our strategy of purchasing small to medium-sized pension advisory, investment management and insurance organizations, we will need to seek additional equity or debt financing in the near future.

Future Contractual Obligations

The following table shows the Company's contractual obligations as of June 30, 2006:

                                                       Payments due by period
                                     ---------------------------------------------------------
                                        Total      Less than 1 year    1-3 years     3-5 years
                                     -----------   ----------------   ----------    ----------
Operating Lease Obligations          $ 2,187,133      $1,090,764      $   998,040   $   98,329
                                     ===========      ==========      ===========   ==========

Employment Contracts                 $   401,665      $  401,665      $             $
                                     ===========      ==========      ===========   ==========

Long Term Debt                       $21,008,696      $2,631,346      $11,616,390   $6,760,960
                                     ===========      ==========      ===========   ==========

Total Contractual Cash Obligations   $23,597,494      $4,123,775      $12,614,430   $6,859,289
                                     ===========      ==========      ===========   ==========

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

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The issuance of our common stock and of convertible securities and options to acquire common stock were made as a private placement in accordance with Section 4(2) under the Securities Act pursuant to an exemption from the registration requirements under the Securities Act of 1933. The common stock and options we issued in the acquisition, and the shares of our common stock underlying the options and convertible notes, are 'restricted securities' under the Securities Act of 1933 and will not be eligible for resale unless we file a registration covering such securities or another exemption from the registration requirements under the Securities Act of 1933 is available to a particular selling stockholder.

Secured Term Loan - May 30, 2006

On May 30, 2006, the Company entered into agreements with Laurus, pursuant to which the Company sold debt and a warrant to purchase common stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities being sold to Laurus include the following:

      o A secured term note with a principal amount of $7,000,000 (the "May 2006 Secured Note"); and

      o A common stock purchase warrant to purchase 700,000 shares of common stock of the Company, at a purchase price of $0.01 per share, exercisable until May 30, 2011 (the "May 2006 Warrant").

On June 12, 2006, the Company and Laurus entered into an agreement pursuant to which the May 2006 Warrant was rescinded and a new common stock purchase warrant (the "New Warrant") was issued to Laurus. The New Warrant, dated May 30, 2006, is exercisable to purchase up to 700,000 shares of common stock of the Company, at an exercise price of $0.1667 per share, exercisable until May 30, 2011.

The $6.6 million proceeds from the May 2006 Secured Term Note, net of deferred financing costs, was placed into a restricted account with North Fork Bank. Such funds will be held in the restricted account and only released to the Company upon the Company (i) delivering audited financial statements for the most recent ended fiscal year and unaudited financial statements for all months that have elapsed since the end of such year for acquisition targets the Company intends to acquire (the "Financials") and (ii) the consummation of an equity financing in the amount of $3,500,000 by the Company (the "Equity Financing"). Upon delivery of the Financials and definitive documentation relating to the Equity Financing, Laurus shall authorize North Fork Bank to release an amount of funds solely within its discretion.

The May 2006 Secured Note is secured by a lien on substantially all of the Company's assets, the assets of the Company's subsidiaries and the cash held in the restricted account at North Fork Bank. Each of the Company's subsidiaries delivered to Laurus a guarantee of the Company's obligations to Laurus and the Company pledged its ownership interests in its subsidiaries to Laurus in connection with the March 2005 financing, which such guarantees and pledges also cover the May 2006 Secured Note. In the event of a default, Laurus has the right to accelerate payments under the May 2006 Secured Note and, in addition to any other remedies available to it, to foreclose upon the assets securing the May 2006 Secured Note.

The May 2006 Secured Note matures on May 30, 2010 and bears interest at a rate of up to 17.5% per annum, which is payable in two tranches. The first tranche bears interest at the rate of 10% and is payable on a monthly basis commencing July 1, 2006. Any amounts due under the first tranche shall be reduced by the dollar amount of interest earned on funds on deposit with North Fork Bank. The second tranche bears interest at the rate of 7.5% and is payable on a monthly basis commencing on the date the funds are released to the Company from the restricted account, provided, that the Company may elect to add the second tranche to the principal of the May 2006 Secured Note. Commencing April 1, 2007, the Company is required to commence making monthly amortizing payments equal to 1/60th of amounts outstanding under the May 2006 Secured Note that are not contained in the restricted account. If the funds have not been released from the restricted account by March 31, 2007, then the funds may be returned to Laurus. The Company may prepay the May 2006 Secured Note at any time without penalty.

Laurus has contractually agreed to restrict its ability to exercise its warrant and receive shares of the Company's common stock such that the number of shares of the Company common stock held by it after such exercise does not exceed 4.99% of the Company's then issued and outstanding shares of common stock.

The Company is obligated to file a registration statement registering the resale of shares of the Company's common stock issuable upon exercise of the Warrant. If the registration statement is not filed within 60 days of closing, or declared effective within 160 days of closing, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company is obligated to pay Laurus certain fees and the obligations may be deemed to be in default.

The Company paid a cash fee to Laurus Capital Management LLC, the manager of the Laurus Master Funds, Ltd., of $382,000.

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

                                  NATIONAL INVESTMENT MANAGERS INC.
                                    Registrant


Date: August 14, 2006             By /s/ Steven Ross
                                     -------------------------------------------
                                     STEVEN ROSS
                                     Chief Executive Officer and Director


Date: August 14, 2006             By /s/ Leonard Neuhaus
                                     -------------------------------------------
                                     LEONARD NEUHAUS
                                     Chief Operating and Financial Officer