Form 10QSB
period 2006-09-30
National Investment Managers Inc.
filed 2006-11-14
CIK 770461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006 OR

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

                420 Lexington Ave., Suite 2420 New York, New York 10170
                -------------------------------------------------------
                  (Address of principal executive offices)

                                 (212) 389-7832
                                 --------------
              (Registrant's telephone number, including area code)

                830 Third Ave., 14th Floor, New York, New York 10022
                ----------------------------------------------------
                  (Former address of principal executive offices)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                            Yes |X|         No |_|
                               ----           ----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                            Yes |_|         No |X|
                               ----           ----

As of November 14, 2006, 24,627,045 shares of $.001 par value common stock of the registrant were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes |_|  No |X|

               NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES
               --------------------------------------------------

                                      INDEX
                                      -----

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements                                            Page No.
                                                                        --------

Condensed Consolidated Balance Sheets - September 30, 2006 (unaudited)
and December 31, 2005 (audited)                                              3-4
Condensed Consolidated Statements of Operations - Nine Months ended
September 30, 2006 and 2005 (unaudited)                                        5
Condensed Consolidated Statements of Operations - Three Months ended
September 30, 2006 and 2005 (unaudited)                                        6
Condensed Consolidated Statements of Cash Flows - Nine Months ended
September 30, 2006 and 2005 (unaudited)                                      7-9
Notes to Condensed Consolidated Financial Statements                        9-19

Item 2. Management's Discussion and Analysis of Financial Condition and
Results of Operations                                                      20-26

Item 3. Quantitative and Qualitative Disclosures about Market Risks           26

Item 4. Controls and Procedures                                               27

PART II.  OTHER INFORMATION
---------------------------

Item  1. Legal Proceedings                                                    27

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        27-28

Item 3. Defaults upon Senior Securities                                       28

Item 4. Submission of Matters to a Vote of Security Holders                   28

Item 5. Other Information                                                     29

Item 6. Exhibits                                                           29-30

SIGNATURES                                                                    30

Item 1. Financial Statements

               National Investment Managers Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheets


                                                                                     September 30,       December 31,
                                                                                         2006                2005
                                                                                   ----------------    ----------------
                                                                                      (Unaudited)          (Audited)
CURRENT ASSETS:
   Cash                                                                             $     1,114,033     $     5,964,192
   Accounts receivable, net                                                               2,721,164           1,678,797
   Non trade receivable                                                                          --             150,000
   Prepaid financing costs                                                                  273,792             142,375
   Prepaid directors and officers liability insurance                                        77,852              12,222
   Prepaid expenses and other current assets                                                289,389             272,326
                                                                                   ----------------    ----------------

       Total current assets                                                               4,476,230           8,219,912
                                                                                   ----------------    ----------------

PROPERTY AND EQUIPMENT, net                                                                 798,044             701,433
                                                                                   ----------------    ----------------

OTHER ASSETS
Goodwill                                                                                 13,753,792           9,818,274
Customer lists/relationships                                                             15,899,738          13,984,332
Other intangibles                                                                         2,602,919           3,114,565
Deferred financing costs                                                                    575,923             301,996
Restricted cash                                                                           6,738,466
                                                                                   ----------------    ----------------
                                                                                         39,570,838          27,219,167
                                                                                   ----------------    ----------------

                                                                                    $    44,845,112     $    36,140,512
                                                                                   ================    ================

CURRENT LIABILITIES:
   Long-term debt, current portion                                                  $     4,134,418     $     4,965,019
   Accounts payable                                                                         579,536             623,124
   Unearned revenues                                                                      1,971,840           2,309,084
   Accrued expenses and other current liabilities                                         2,446,151           2,336,244
                                                                                   ----------------    ----------------

       Total current liabilities                                                          9,131,945          10,233,471
                                                                                   ----------------    ----------------

LONG-TERM LIABILITIES:
   Long-term debt, less current portion                                                  15,081,354           9,731,448
   Preferred dividends payable                                                            1,398,352             413,101
   Derivative financial instruments                                                         787,417           1,296,422
   Deferred tax liability                                                                 3,921,496           2,676,788
                                                                                   ----------------    ----------------

       Total long-term liabilities                                                       21,188,619          14,117,759
                                                                                   ----------------    ----------------

                 Total liabilities                                                       30,320,564          24,351,230
                                                                                   ----------------    ----------------

COMMITMENTS  AND CONTINGENCIES

STOCKHOLDERS' EQUITY:
   Preferred Stock, $.001 par value, 10,000,000 shares authorized; 4,000,000 designated as Series A shares of which 3,620,000 and 3,820,000 shares issued and outstanding (liquidation preference
   $3,620,000 and $3,820,000), respectively; 4,000,000 designated as Series B shares of which 3,715,000 and 3,815,000 shares issued and outstanding
   (liquidation preference $3,715,000 and $3,815,000), respectively; 1,000,000 designated as Series C shares of which 883,334 shares issued and outstanding respectively, (liquidation preference $10,600,008); 500,000 designated as
   Series D shares of which 226,500 and 0 shares issued and outstanding
   respectively, (liquidation preference $4,530,000)                                          8,445               8,518

   Common Stock, $.001 par value 100,000,000 shares authorized, 21,627,045                   21,627              15,452
   and 15,452,110 shares issued and outstanding, respectively
   Additional paid-in capital                                                            21,541,353          15,058,742
   Accumulated deficit                                                                   (7,046,877)         (3,293,430)
                                                                                   ----------------    ----------------
       Total stockholders' equity                                                        14,524,548          11,789,282
                                                                                   ----------------    ----------------

                                                                                    $    44,845,112     $    36,140,512
                                                                                   ================    ================


See accompanying notes to condensed consolidated financial statements

               National Investment Managers Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                           For the nine months ended,
                                   (Unaudited)


                                                                   September 30,       September 30,
                                                                       2006                2005

Revenues:                                                         $    16,828,746     $     1,952,999
                                                                 ----------------    ----------------

Operating expenses
      Selling, general and administrative                              14,567,279           2,369,169
      Depreciation and amortization                                     2,539,210             368,729
      Stock based compensation                                            708,654              11,810
                                                                 ----------------    ----------------

                                                                       17,815,143           2,749,708
                                                                 ----------------    ----------------

Operating loss                                                           (986,397)           (796,709)
                                                                 ----------------    ----------------

Other income (expense):
      Reverse acquisition costs                                                --            (215,000)
      Gain on sale of subsidiary                                          166,568                  --
      Change in fair value of derivative financial instruments          1,039,994                  --
      Interest expense                                                 (3,403,341)           (531,636)
      Interest, dividend and rental income                                137,907              34,871
                                                                 ----------------    ----------------
                                                                       (2,058,872)           (711,764)
                                                                 ----------------    ----------------

Loss before deferred income tax benefit                                (3,045,269)         (1,508,474)

Deferred income tax benefit                                               277,072             186,204
                                                                 ----------------    ----------------

Net loss                                                               (2,768,197)         (1,322,270)

Preferred dividends                                                      (985,250)           (183,203)
                                                                 ----------------    ----------------

Net loss available to common shareholders                         $    (3,753,447)    $    (1,505,473)
                                                                 ================    ================

Basic and diluted loss per common share                           $         (0.19)    $         (0.12)
                                                                 ================    ================

Weighted average number of commons shares outstanding                  20,084,000          13,088,000
                                                                 ================    ================


See accompanying notes to condensed consolidated financial statements

               National Investment Managers Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                           For the three months ended,
                                   (Unaudited)


                                                                   September 30,       September 30,
                                                                       2006                2005
                                                                 ----------------    ----------------
Revenues:                                                         $     6,138,429     $       783,845
                                                                 ----------------    ----------------

Operating expenses
      Selling, general and administrative                               4,290,636             978,307
      Depreciation and amortization                                       857,824             183,321
      Stock based compensation                                            112,920               7,381
                                                                 ----------------    ----------------
                                                                        5,261,380           1,169,009
                                                                 ----------------    ----------------

Operating income (loss)                                                   877,050            (385,164)
                                                                 ----------------    ----------------

Other income (expense):
      Change in fair value of derivative financial instruments           (424,277)
      Interest expense                                                 (1,500,763)           (302,210)
      Interest, dividend and rental income                                121,600              10,428
                                                                 ----------------    ----------------
                                                                       (1,803,440)           (291,782)
                                                                 ----------------    ----------------

Loss before deferred  income tax benefit                                 (926,390)           (676,946)

Deferred income tax benefit                                                95,084              94,810
                                                                 ----------------    ----------------

Net loss                                                                 (831,306)           (582,136)

Preferred dividends                                                      (324,750)            (57,300)
                                                                 ----------------    ----------------

Net loss available to common shareholders                         $    (1,156,056)    $      (639,436)
                                                                 ================    ================

Basic and diluted loss per common share                           $         (0.06)    $         (0.05)
                                                                 ================    ================

Weighted average number of common shares outstanding                   20,712,000          13,534,000
                                                                 ================    ================


See accompanying notes to condensed consolidated financial statements

               National Investment Managers Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                           For The Nine Months Ended,
                                   (Unaudited)


                                                       September 30,      September 30,
                                                           2006                2005
                                                      ---------------    ---------------
Net cash used in operating activities                 $      (988,005)   $      (523,595)
                                                      ---------------    ---------------

Cash flows from investing activities:
Purchases of property and equipment                          (156,875)           (43,235)
Acquisition of SHRA Group                                  (2,452,352)
Acquisition of Valley Forge                                (3,482,500)
Proceeds from sale of MLK Group                               900,000
Decrease in receivable from ABR trustee                       150,000
Cash acquired (reverse merger transaction)                                        10,618
Increase in restricted cash (for acquisition
 purposes)                                                 (6,738,466)
                                                      ---------------    ---------------

Net cash provided by used in investing activities          (9,327,841)        (2,484,969)
                                                      ---------------    ---------------

Cash flows from financing activities:
Proceeds from convertible notes                                                3,500,000
Proceeds from short-term debt                                                    110,000
Proceeds from long-term debt (Laurus)                       7,000,000
Payments on short-term debt and notes                      (3,208,841)          (163,001)
Proceeds from common and preferred                          2,231,529          1,906,758
 stock sales, net
Payment of deferred financing costs                          (557,000)          (179,000)
                                                      ---------------    ---------------

Net cash provided by financing activities                   5,465,688          5,174,757
                                                      ---------------    ---------------

Increase (decrease) in cash                                (4,850,159)         2,166,194

Cash, beginning of period                                   5,964,192             89,779

                                                      ---------------    ---------------
Cash, end of period                                   $     1,114,033    $     2,255,973
                                                      ===============    ===============

Supplemental disclosure of cash flow information:
Interest paid                                         $     1,435,130    $       165,728
                                                      ===============    ===============

Supplemental disclosures of noncash investing and financing activities:

Accrued preferred dividends                           $       985,250    $       183,203
                                                      ===============    ===============

Conversion of debt and accrued interest into
 common stock                                         $            --    $       221,109
                                                      ===============    ===============

Conversion of accrued interest into debt              $       543,689    $            --
                                                      ===============    ===============

Non-cash component of proceeds from sale of MLK
 Group                                                $       290,000    $            --
                                                      ===============    ===============


Warrants and embedded conversion feature associated
 with debt financing                                  $       405,471    $     1,180,000
                                                      ===============    ===============


See accompanying notes to condensed consolidated financial statements

In conjunction with the Company's 2006 acquisition of Valley Forge, common stock was issued and liabilities were assumed as follows:

Fair value of assets acquired                                       $ 8,542,000
Cash paid                                                            (3,397,500)
Common stock issued                                                  (3,444,500)
                                                                    -----------
Liabilities assumed                                                 $ 1,700,000
                                                                    ===========

In conjunction with the Company's 2005 acquisition of the SHRA Group for consideration of $3,500,000, notes and common stock were issued, as follows:

Fair value of assets acquired                                       $ 4,863,638
Cash paid                                                            (2,100,000)
Common stock issued                                                    (500,000)
Notes issued                                                           (900,000)
Acquisition costs                                                      (116,884)
                                                                    -----------

Liabilities assumed                                                 $ 1,246,754
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

The operating results for the three months and nine months ended September 30, 2006 are not necessarily indicative of the results to be expected for the December 31, 2006 year end.

The condensed consolidated balance sheet as of December 31, 2005, as presented herein was derived from audited consolidated financial statements but does not include all disclosures required by generally accepted accounting principles.

All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2.  Background

National Investment Managers Inc. ("NIM" or the "Company") is in the principal business of acquiring and managing operating entities that offer third party administration primarily of retirement plans, financial and investment advisory services and insurance products to small and medium sized businesses in the United States and to high-net worth individuals. As of September 30, 2006, the Company owned 14 operating units in seven states.

At September 30, 2006, the Company had a working capital deficit of approximately $4.7 million. For the nine months ended September 30, 2006, the Company had a net loss and net cash used in operations of approximately $2.8 million and $1.0 million, respectively. In order to pursue our strategy of purchasing small to medium-sized pension advisory, investment management and insurance organizations, we will need to seek additional equity or debt financing in the near future.

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

The Company determined the initial carrying value of the 2005 Convertible Notes by a two-step allocation process: first to the associated Five Year Warrant and second, to an embedded conversion option. First, the Company allocated the proceeds from the sale of the Note between the Note and the Five Year Warrant based upon their relative fair values, which resulted in recording a discount on the Note. The value of the Five Year Warrant was computed using the Black-Scholes option pricing model. Second, in accordance with Emerging Issues Task Force (EITF) No. 00-27, "Application of Issue 98-5 to Certain Convertible Instruments", after allocating the Note proceeds as described above, the Company calculated the embedded conversion price and used it to measure the intrinsic value of the embedded conversion option. Since the conversion price was less than the fair value of the Company's stock at the closing date, an embedded conversion option was recorded as paid in capital.

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

During the nine months ended September 30, 2006 and 2005, the Company amortized approximately $270,000 and $90,000, respectively, of non-cash interest expense related to this Note. During the three months ended September 30, 2006 and 2005, the Company amortized approximately $0 and $30,000, respectively, of non-cash interest expense related to this Note.

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

Under the terms of a Registration Rights Agreement between Laurus and the Company, the Company is obligated to register the resale of the shares of Common Stock issuable upon payment or conversion of the Note and exercise of the Warrant and Option and have the registration statement declared effective by the Securities and Exchange Commission on or prior to July 7, 2005, which date was extended to August 15, 2006 and then again to September 15, 2006. If the registration statement is not declared effective within the time frame described, or if the registration is suspended other than as permitted in the registration rights agreement, the Company will be obligated to pay Laurus a fee equal to 1.5% of the outstanding principal amount of the Note for each 30-day period (pro rated for partial periods) that such registration obligations are not satisfied. Laurus has subsequently agreed to waive this provision. The Registration Rights Agreement was amended in connection with our entering into the November 30, 2005 term loan described below.

Pursuant to Paragraph 14 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Warrant and option issued in connection with the convertible notes payable meet the requirements of and are accounted for as a liability since the option and warrant contain registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration. The embedded conversion option is also accounted for as a liability since the convertible notes payable are not considered "conventional convertible debt" under EITF 00-19 because of the anti-dilutive conversion price reset provision. The initial value of the option, warrant and embedded conversion option (collectively, "derivative financial instruments") was treated as a discount to the convertible notes payable and recorded as a liability. The Company calculated the initial value of the derivative financial instruments on the closing date of the transaction as being $1,172,688 as determined using a Black-Scholes option pricing model with the following assumptions: expected term - 3-8 years, volatility - 25%, risk free rate - 4%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise or conversion of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The derivative financial instruments have a value of $531,731 at September 30, 2006.

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

In addition, the Company also entered into an Amended and Restated Registration Rights Agreement (the "Amended Agreement") with Laurus pursuant to which it agreed to file a registration statement registering the November 2005 Shares and the shares of common stock issuable upon conversion or exercise of the secured convertible term note (the "March 2005 Term Note"), stock option and common stock purchase warrant issued to Laurus in March 2005. The Company must file such registration statement within 15 days of filing its Form 10-KSB for the year ended December 31, 2005 (which registration statement was filed in February
2006) and have the registration statement declared effective by August 15, 2006, which date was extended to September 15, 2006. Since a registration statement has not been declared effective, the Company as begun to accrue pay liquidated damages equal to 1.5% of the March 2005 Term Note on a monthly basis. The Amended Agreement extended the required filing and effective dates initially set forth in the registration rights agreement entered between the Company and Laurus in March 2005 that required the registration of the shares of common stock issuable upon conversion or exercise of the March 2005 Term Note, stock option and common stock purchase warrant issued to Laurus in March 2005.

The securities purchased by Laurus were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to
Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Laurus is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Of the $9,200,000 principal amount of the Term Note and November 2005 Shares, the Company has allocated $554,217 as the estimated value of the November 2005 Shares issued with the Term Note. This amount is being amortized as additional interest expense with a corresponding increase to notes payable over the life of the Term Note using the effective interest method until the Term Note is repaid. At September 30, 2006, approximately $112,000 has been amortized and the remaining balance of approximately $442,000 at September 30, 2006 is reflected as a reduction of notes payable.

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

The Company paid a cash fee to Laurus Capital Management LLC, the manager of the Laurus Master Funds, Ltd., of $382,000. The Company also paid a cash fee of $175,000 to Duncan Capital, a shareholder of the Company in connection with this loan.

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

Pursuant to Paragraph 14 of EITF No. 00-19, the May 2006 Warrant issued in connection with the note payable meets the requirements of and are accounted for as a liability since the May 2006 Warrant contains registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration. The initial value of the May 2006 Warrant was treated as a discount to the convertible notes payable and recorded as a liability. The Company calculated the initial value of the derivative financial instrument on the closing date of the transaction as being $405,471 as determined using a Black-Scholes option pricing model with the following assumptions: expected term - 5 years, volatility - 25%, risk free rate
- 4%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise or conversion of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The derivative financial instruments have a value of $255,687 at September 30, 2006.

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

      Amortizing payments of the outstanding principal amount of the March 2005 Convertible Note contained in the restricted account, referred to as the "Amortizing Principal Amount", began on July 1, 2005, in monthly installments of
 $14,705.88, which was increased to $100,912.78 following the release of funds from the restricted account, on the first day of each succeeding calendar month until paid, together with accrued and unpaid interest (whether by the payment of cash or by the conversion of such principal into common stock). In connection with the May 2006 financing, Laurus and the Company agreed that the Company will not be required to make its Amortizing Principal Amount payments commencing on June 1, 2006 through March 31, 2007. Such payments shall resume on April 1, 2007. In addition, the exercise price of the March 2005 Warrant was reduced from $1.00 to $0.50.

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

August 10, 2006 Amendment

On August 10, 2006, the Company entered into an Amendment Agreement with Laurus pursuant to which Laurus agreed to remove its contractual ability to waive its ownership limitation of 4.99% of the Company's issued and outstanding shares of common stock as provided under the March 2005 Note, the March 2005 Warrant and the March 2005 Option and the May 2006 Warrant. Further, the effectiveness date as set forth in the Amended and Restated Registration Rights Agreement entered with Laurus pursuant to which it agreed to file a registration statement registering the November 2005 Shares and the shares of common stock issuable upon conversion or exercise of the March 2005 Term Note, March 2005 Option and the March 2005 Warrant was extended to September 15, 2006. As of the date hereof, a registration statement has not been declared effective.

Note 5.  Stockholders' equity

During the nine months ended September 30, 2006, stockholders' equity was primarily increased as a result of

      o     stock-based compensation in the amount of approximately $709,000
      o issuance of 4,150,000 shares of common stock valued at $3,444,500 in connection with the VFE acquisition
      o a private placement of Series D Convertible Preferred securities at $10 per share (with each share convertible into 20 shares of common stock ) generating gross proceeds of $2,265,000 (subsequent to September 30, 2006, the Company received additional gross proceeds of approximately $1,350,000)
      o     the exercise of stock options in the amount of $6,667.

During the nine months ended September 30, 2006, stockholders' equity was decreased as a result of preferred dividends of approximately $985,000 and the net loss.

Note 6.    Stock-Based Compensation

The Company complies with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (2004 Revised), "Share Based Payment". SFAS No. 123(R) requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 25.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 10 years, and a risk-free interest rate of 4.2%.

There was no cash flow effect resulting from these arrangements.

Note 7.  Net Income (Loss) Per Common Share

The Company complies with the accounting and reporting requirements of SFAS No. 128, "Earnings Per Share". Basic net income (loss) per common share includes no dilution and is computed by dividing net loss by the weighted average number of shares of common stock outstanding for the period. Diluted net income per common share reflects, in the periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options and warrants, and the conversion of convertible preferred stock and notes.

Unexercised stock options and warrants to purchase common stock, and Preferred Stock and Notes convertible into common stock as of September 30, 2006 and 2005, are as follows:

                                                September 30,     September 30,
                                                     2006              2005
                                               ---------------   ---------------

Options and warrants                                 9,148,848         1,007,296
Preferred stock                                     26,180,008         5,004,738
Convertible notes                                    2,796,379         4,332,034
                                               ---------------   ---------------
                                                    38,125,235        10,344,068
                                               ===============   ===============

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share for the nine months and three months ended September 30, 2006 and 2005 since their inclusion would be anti-dilutive.

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

The total purchase price for the acquisition of Valley Forge of $8,627,000 (including $327,000 of acquisition costs) is being allocated as follows:

Assets acquired:

     Property and equipment                                           $  100,000
     Customer lists/relationships                                      3,680,000
     Covenant not to compete                                             384,000
     Employment agreements                                               200,000
     Goodwill                                                          4,263,000
                                                                      ----------
                                                                       8,627,000

Liabilities assumed:
     Deferred tax liability                                            1,700,000
                                                                      ----------

Net purchase price                                                    $6,927,000
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

Note 9.  Subsequent Events

Acquisition

On October 3, 2006, the Company entered into and closed a Stock Purchase Agreement (the "Agreement") with THE LAMCO Group, Inc., a Florida corporation ("Lamco"), Lamoriello & Co., Inc., a Rhode Island corporation ("LCI"), Circle Pension, Inc., a New York corporation ("CPI"), Southeastern Pension Services, Inc., a Florida corporation ("SPSI") and Nicholas J. Lamoriello ("Lamoriello"). Pursuant to the Agreement, the Company acquired and, Lamco sold, 100% of the outstanding securities in LCI, CPI and SPSI (collectively, the "Lamco Acquired Companies"). In consideration for the Lamco Acquired Companies, the Company paid Lamco $1,450,000 in cash, paid Lamoriello $1,374,907 representing debt owed by the Lamco Acquired Companies to Lamoriello and paid $362,424 to the Bank of America, N.A. representing debt owned by the Lamco Acquired Companies to the Bank of America, N.A. In addition, as additional consideration, the Company issued 3,000,000 shares of common stock to Lamco at a price of $0.50 per share representing an additional purchase price of $1,500,000 (the "Lamco Shares") and an option to purchase 300,000 shares of common stock of the Company at $0.50 per share for a period of five years to Lamoriello (the "Lamoriello Option"). 1,700,000 of the Lamco Shares (the "Lamco Escrow Shares") were placed into escrow as further described below. The Company granted Lamco piggyback registration rights and demand registration rights subsequent to June 30, 2007 with respect to the Lamco Shares.

Employment agreement with Steven Ross

On October 24, 2006, the Company entered into an employment agreement with Steven Ross, the Company's Chief Executive Officer through March 31, 2008. Mr. Ross is entitled to the following compensation pursuant to the employment agreement:

      o     annual compensation in the amount of $350,000;
      o upon the Company reaching quarterly earnings before interest, taxes, depreciation, amortization and stock based compensation ("EBITDA SBC") in excess of $2,250,000, the annual compensation shall increase to $400,000;
      o     upon signing the agreement, Mr. Ross received a bonus of $100,000;
      o in the event that the annual EBITDA SBC for the year ended December 31, 2007 exceeds $10,000,000, then Mr. Ross may be eligible for a bonus equal to 50% of his then base salary;
      o 800,000 restricted shares of common stock of which 100,000 are issuable immediately, 100,000 are issuable on the earlier of March 28, 2007 or termination of the employment agreement, 100,000 in the event that the Company reaches a cumulative EBITDA SBC for the quarters ended June 30, 2006 through December 31, 2006 exceeding $4,000,000 and 500,000 in the event that the Company reaches a cumulative EBITDA SBC for the year ended December 31, 2007 exceeding $10,000,000;
      o     a housing and office allowance of $5,000 per month; and
      o     participation in standard benefit plans.

Unregistered sale of equity securities

On September 21, 2006, six accredited investors purchased 226,500 shares of Series D Cumulative Convertible Preferred Stock (the "Series D Preferred Stock") from the Company at $10.00 per share for a purchase price of $2,265,000. On November 8, 2006, seven additional investors purchased 135,000 shares of Series D Preferred Stock from the Company at $10.00 per share for a purchase price of $1,350,000. As a result of the two aforementioned closings, the Company has sold an aggregate of 361,500 shares of Series D Preferred Stock to the investors for an aggregate purchase price of $3,615,000.

For each share of Series D Preferred Stock purchased, each investor received a common stock purchase warrant to purchase ten shares of common stock of the Company (the "D Warrants"). The D Warrants shall be exercisable for a period of seven years at an exercise price of $0.50 per share. The funds raised in the first closing were utilized by the Company for working capital, future acquisitions and the payment of debt in connection with previous acquisitions. The Company intends to utilize the funds raised in the second closing for working capital and acquisitions.

Each share of Series D Preferred Stock is convertible, at any time at the option of the holder, into 20 shares of common stock of the Company ("Common Stock"). Holders of the Series D Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $1.20 per share of Series D Preferred Stock paid quarterly. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue registered shares of common stock in connection with the dividend on the Series D Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 95% of the average closing sale price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Average Closing Price"). In the event that the Company elects to issue restricted shares of common stock in connection with the dividend on the Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 80% of the Average Closing Price. If the Company and the investors are unable to determine the Average Closing Price, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

The Company is required to file a registration statement registering the shares of common stock issuable upon conversion or exercise of the shares of Preferred Stock, Warrants and upon declaration of the dividend within 60 days of closing. Further, the Company is required to use its best efforts to have such registration statement declared effective within 180 days of the first closing.

In addition to any voting rights provided by law, holders of the Preferred Stock will have the right to vote together with holders of Common Stock and the Series A, Series B and Series C Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of Series D Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of Series D Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A, Series B and Series C Convertible Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

Note 10. Unaudited Proforma Financial Information - Nine months Ended September 30, 2005

The following unaudited proforma information gives effect to the Valley Forge acquisition (and other 2005 acquisitions) as if it happened on January 1, 2005. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the period presented.

Revenues                      $ 16,269,000

Net Loss                      $  2,955,000

Basic and diluted loss
      per common share        $      (0.17)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Nine Month Period ended September 30, 2006 Compared to September 30, 2005 (Unaudited)


                                                               % of                        % of        $ Change        % Change
For the nine months ended September 30,         2006          Revenues       2005         Revenues    2006 to 2005    2006 to 2005

Revenues:                                   $ 16,828,746         100.00% $  1,952,999         100.00% $ 14,875,747          761.69%
                                            ------------    -----------  ------------    -----------  ------------    ------------

Operating expenses

   Selling, general and administrative        14,567,279          86.56%    2,369,169         121.31%   12,198,110          514.87%

   Depreciation and amortization               2,539,210          15.09%      368,729          18.88%    2,170,481          588.64%

   Stock based compensation                      708,654           4.21%       11,810           0.60%      696,844         5900.38%
                                            ------------    -----------  ------------    -----------  ------------    ------------

                                              17,815,143         105.86%    2,749,708         140.79%   15,065,435          547.89%
                                            ------------    -----------  ------------    -----------  ------------    ------------

Operating loss                                  (986,397)         -5.86%     (796,709)        -40.79%     (189,688)          23.81%
                                            ------------    -----------  ------------    -----------  ------------    ------------

Other income (expense):

   Reverse acquisition costs                          --           0.00%     (215,000)        -11.01%      215,000             NM

   Gain on sale of subsidiary                    166,568           0.99%           --           0.00%      166,568             NM

   Change in fair value of
    derivative financial instruments           1,039,994           6.18%           --          --        1,039,994             NM

   Interest expense                           (3,403,341)        -20.22%     (531,636)        -27.22%   (2,871,706)         540.16%

   Interest, dividend and rental income          137,907           0.82%       34,871           1.79%      103,036          295.48%
                                            ------------    -----------  ------------    ----------- ------------     ------------

                                              (2,058,872)        -12.23%     (711,764)        -36.44%   (1,347,108)         189.26%
                                            ------------    -----------  ------------    -----------  ------------    ------------

Loss before deferred income tax benefit       (3,045,269)        -18.10%   (1,508,474)        -77.24%   (1,536,795)         101.88%

Deferred income tax benefit                      277,072           1.65%      186,204           9.53%       90,868           48.80%
                                            ------------    -----------  ------------    -----------  ------------    ------------

Net loss                                      (2,768,197)        -16.45%   (1,322,270)        -67.70% $ (1,445,927)         109.35%
                                                            ===========                  ===========  ============    ============

Preferred dividends                             (985,250)                    (183,203)
                                            ------------                 ------------

Net loss available to common shareholders   $ (3,753,447)                $ (1,505,473)
                                            ============                 ============


Revenues for the nine months ended September 30, 2006 increased $14,875,747 to $16,828,746 compared to the nine months ended September 30, 2005 as shown on the table above. The increase in revenue and corresponding increases in operating expenses was due to business generated and costs incurred by firms that were acquired in 2005 and the first quarter of 2006, which are being consolidated for the first time.

Operating expenses increased $15,065,435 to $17,815,143 from the prior year's comparable period. As a percentage of sales, operating expenses decreased to 105.86% in the 2006 period as compared to 140.79% in the same period last year.

Selling, general and administrative expenses increased $12,198,110 to $14,567,279 from the prior year's comparable period. As a percentage of sales, selling, general and administrative expenses decreased to 86.56% in the period as compared to 121.31% in the same period last year.

Depreciation and amortization increased $2,170,481 to $2,539,210 from the prior year's comparable period primarily due to amortization of intangible assets acquired in connection with acquisitions. As a percentage of sales, depreciation and amortization decreased to 15.09% in the 2006 period as compared to 18.88% in the same period last year.

Stock based compensation increased $696,844 to $708,654 from the prior year's comparable period due primarily to the issuances of options to executives and employees. As a percentage of sales, stock based compensation increased to 4.21% in the period as compared to 0.60% in the same period last year.

Other income (expense)

Net other income (expense) increased $(1,347,108) to $(2,058,872) for the nine months ended September 30, 2006 as compared to net other income (expense) of $(711,764) for the nine months ended September 30, 2005. The change was mainly due to:

      o An increase in interest expense of $2,871,706 to $3,403,341 which was primarily due to (i) a $9.2 million loan on November 30, 2005 and a $7.0 million loan on May 30, 2006 from Laurus Master Fund, Ltd. and(ii) a prepayment penalty and recognition of non-cash interest on the early retirement of debt from a secured lender.

      o     These charges were offset by the following:

            o a gain on the change in the fair value of derivative financial instruments of $1,039,994, which derivative instruments were components of compensation to Laurus Master Fund, Ltd. in connection with certain of their loans to us.

            o     a gain of $166,568 on the sale of MLK Capital Management, Inc.

            o An increase in interest, dividend and sub-rental income of $103,036 to $137,907 due to higher restricted and general cash balances collecting interest and dividends.

   Three Month Period ended September 30, 2006 Compared to September 30, 2005 (Unaudited)


                                                               % of                         % of        $ Change       % Change
For the three months ended September 30,        2006         Revenues        2005          Revenues   2006 to 2005    2006 to 2005
                                            ------------    -----------  ------------    -----------  ------------    ------------

Revenues:                                   $  6,138,429         100.00% $    783,845        100.00%  $  5,354,584          683.12%
                                            ------------    -----------  ------------    -----------  ------------    ------------

Operating expenses

   Selling, general and administrative         4,290,636          69.90%      978,307         124.81%    3,312,329          338.58%

   Depreciation and amortization                 857,824          13.97%      183,321          23.39%      674,503          367.94%

   Stock based compensation                      112,920           1.84%        7,381           0.94%      105,539         1429.91%
                                            ------------    -----------  ------------    -----------  ------------    ------------

                                               5,261,380          85.71%    1,169,009         149.14%    4,092,371          350.07%
                                            ------------    -----------  ------------    -----------  ------------    ------------

Operating income (loss)                          877,049          14.29%     (385,164)        -49.14%    1,262,213         -327.71%
                                            ------------    -----------  ------------    -----------  ------------    ------------

Other income (expense):

   Change in fair value of
    derivative financial instruments            (424,277)         -6.91%           --             --      (424,277)            NM

   Interest expense                           (1,500,763)        -24.45%     (302,210)        -38.55%   (1,198,553)         396.60%

   Interest, dividend and rental income          121,600           1.98%       10,428           1.33%      111,172         1066.14%
                                            ------------    -----------  ------------    -----------  ------------    ------------

                                              (1,803,440)        -29.38%     (291,782)        -37.22%   (1,511,658)         518.08%
                                            ------------    -----------  ------------    -----------  ------------    ------------

Loss before deferred income tax benefit         (926,390)        -15.09%     (676,946)        -86.36%     (249,445)          36.85%

Deferred income tax benefit                       95,084           1.55%       94,810          12.10%          274            0.29%
                                            ------------    -----------  ------------    -----------  ------------    ------------

Net loss                                        (831,306)        -13.54%     (582,136)        -74.27% $   (249,171)          42.80%
                                                            ===========                  ===========  ============    ============

Preferred dividends                             (324,750)                     (57,300)
                                            ------------                 ------------

Net loss available to common shareholders   $ (1,156,056)               $    (639,436)
                                            ============                 ============


Revenues for the three months ended September 30, 2006 increased $5,354,584 to $6,138,429 compared to the three months ended September 30, 2005 as shown on the table above. The increase in revenue and corresponding increases in operating expenses was due to business generated and costs incurred by firms that were acquired in 2005 and the first quarter of 2006, which are being consolidated for the first time.

Operating expenses increased $4,092,371 to $5,261,380 from the prior year's comparable quarter. As a percentage of sales, operating expenses decreased to 85.71% in the 2006 quarter as compared to 149.14% in the same period last year.

Selling, general and administrative expenses increased $3,312,329 to $4,290,636 from the prior year's comparable quarter. As a percentage of sales, selling, general and administrative expenses decreased to 69.90% in the quarter as compared to 124.81% in to the same period last year.

Depreciation and amortization increased $674,503 to $857,824 from the prior year's comparable quarter primarily due to amortization of intangible assets acquired in connection with acquisitions. As a percentage of sales, depreciation and amortization decreased to 13.97% in the quarter as compared to 23.39% in to the same period last year.

Stock based compensation increased $105,539 to $112,920 from the prior year's comparable quarter due primarily to the issuances of options to executives and employees. As a percentage of sales, stock based compensation increased to 1.84% in the quarter as compared to 0.94% in the same period last year.

Other income (expense)

Net other income (expense) increased $(1,511,658) to $(1,803,440) for the three months ended September 30, 2006 as compared to net other income (expense) of $(291,782) for the three months ended September 30, 2005. The change was mainly due to:

      o An increase in interest expense of $1,198,553 to $1,500,763 which was primarily due to a $9.2 million loan on November 30, 2005 and a $7.0 million loan on May 30, 2006 from Laurus Master Fund, Ltd.
      o A loss on the change in the fair value of derivative financial instruments of $424,277, which derivative instruments were components of compensation to Laurus Master Fund, Ltd. in connection with certain of their loans to us.

      These charges were offset by the following:
            o An increase in interest, dividend and sub-rental income of $111,175 to $121,600 due to higher restricted and general cash balances collecting interest and dividends.

Liquidity and Capital Resources

Our cash, working capital (deficit) and stockholders' equity position is disclosed below:

                                          September 30,
                                              2006            December 31,
                                           (Unaudited)           2005
                                         ---------------    ---------------
Unrestricted Cash                         $    1,114,033     $    5,964,192
Working Capital (deficit)                ($    4,655,715)   ($    2,013,559)
Stockholders' Equity                      $   14,524,548     $   11,789,282

The Company had unrestricted cash as of September 30, 2006 of $1,114,033 a decrease of $4,850,159 from December 31, 2005.

The decrease in cash was due to:

Net cash used in operating activities                               $  (988,005)
                                                                    -----------

Cash flows from investing activities:
Purchases of property and equipment                                    (156,875)
Acquisition of SHRA Group
Acquisition of Valley Forge                                          (3,482,500)
Proceeds from sale of MLK Group                                         900,000
Decrease in receivable from ABR trustee                                 150,000
Cash acquired (reverse merger transaction)
Increase in restricted cash (for acquisition purposes)               (6,738,466)

                                                                    -----------
Net cash used in investing activities                                (9,327,841)
                                                                    -----------

Cash flows from financing activities:
Proceeds from convertible notes
Proceeds from short-term debt
Proceeds from long-term debt (Laurus)                                 7,000,000
Payments on short-term debt and notes                                (3,208,841)
Proceeds from common and preferred                                    2,231,529
  stock sales, net
Payment of deferred financing costs                                    (557,000)

                                                                    -----------
Net cash provided by financing activities                             5,465,688
                                                                    -----------

Decrease in cash                                                    $(4,850,159)
                                                                    ===========

Net cash used in operating activities of $988,005 was primarily due to a net loss of $2,768,197, offset by non-cash items of $3,723,644, decreases in receivables and prepaid expenses of approximately $1,200,000, and decreases in accounts payable, accrued expenses and unearned revenues of approximately $1,100,000.

The non-cash items were primarily composed of:
      o     Depreciation and amortization of $2,539,210
      o     Noncash interest of $1,489,945
      o     Stock based compensation of $708,654
      o     Conversion of interest to debt of $543,689

The above non-cash items were offset by a gain on the sale of a subsidiary of $166,568, a change in the fair value of derivative securities of $1,039,994 and a change in deferred income tax benefit of $277,072.

Net cash of $9,327,841 used in investing activities was primarily due to an increase of cash restricted for acquisition purposes of approximately $6,738,000 and $3,500,000 of funds expended in the Valley Forge acquisition and the purchase of fixed assets, offset by proceeds received from the sale of the MLK Group.

Net cash of $5,465,688 provided by financing activities was primarily due to the receipt of a $7 million loan from our senior lender less payments of debt and financing fees of $557,000 for the Laurus funding.

In order to pursue our strategy of purchasing small to medium-sized pension advisory, investment management and insurance organizations, we will need to seek additional equity or debt financing in the near future.

Future Contractual Obligations

The following table shows the Company's present and future contractual obligations as of September 30, 2006:


                                               Payments due by period
                                -----------------------------------------------------
                                               Less than
                                   Total        1 year       1-3 years     3-5 years
                                -----------   -----------   -----------   -----------

Operating Lease Obligations     $ 1,927,788   $   969,924   $   896,408   $    61,456
                                ===========   ===========   ===========   ===========

Employment Contracts            $   162,500   $   162,500   $             $
                                ===========   ===========   ===========   ===========

Long Term Debt                  $19,215,773   $ 4,134,418   $14,517,057   $   564,297
                                ===========   ===========   ===========   ===========

Total Contractual Obligations   $21,306,061   $ 5,266,842   $15,413,466   $   625,753
                                ===========   ===========   ===========   ===========


Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements:

      o     Revenue Recognition
      o     Management's Estimates
      o     Goodwill / Intangible Assets
      o     Share-based Payments

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

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II.  OTHER INFORMATION
----------------------------

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

Item  2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities - September 21, 2006

As previously reported on our Form 8-K dated September 21, 2006, on September 21, 2006, six accredited investors (the "Investors") purchased an aggregate of 226,500 shares of Series D Cumulative Convertible Preferred Stock (the "Series D Preferred Stock") at $10.00 per share for an aggregate purchase price of $2,265,000 from the Company. For each share of Series D Preferred Stock purchased, each investor will receive a common stock purchase warrant to purchase ten shares of common stock of the Company (the "D Warrants"). The D Warrants shall be exercisable for a period of seven years at an exercise price of $0.50 per share. The funds raised will be utilized by the Company for working capital, acquisitions and the payment of debt in connection with previous acquisitions.

Each share of Series D Preferred Stock is convertible, at any time at the option of the holder, into 20 shares of common stock of the Company ("Common Stock"). Holders of the Series D Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $1.20 per share of Series D Preferred Stock paid quarterly. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue registered shares of common stock in connection with the dividend on the Series D Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 95% of the average closing sale price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Average Closing Price"). In the event that the Company elects to issue restricted shares of common stock in connection with the dividend on the Series D Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 80% of the Average Closing Price. If the Company and the investors are unable to determine the Average Closing Price, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

The Company is required to file a registration statement registering the shares of common stock issuable upon conversion or exercise of the shares of Series D Preferred Stock, D Warrants and upon declaration of the dividend within 60 days of closing. Further, the Company is required to use its best efforts to have such registration statement declared effective within 180 days of the first closing.

In addition to any voting rights provided by law, holders of the Series D Preferred Stock will have the right to vote together with holders of Common Stock and the Series A, Series B and Series C Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of Series D Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the Series D Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of Series D Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A, Series B and Series C Convertible Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The shares of Series D Preferred Stock were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Item  3. - Defaults Upon Senior Securities

None.

Item  4. - Submission of Matters to a Vote of Security Holders

None.

Item  5. Other Information

None.

Item  6. Exhibits and Reports on Form 8-K

Exhibits

3.1 Certificate of Designation of Preferences, Rights and Limitations of Series D Cumulative Convertible Preferred Stock (1)

4.1 Form of Subscription Agreement for Series D Cumulative Convertible Preferred Stock (1)

4.2            Form of Series D Common Stock Purchase Warrant (1)

10.1 Stock Purchase Agreement by and between National Investment Managers Inc., THE LAMCO Group, Inc., Lamoriello & Co., Inc., Circle Pension, Inc., Southeastern Pension Services, Inc. and Nicholas J. Lamoriello (2)

10.2           Stock Option issued to Nicholas J. Lamoriello (2)

10.3 Escrow Agreement entered by and between National Investment Managers Inc. and THE LAMCO Group, Inc. (2)

10.4           Cross Sales Agreement   entered between  National   Investment
               Managers Inc. and THE LAMCO Group, Inc. (2)

10.5 Technology Agreement entered between National Investment Managers Inc. and THE LAMCO Group, Inc. (2)

10.6 Management entered between National Investment Managers Inc., Nicholas J. Lamoriello and Stephen R. Zito (2)

10.7 Non-Competition, -Disclosure and Non-Solicitation Agreement between National Investment Managers Inc., Nicholas J. Lamoriello and THE LAMCO Group, Inc. (2)

10.8           Joinder Agreement between Laurus Master Fund, Ltd., Lamoriello &
               Co., Inc., Circle  Pension,   Inc.,  and  Southeastern  Pension
               Services, Inc. (2)

10.9 Employment Agreement dated October 24, 2006 by and between Steven Ross and the Company. (3)

31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Form 8k Current Report filed with the Securities and Exchange Commission on September 27, 2006

(2) Incorporated by reference to the Form 8k Current Report filed with the Securities and Exchange Commission on October 10, 2006

(3) Incorporated by reference to the Form 8k Current Report filed with the Securities and Exchange Commission on October 26, 2006

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                     NATIONAL INVESTMENT MANAGERS INC.
                                          Registrant

Date:  November 14, 2006             By   /s/ Steven Ross
------------------------             ----------------------------------
                                          Steven Ross
                                          Chief Executive Officer and Director

Date:  November 14, 2006             By   /s/ Leonard Neuhaus
------------------------             ----------------------------------
                                          Leonard Neuhaus
                                          Chief Operating and Financial Officer