Form 10KSB
period 2006-12-31
National Investment Managers Inc.
filed 2007-04-02
CIK 770461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2006

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                        Commission File Number: 000-51252

                        NATIONAL INVESTMENT MANAGERS INC.

                 (Name of small business issuer in its charter)

              Florida                                  000-51252
   State or other jurisdiction of        I.R.S. Employer Identification Number
   incorporation or organization

           420 Lexington Avenue, Suite 2420, New York, New York 10170
                     (Address of principal executive office)

                    Issuer's telephone number: (212) 389-7832

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

The Issuer's revenues for the year ending December 31, 2006 were $22,892,489.

As of March 28, 2007 the number of shares outstanding of the Issuer's common stock was 26,868,980.

As of March 28, 2007 the aggregate number of shares held by non-affiliates was approximately 13,092,372.

As of March 28, 2007 the aggregate market value of the Issuer's common stock held by non-affiliates was $8,640,965, based on the average bid and asked price of $0.66 per share as of March 28, 2007.

Documents incorporated by reference None

FORM 10-KSB

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                      INDEX

                                                                            Page
PART I ..................................................................
  ITEM 1. DESCRIPTION OF BUSINESS .......................................      4
  ITEM 2. DESCRIPTION OF PROPERTY .......................................     13
  ITEM 3. LEGAL PROCEEDINGS .............................................     14
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS ............     14
PART II .................................................................     15
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED
  STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF
  EQUITY SECURITIES .....................................................     15
  ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .....     23
  ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA ...................     43
  ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
  ACCOUNTING AND FINANCIAL DISCLOSURE ...................................     43
  ITEM 8A. CONTROLS AND PROCEDURES ......................................     44
  ITEM 8A(T). CONTROLS AND PROCEDURES ...................................     44
  ITEM 8B. OTHER INFORMATION ............................................     44
  PART III ..............................................................     45
  ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
  PERSONS; COMPLIANCE  WITH SECTION 16(a) OF THE EXCHANGE ACT ...........     45
  ITEM 10. EXECUTIVE COMPENSATION .......................................     47
  ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
  AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS ........................     48
  ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS ...............     55
  ITEM 13. EXHIBITS .....................................................     56
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES .......................     66

                 STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "National Investment Managers," "NIVM," "the Company," "we," "us," and "our" refer to National Investment Managers Inc.

Except for the historical information contained herein, some of the statements in this report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis or Plan of Operation," and "Risk Factors." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under US federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

            We are a Florida corporation organized in April 1981. Our principal executive office is located at 420 Lexington Avenue, New York, New York 10170. Our telephone number is 212-389-7832. Our company, formerly known as "Fast Eddie Racing Stables, Inc." was originally formed for the purpose of acquiring, racing, breeding and selling standardbred race horses (trotters and pacers). We commenced business operations in September 1983. We completed a public offering of our common stock pursuant to a Registration Statement on Form S-18 during October 1985.

            During the year ended December 31, 1989, we sold or otherwise disposed of all race horses in order to settle then-outstanding indebtedness. From December 31, 1989 until March 9, 2005, we had no operations, and nominal assets or liabilities. Prior to March 2005, our principal business activity was to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method. In March 2005, we acquired Duncan Capital Financial Group, Inc. ("Duncan") and focused our business operations on the provision of financial services including third party retirement plan and administration and the sale of insurance and annuity product sales.

Overview

            Our strategy, since the acquisition of Duncan, has been to continue to grow our business organically and to purchase majority interests in small to medium-sized pension advisory, investment management and insurance organizations with recurring revenue streams and consolidate these businesses to take advantage of cross-selling opportunities, economies of scale, efficiencies and where appropriate, consolidation of overhead. To grow organically we seek to increase our client base and to expand the services we offer to them through focused account management and administration, emphasizing services with recurring revenues and long-term relationships. Specifically, we seek to increase our business base through the following:

      o     organic growth of our clients;

      o     sales of additional products and services to existing clients;

      o     direct sales to new clients; and

      o acquisitions of businesses that provide similar and/or complementary solutions.

            Since March 2005, in furtherance of our acquisition strategy, we have acquired several business including the following:

      o     Duncan Capital Financial Group, Inc.;

      o     Haddon Strategic Alliance;

      o     Stephen H. Rosen & Associates, Inc.;

      o     certain assets of American Benefit Resources;

      o     Valley Forge Enterprises, Ltd.;

      o     Lamoriello & Co., Inc.;

      o     Circle Pension, Inc.;

      o     Southeastern Pension Services, Inc.;

      o     Benefit Dynamics, Inc.;

      o     National Actuarial Pension Services, Inc.;

      o     Pentec, Inc.;

      o     Pentec Capital Management, Inc.; and

      o     The Pension Alliance, Inc.

            The services we offer, through our subsidiaries, are as follows:

      o     Pension plan design, creation, termination and administration;

      o     Investment management of retirement plan assets;

      o     Investment management of non-plan assets for wealthy individuals;

      o     Quarterly asset monitoring reports;

      o 401(k) asset management through insurance company programs and an in-house daily valuation platform;

      o     Retirement distribution studies;

      o     Life insurance;

      o     Deferred compensation and annuities; and

      o     Limited hospitalization and long-term care insurance.

            Once an entity becomes a client for one of our subsidiaries, it is often a good candidate for cross selling opportunities. We view our company as independent retirement planning consultants for our clients, recommending third party products and investment platforms that we believe serve our clients' best interests.

            The retirement and pension consulting and administration services for pension and other retirement plans include the following areas:

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

            Our financial advisory services provided through our subsidiaries are focused on small businesses and high net worth individuals. Representatives of our subsidiaries are NASD-licensed registered representatives who work in conjunction with several registered broker dealers and registered investment advisers to provide investment advisory services to corporations, individuals, retirement plan trustees and charitable foundations in the following areas:

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

            Through our subsidiaries, we are also engaged in the business of insurance and annuity product sales as well as estate planning services highlighting wealth accumulation, preservation and transfer needs. Fee income is generated through commissions on product sales.

Acquisition Strategy

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

            Management of our company believes there are numerous such businesses in the United States, individually maintaining more than $500 million in assets under management or under administration. Many of these entities have part or all of their business dedicated to retirement plan management and administration, known as third party administration. These businesses compete very effectively on a local level by offering a high degree of personalized service to local businesses and high net worth individuals.

            Management of our company believes that many of these businesses are attractive acquisition candidates as stand alone-businesses due to their high profitability margins and strong cash flows, long-term client relationships, and consistent fee based income streams. Most of the businesses we will seek to acquire will have a majority of their revenue being derived from recurring sources and not transaction based revenue. However, due to their size and structure, they have not yet taken advantage of the industries' best practices relating to information technology and back office processes.

            As stand-alone businesses, many cannot grow and diversify beyond their current levels due to resource constraints and personnel issues. Since these businesses do not have large staffs or marketing budgets, their ability to develop new products and diversify into other product categories is limited. Their ability to cross sell is limited not only by their product offerings, but also by the lack of expertise required to be a subject matter expert in many retirement facets, and therefore, much of the products and services they do not or cannot offer is referred elsewhere. In many cases, current cash flows provide stable businesses lifestyles to current owners and partners who have little incentive to invest their own capital in the future growth of the business.

            We believe that these dynamics create an opportunity for industry consolidation. Our goal is to create an organization that can assimilate these businesses, minimizing execution risk while preserving the strong client relationships that make these firms valuable. The technology platforms available for use today could allow our company to compete effectively against larger institutional platforms in terms of offering sophisticated back office functionality and systems support. This would enable us to offer clients greater value, while becoming more competitive against other local service providers who continue to operate on a smaller scale.

            Seller retention is an important aspect of any such consolidation. We intend to promote seller retention at the acquired entity level by utilizing some or all of the following:

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

Operations

            We believe that preserving the entrepreneurial culture of our firms is important to their continued growth. We do not typically integrate the sales, marketing and processing operations of our acquired firms. Recognizing that the principals have established personal relationships with their businesses' clients, we allow the principals to continue to operate in the same entrepreneurial environment that made them successful before the acquisition, subject to our oversight and control at the corporate level in the areas of accounting, budgeting product development, human resources and business planning. We provide sales support as well as assistance in branding and public relations. The business unit managers report to John Davis and Leonard A. Neuhaus, our President and Chief Operating Officer, respectively, who in turn report to Steven Ross, our Chief Executive Officer, and to our Board of Directors.

Acquisitions

      Since commencing operations, we completed the following acquisitions:

Duncan Capital Financial Group, Inc.

            On March 9, 2005, we acquired all of the outstanding shares of common stock of Duncan in a transaction in which the shareholders of Duncan obtained a controlling interest in our company. Upon the consummation of this transaction, in exchange for all of the outstanding shares of common stock of Duncan, we issued 12,040,000 shares of our common stock to the stockholders of Duncan under the acquisition agreement. In addition, warrants to acquire an aggregate of 1,910,000 shares of Duncan common stock were converted to warrants to acquire our common stock on similar terms for $0.1667 per share. We subsequently completed the issuance of 3,820,000 shares of our Series A Preferred Stock to a total of ten holders of preferred stock of Duncan in exchange for their surrender of an equivalent number of preferred shares of Duncan containing identical terms. We received no other consideration in such exchange.

            Duncan was formed in November 2004 as a vehicle for the acquisition of pension advisory, investment management and insurance brokerage organizations generating annual revenues in the range of $1 million to $20 million whose clients generally have less than 100 employees, with a view to consolidating such businesses to take advantage of cross-selling opportunities, economies of scale, efficiencies and where appropriate, consolidation of overhead. With these stated business principles in mind, on December 13, 2004, Duncan entered into stock purchase agreements to acquire 100% of the outstanding shares of three companies from their controlling shareholders:

      o     Pension Administration Services, Inc. ("PAS");

      o     Complete Investment Management, Inc. of Philadelphia ("CIM"); and

      o Asset Preservation Corp. (f/k/a MD Bluestein, Inc; "Asset Preservation" and collectively with PAS and CIM, the "Duncan Entities")

            The Duncan Entities are engaged in retirement planning, pension plan design and administration company as well as the sale of insurance and annuity product sales. PAS, CIM and Asset Preservation continue to share administrative and bookkeeping staff and utilize common office space at the Horsham, Pennsylvania location. The Duncan Entities use PAS' plan administration business to help small businesses organize, report and administer their pension plans.

Haddon Strategic Alliance and Stephen H. Rosen & Associates, Inc. Transactions

            On August 2, 2005, we consummated a stock purchase agreement with the shareholders of Stephen H. Rosen & Associates, Inc. ("Rosen"), and a stock exchange agreement with the shareholder of Haddon Strategic Alliances, Inc. ("Haddon").

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

            Rosen is a New Jersey-based retirement planning, pension plan design and administration company. Revenues are generated by Rosen through annual plan administration fees, as well as fees for individual projects undertaken on behalf of its clients, including plan review and design, and through the sale of certain products. Haddon is a registered investment advisor. Representatives of Haddon are licensed registered representatives who work in conjunction with an unaffiliated registered broker dealer to provide investment advisory services to corporations, individuals and retirement plan trustees.

American Benefit Resources Asset Acquisition

            On November 30, 2005, we consummated the acquisition of substantially all of the assets of American Benefit Resources. As consideration, we:

      o     paid $8,000,000 in cash;

      o     issued a total of 671,141 shares of our common valued at $1,000,000;
            and

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

Lamoriello & Co., Inc., Circle Pension, Inc. and Southeastern Pension Services, Inc.

            On October 3, 2006, we entered into and closed a Stock Purchase Agreement (the "Lamoriello Agreement") with THE LAMCO Group, Inc., a Florida corporation ("Lamco"), LCI, CPI, SPSI and Nicholas J. Lamoriello ("Lamoriello"). Pursuant to the Lamoriello Agreement, we acquired and, Lamco sold, 100% of the outstanding securities in the Lamoriello Entities. The Lamoriello Entities are retirement planning, pension plan design and administration entities.

            In consideration for the Lamoriello Entities, we paid Lamco $1,462,668 in cash, paid Lamoriello $1,374,907 representing debt owed by the Lamoriello Entities to Lamoriello and paid $362,424 to the Bank of America, N.A. representing debt owned by the Lamoriello Entities to the Bank of America, N.A. In addition, as additional consideration, we issued 3,000,000 shares of common stock to Lamco (the "Lamco Shares") and an option to purchase 300,000 shares of common stock of our company at $0.50 per share for a period of five years to Lamoriello (the "Lamoriello Option"). 1,700,000 of the Lamco Shares (the "Lamco Escrow Shares") were placed into escrow as further described below. We granted Lamco piggyback registration rights and demand registration rights subsequent to June 30, 2007 with respect to the Lamco Shares.

            In connection with the acquisition of the Lamoriello Entities, we entered into the following agreements:

      o A Non-Competition, Non-Disclosure and Non-Solicitation Agreement between our company, Lamoriello and Lamco;

      o An Escrow Agreement pursuant to which the Lamco Escrow Shares were placed into escrow. In the event that the EBITDA of the Lamoriello Entities is less than $1,000,000 during either or both of the two 12 month periods following the closing, then such number of the Lamco Escrow Shares equal to the lesser of $850,000 or the amount of the shortfall shall be returned to our company for cancellation. In the event that the EBITDA of the Lamoriello Entities is greater than $1,000,000, then the Lamco Escrow Shares equal $250,000 shall be released to Lamco; provided, however, such released shares shall not exceed 510,000 shares of common stock.

      o A Cross Sales Agreement entered between our company and Lamco pursuant to which Lamco agreed to market the retirement plan administration services provided by our company and our company agreed to market the fiduciary services of Lamco Advisory Services, Inc., an affiliate of Lamco for a period of three years.

      o A Technology Agreement entered between our company and Lamco pursuant to which Lamco agreed to provide us with access to our centralized technology infrastructure for a period of one year and assist us in the build out of its own centralized workflow system and Voice over IP Phone system.

      o A Management Agreement pursuant to which Lamoriello and Stephen R. Zito agreed to manage the retirement plan administrative services business of the Lamoriello Entities for a period of two years.

            The Lamoriello Entities currently serve approximately 1,000 plans with 25,000 plan participants through its offices located in Lake Mary, Florida, Jacksonville, Florida, Providence, Rhode Island and New York, New York.

National Actuarial Pension Services, Inc.

            On December 1, 2006, we entered into and closed a Stock Purchase Agreement (the "NAPS Agreement") with Charles and Mary McLeod ("NAPS Sellers") and National Actuarial Pension Services, Inc. ("NAPS"). Pursuant to the Agreement, we acquired and, the NAPS Sellers sold, 100% of the outstanding securities in NAPS. NAPS is engaged in the business of retirement planning, pension plan design and administration.

            In consideration for 100% of the outstanding securities in NAPS, we paid the NAPS Sellers $1,750,000 in cash and issued the NAPS Sellers promissory notes for an aggregate of $700,000 with the first promissory note in the amount of $350,000 payable February 1, 2008 and the second promissory note in the amount of $350,000 payable February 1, 2009.

            In connection with the acquisition of 100% of the outstanding securities in NAPS described above, we entered into the following agreements:

      o a Non-Competition, Non-Disclosure and Non-Solicitation Agreement between our company and the NAPS Sellers;

      o an Employment Agreement with Charles McLeod for a period of one year with compensation of $12,500 per year; and

      o an Employment Agreement with Mary McLeod for a period of one year with compensation of $12,500 per year.

            NAPS currently serves approximately 600 plans through its office located in Houston, Texas.

Benefit Dynamics, Inc.

            On January 2, 2007, National Investment Managers Inc. (the "Company") entered into and closed a Stock Purchase Agreement (the "BDI Agreement") with Jo Ann Massanova and Carmen Laverghetta ("BDI Sellers") and Benefit Dynamics, Inc. ("BDI"). Pursuant to the BDI Agreement, we acquired and, the BDI Sellers sold, 100% of the outstanding securities in BDI. BDI is engaged in the business of retirement planning, pension plan design and administration.

            In consideration for 100% of the outstanding securities in BDI, we paid the BDI Sellers $300,000 in cash and issued the BDI Sellers promissory notes for an aggregate of $200,000 with the first promissory note in the amount of $100,000 payable March 2, 2008 and the second promissory note in the amount of $100,000 payable March 2, 2009.

            In connection with the acquisition of 100% of the outstanding securities in BDI described above, we entered into the following agreements:

      o a Non-Competition, Non-Disclosure and Non-Solicitation Agreement between our company and the BDI Sellers;

      o an Employment Agreement with Jo Ann Massanova for a period of two years with compensation of $165,000 per year;

      o an Employment Agreement with Carmen Laverghetta for a period of two years with compensation of $90,000 per year; and

      o a Stock Option Agreement with Jo Ann Massanova pursuant to which we granted Ms. Massanova the option to purchase 100,000 shares of common stock at $0.50 per share.

            BDI currently serves approximately 300 plans through its office located in Cherry Hills, New Jersey.

The Pension Alliance, Inc.

            On February 28, 2007, we entered into and closed a Stock Purchase Agreement (the "TPA Agreement") with Renee J. Conner and William Renninger ("TPA Sellers") and The Pension Alliance, Inc. ("TPA"). Pursuant to the TPA Agreement, we acquired and, the TPA Sellers sold, 100% of the outstanding securities in TPA.

            In consideration for 100% of the outstanding securities in TPA, we paid the TPA Sellers $3,250,000 in cash, issued the TPA Sellers convertible promissory notes for an aggregate of $675,000 with the first convertible promissory note in the amount of $337,500 payable April 28, 2008 and the second convertible promissory note in the amount of $337,500 payable April 28, 2009, and issued the TPA Sellers an aggregate of 1,088,710 shares of common stock of our company. The convertible promissory notes are convertible into shares of common stock of our company at a conversion price of $0.62 per share. In the event that certain EBITDA targets are not achieved by TPA during the 24 months following the closing date, then the convertible promissory notes and shares of common stock will be reduced by the amount of such shortfall; provided, however, in the event that Renee J. Conner is terminated without cause, then the convertible promissory notes and purchase price shares may not be reduced. Further, in the event that certain EBITDA targets are achieved, then we are obligated to pay to the TPA Sellers an additional purchase price in the form of cash, convertible promissory notes and shares of common stock not to exceed an overall value of $750,000.

            In connection with the acquisition of 100% of the outstanding securities in TPA described above, we entered into the following agreements:

      o a Non-Competition, Non-Disclosure and Non-Solicitation Agreement between our company and Renee J. Conner;

      o an Employment Agreement with Renee J. Conner for a period of two years with compensation of $75,000 for the initial year and $175,000 for the second year; and

      o a Nonstatutory Stock Option to purchase 100,000 shares of common stock at an exercise price of $0.62 per share for a period of five years issued to Renee J. Conner.

            TPA is engaged in the business of retirement planning, pension plan design and administration. TPA currently serves approximately 1,000 plans through its office located in Harrisburg, Pennsylvania.

Pentec, Inc. and Pentec Capital Management, Inc.

            On February 28, 2007, we entered into and closed a Stock Purchase Agreement (the "Pentec Agreement") with Michael E. Callahan ("Pentec Seller"), Pentec, Inc. ("Pentec") and Pentec Capital Management, Inc. ("PCM"). Pursuant to the Pentec Agreement, we acquired and, the Pentec Seller sold, 100% of the outstanding securities in Pentec and PCM.

            In consideration for 100% of the outstanding securities in Pentec and PCM, we paid the Pentec Seller $1,517,000 in cash, issued the Pentec Seller 403,225 shares of our common stock and issued the Pentec Seller a promissory note for an aggregate of $1,450,000 with payments to be made in accordance with the following schedule: (i) Three Hundred Thousand ($300,000) Dollars payable on November 1, 2007, (ii) Three Hundred Thousand ($300,000) Dollars payable on May 1, 2008, (iii) Two Hundred and Fifty Thousand ($250,000) Dollars payable on November 1, 2008, (iv) Three Hundred Thousand ($300,000) Dollars payable on May 1, 2009 and (v) Three Hundred Thousand ($300,000) Dollars payable on November 1, 2009. In the event that certain EBITDA targets are not achieved by Pentec and PCM during the timeframe that the above promissory notes are outstanding, then the promissory notes will be reduced by the amount of such shortfall; provided, however, in the event that Michael E. Callahan is terminated without cause or our company undergoes a change in control, then the promissory notes may not be reduced.

            In connection with the acquisition of 100% of the outstanding securities in Pentec and PCM described above, the Company entered into the following agreements:

      o a Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company and Michael E. Callahan; and

      o an Employment Agreement with Michael E. Callahan for a period of two years with compensation of $100,000 per year.

            Pentec and PCM are engaged in the business of retirement planning, pension plan design and administration. Pentec and PCM currently serves approximately 485 plans through its offices located in Southington, Connecticut.

            None of the companies that we acquired since the formation of Duncan Capital in 2004 were or are in bankruptcy proceeding or have filed for bankruptcy protection during the last five years.

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

Competition

          We believe that the markets for our products and services are highly competitive. We believe that we remain competitive due to several factors, including our overall company strategy and commitment, product quality, reliability of service, the personal relationships between our key employees and clients, local presence, duration of client relationships, duration of employee service and competitive pricing. We believe that, by virtue of our range of product and service offerings, and our overall commitment to client service and relationships, we compete favorably in these categories at the local and regional level. In addition, we believe that we have a competitive advantage as a result of our position as an independent vendor, rather than as a cooperative, an affiliate of a financial institution, a hardware vendor or competitor to our clients.

            Our principal competitors are third-party administration firms, mutual fund companies, brokerage firms, insurance companies, distributors of insurance products, registered investment advisors, financial planners, in-house service departments and affiliates of financial institutions.

Corporate Headquarters

            Our New York headquarters provides support for our acquired firms. Corporate activities, including mergers and acquisitions, integration and cost savings and finance and accounting, are centralized in New York. Our mergers and acquisitions team identifies targets, performs due diligence and negotiates acquisitions. Finance and accounting is responsible for working with each firm to ensure timely and accurate reporting. In addition, finance and accounting is responsible for consolidation of our financial statements at the corporate level.

Government Regulation

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

            Providing investment advice to clients is also regulated on both the federal and state level. Our personnel are permitted to conduct investment advisory activities through unaffiliated broker dealers and investment advisers registered with the National Association of Securities Dealers, Inc. and with SEC under the Investment Advisers Act. The Investment Advisers Act imposes numerous obligations on registered investment advisers, including disclosure obligations, record keeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions which affect the conduct of the Acquired Companies and their personnel. In addition, certain of our subsidiaries' personnel are regulated by state securities regulators under applicable state securities laws. Violations of applicable federal or state laws or regulations can result in the imposition of fines or censures and disciplinary actions, including the revocation of licenses or registrations previously issued to our subsidiaries or their personnel.

            To the extent that we engage in any brokerage activities, we will be subject to broker-dealer regulations, both at the federal as well as the state level. Neither we nor our affiliates are registered as broker-dealers. Unless and until we acquire a registered broker-dealer or become registered as a broker-dealer, we intend to utilize the services of unaffiliated broker-dealers to process all securities transactions for the accounts of our clients. Broker-dealer regulations impose numerous obligations on persons covered by the regulations, including disclosure obligations, record keeping and reporting requirements, marketing restrictions and general anti-fraud prohibitions. Violations of applicable federal or state laws or regulations can result in the imposition of fines or censures and disciplinary actions, including the revocation of licenses or registrations.

Employees

            As of March 12, 2007, we had approximately 350 full-time employees. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

ITEM 2. DESCRIPTION OF PROPERTY

            We currently lease approximately 5,237 square feet of office space in Horsham, Pennsylvania under a lease agreement which expires on August 31, 2007 at a cost of $6,982 per month.

            We leased five offices, interior space and shared conference, reception and information technology services in Manhattan on a month-to-month basis from DC Associates at the rate of $15,000 per month. DC Associates is controlled by Michael Crow, one of our principal shareholders. We terminated the lease for our space in Manhattan as of July 1, 2006. Commencing July 1, 2006, we leased four offices from Cohen Tauber Spievack & Wagner LLP at the rate of $8,600 per month.. Arthur Emil, a director of our company, is a partner with Cohen Tauber Spievack & Wagner LLP. In addition, we lease office space from DC Associates at the rate of $2,000 per month for use by Steven Ross, our CEO. The DC Associates lease is month to month. We believe this to be a fair market rate based upon our study of executive office suite rates in the midtown Manhattan area.

            Valley Forge leases 5,461 square feet of office space in Wayne, Pennsylvania. Under the five-year lease, which expires in September 2007, Valley Forge pays a monthly rent of $8,078.

            Our subsidiary, ABR, leases various properties in North Attleboro, Massachusetts (7,406 square feet at $7,800 per month), White Plains, New York (6,751 square feet at $15,048 per month), Marina del Rey, California (15,666 square feet at $37,246 per month), Houston, Texas (3,137 square feet at $4,706 per month), Seattle, Washington (6,134 square feet at $9,883 per month), Portland, Oregon (5,722 square feet at $9,060 per month) and Bend, Oregon (607 square feet at $1,034 per month).

            SHRA leases 6,682 sq. ft. of office space in Haddonfield, New Jersey. Under the 10-year lease, which commenced Feb. 22, 2001, the annual rent was $113,594, paid in monthly installments of $9,466.16. Per the terms of the lease, each year the rent increases by 3%, which is determined by multiplying the prior year's rent by 103%. Haddon is a sub-tenant of SHRA, and has an informal inter-office lease arrangement. We pay SHRA $1,060 per month for rent.

            Lamoriello & Co., Inc. leases office space in Warwick, Rhode Island. The annual rent for such space ranges from $87,437 to $94,645. The lease expires in December 2011. Circle Pension, Inc. leases office space in New York, New York. The annual rent for such space ranges from $50,220 to $53,568. The lease expires in November 2015. Southeastern Pension Services, Inc. leases office space in Jacksonville, Florida. The annual rent for such space is $19,500. The lease expires in December 2008.

            Benefit Dynamics, Inc. leases office space in Cherry Hill, New Jersey with a term through August 31, 2008 with a minimal expense rate. National Actuarial Pension Services, Inc. leases office space in Houston, Texas. The annual rent for such space is approximately $140,000. The lease expires in January 2010. Pentec, Inc. and Pentec Capital Management, Inc. lease office space in Southington, Connecticut. The Pension Alliance, Inc. leases office space in Maynard, Massachusetts and Lansdale, Pennsylvania. The rent for the office space in Maynard, Massachusetts is approximately $8,000 per month and the rent for the office space in Landsdale, Pennsylvania is approximately $20,000 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

     None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

            Our common stock trades on the OTC Bulletin Board under the symbol "NIVM." From February 24, 2005 to March 21, 2005, our common stock was quoted under the symbol "FEDY", and prior to February 24, 2005, our common stock was quoted under the symbol "FEST". Until March 28, 2005, there had been no reported trading activity in our common stock for over the past ten years, and we had ceased filing public reports from November 1996 until October 2004, at which time we submitted delinquent filings. In October 2004, we applied to resume quotations on the OTC Bulletin Board, and in November 2004, the NASD cleared a market maker's request to enter quotations on the OTC Bulletin Board. Since March 28, 2005, there has been limited trading in our common stock. The following table sets forth quarterly high and low bid prices of a share of our common stock as reported by the OTC Bulletin Board commencing March 28, 2005. The quotations listed below reflect inter-dealer prices, without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

                                              Price
                                         --------------
                                         High $   Low $
                                         ------   -----
2005
First quarter commenced March 28, 2005    0.80     0.25
Second quarter ended June 30, 2005        2.75     0.45
Third quarter ended September 30, 2005    2.85     1.30
Fourth quarter ended December 31, 2005    3.50     1.30
2006
First quarter ended March 31, 2006        3.50     1.01
Second quarter ended June 30, 2006        1.60     0.19
Third quarter ended September 30, 2006    0.55     0.39
Fourth quarter ended December 31, 2006    0.64     0.19

            As of March 12, 2007, 26,868,980 shares of common stock were issued and outstanding. As of that date, (i) 16,610,227 shares of common stock were subject to outstanding options, warrants and convertible notes to purchase common stock, and (ii) shares of Preferred Stock were convertible into an aggregate of 35,210,008 shares of common stock.

            The number of holders of record for our common stock as of March 12, 2007 was approximately 107. This number excludes individual stockholders holding stock under nominee security position listings.

Dividends

            We have not paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. In addition, our agreements with Laurus Master Fund, Ltd. prohibit the payment of cash dividends. Nonetheless, the holders of our common stock are entitled to dividends when and if declared by our board of directors from legally available funds. However, before any dividends may be paid to holders of our common stock, cumulative dividends must be paid to our holders of Series A, Series B, Series C, Series D and Series E Preferred Stock, either in cash or in registered shares of our common stock. We have 3,120,00 shares of Series A Series A Preferred Stock, 3,715,000 shares of Series B Cumulative Convertible Preferred Stock, 883,334 shares of Series C Cumulative Convertible Preferred Stock, 409,500 shares of Series D Cumulative Convertible Preferred Stock and 29,350 shares of Series E Cumulative Convertible Preferred Stock outstanding. If and when declared by our Board of Directors, we are obligated to pay an annual preferred dividend of $0.24 per share in connection with our shares of Series A Cumulative Convertible Preferred Stock, $0.24 per share in connection with our shares of Series B Cumulative Convertible Preferred Stock, $0.72 per share in connection with our shares of Series C Cumulative Convertible Preferred Stock, $1.20 per share in connection with our shares of Series D Cumulative Convertible Preferred Stock and $12.00 per share in connection with our shares of Series E Cumulative Convertible Preferred Stock. Dividends payable under the Series A Preferred Stock, Series B Cumulative Convertible Preferred Stock, the Series C Cumulative Convertible Preferred Stock, the Series D Cumulative Convertible Preferred Stock and the Series E Cumulative Convertible Preferred Stock have accrued to each of the respective holders. As of December 31, 2006, the aggregate amounts accrued under all series of preferred was $1,831,475.

Recent Issuances of Unregistered Securities.

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

Laurus Master Fund Ltd.

March 2005

On March 9, 2005, we entered into a Securities Purchase Agreement with Laurus Master Fund, Ltd. ("Laurus"), under which we issued and delivered to Laurus (i) a secured convertible term note in the principal amount of $3,000,000 (the "Note"), (ii) a Common Stock Purchase Warrant (the "Warrant"), entitling Laurus to purchase up to 1,084,338 shares of our Common Stock at a per share exercise price of $0.50, as amended, and (iii) an option ("Option") entitling Laurus to purchase up to 643,700 shares of Common Stock at a per share purchase price of $0.01. The issuance and sale of the Note, the Warrant and the Option were made pursuant to the exemption from registration under Section 4(2) under the Securities Act of 1933, as amended (the "Act"), and Regulation D promulgated under the Act. Laurus has represented to the Company that Laurus is an accredited investor under the Act and the rules promulgated thereunder. The current balance of the Note is $2,320,993.

At closing, $500,000 of Note proceeds were disbursed to the Company for working capital purposes. The Company paid fees to Laurus of $134,000 out of these gross proceeds and also paid $200,000 to Glenn Little in connection with the payment of debt owed to Mr. Little. We retained $166,000 of the proceeds for working capital purposes.

The remaining $2,500,000 of Note proceeds were deposited by us at a bank in a restricted cash account under the control of Laurus ("Restricted Account"). Funds were released by Laurus to our company from the Restricted Account in connection with certain business acquisitions to be made by our company

Laurus may, at any time, convert the outstanding indebtedness of the Note into shares of Common Stock at a price of $0.83 per share, subject to adjustment for subsequent lower price issuances by the Company (subject to certain exceptions), as well as customary adjustment provisions for stock splits, combinations, dividends and the like. Subject to the restrictions on conversion by Laurus described below, Laurus is required to convert the monthly payment due on account of principal and interest, plus any other amounts under the Note that are due and unpaid ("Monthly Amount"), into shares of Common Stock if the following criteria ("Conversion Criteria") are met:(i) the average closing price of the Common Stock for the five consecutive trading days preceding such due date is greater than 120% of the Fixed Conversion Price, and (ii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of the Common Stock for the 22-day trading period immediately preceding the due date of the applicable Monthly Amount. If the Conversion Criteria are not met, Laurus must convert only such part of the Monthly Amount that meets the Conversion Criteria. Any part of the Monthly Amount due on a Repayment Date that Laurus has not been able to convert into shares of Common Stock due to failure to meet the Conversion Criteria must be paid by the Company in cash within three business days of the applicable monthly payment date.

The Warrant, as amended, grants Laurus the right to purchase up to 1,084,338 shares of Common Stock at an exercise price of $0.50 per share commencing March 9, 2005. The Warrant expires at the close of business on March 9, 2012. The exercise price of the Warrant is subject to adjustment for stock splits, combinations, dividends and the like.

The Option grants Laurus the right to purchase for cash up to 643,700 shares of Common Stock at an exercise price of $0.01 per share on or after the 75 th day after Laurus delivers a notice to the Company stating that Laurus wishes to exercise all or a portion of the underlying Common Stock. The Option expires at the close of business on March 9, 2013. The exercise price of the Warrant is subject to adjustment for stock splits, combinations, dividends and the like.

The Company may pay amounts due under the Note in shares of Common Stock only so long as there is an effective registration statement under Act covering the resale of such shares or an exemption from such registration is available under Rule 144 of the Act. In addition, Laurus is not entitled to receive shares of Common Stock upon exercise of the Warrant or the Option, upon payment of principal or interest on the Note, or upon conversion of the Note if such receipt would cause Laurus to be deemed to beneficially own in excess of 4.99% of the outstanding shares of Common Stock on the date of issuance of such shares. Such provision may not be waived by Laurus.

Under the terms of a Registration Rights Agreement between Laurus and the Company, as such agreement is to be amended by the parties, the Company is obligated to register the resale of the shares of Common Stock issuable upon payment or conversion of the Note and exercise of the Warrant and Option and have the registration statement declared effective by the Securities and Exchange Commission by September 15, 2006. If the registration statement is not declared effective within the time frame described, or if the registration is suspended other than as permitted in the registration rights agreement, the Company will be obligated to pay Laurus a fee equal to 1.5% of the outstanding principal amount of the Note for each 30-day period (pro rated for partial periods) that such registration obligations are not satisfied.

November 2005

On November 30, 2005, the Company entered into a Securities Purchase Agreement with Laurus Master Fund Ltd for the sale of (i) $9,200,000 in a secured term note (the "Term Note") and (ii) 1,108,434 shares of the Company's common stock (the "November 2005 Shares"). The closing of this financing occurred on November 30, 2005.

May 2006

            On May 30, 2006, we entered into agreements with Laurus pursuant to which we sold debt and a warrant to purchase common stock of our company to Laurus in a private offering pursuant to exemption from registration under
Section 4(2) of the Securities Act of 1933, as amended. The securities sold to Laurus included the following:

                  o a secured term note with a principal amount of $7,000,000 (the "May 2006 Secured Note"); and

                  o a common stock purchase warrant to purchase up to 700,000 shares of common stock of the Company, at an exercise price of $0.01 per share, exercisable until May 30, 2011 (the "May 2006 Warrant").

            On June 12, 2006, we entered into an agreement with Laurus pursuant to which the May 2006 Warrant was rescinded, a new common stock purchase warrant (the "New May 2006 Warrant") was issued to Laurus and we paid Laurus $382,000. The New May 2006 Warrant, dated May 30, 2006, is exercisable to purchase up to 700,000 shares of common stock of our company, at an exercise price of $0.1667 per share, exercisable until May 30, 2011.

            The $7,000,000 purchase price, less the payment of $382,000 and the payment of fees to Laurus Capital Management LLC in connection with this financing, for the May 2006 Secured Term Note was placed into a restricted account with North Form Bank. Such funds were disbursed in connection with various acquisitions.

            The May 2006 Secured Note is secured by a blanket lien on substantially all of our assets, the assets of our subsidiaries and the cash held in the restricted account at North Fork Bank. Each of our subsidiaries delivered to Laurus a guarantee of our obligations to Laurus and we pledged our ownership interests in our subsidiaries to Laurus in connection with the March 2005 financing, which such guarantees and pledges also cover the May 2006 Secured Note. In the event of a default, Laurus has the right to accelerate payments under the May 2006 Secured Note and, in addition to any other remedies available to it, to foreclose upon the assets securing the May 2006 Secured Note.

            The May 2006 Secured Note matures on May 30, 2010 and bears interest at a rate of up to 17.5% per annum, which is payable in two tranches. The first tranche bears interest at the rate of 10% and is payable on a monthly basis commencing on July 1, 2006. Any amounts due under the first tranche shall be reduced by the dollar amount of interest earned on funds on deposit with North Fork Bank. The second tranche bears interest at the rate of 7.5% and is payable on a monthly basis commencing on the date the funds are released to us from the restricted account, provided, that we may elect to add the second tranche to the principal amount of the May 2006 Secured Note. Commencing on April 1, 2007, we are required to commence making monthly amortizing payments equal to 1/60th of amounts outstanding under the May 2006 Secured Note that are not contained in the restricted account. If the funds have not been released from the restricted account by March 31, 2007, then the funds may be returned to Laurus. We may prepay the May 2006 Secured Note at any time without penalty.

            Laurus has contractually agreed to restrict its ability to exercise its warrant and receive shares of our common stock such that the number of shares of our common stock held by it after such exercise does not exceed 4.99% of our then issued and outstanding shares of common stock. Such restriction shall automatically become null and void following notice to us upon occurrence of an event of default under the agreements with Laurus or upon 61days prior notice to our company.

            We are obligated to file a registration statement registering the resale of shares of our common stock issuable upon exercise of the New May 2006 Warrant. If the registration statement is not filed within 60 days of the closing, or declared effective within 180 days of the closing, or if the registration is suspended other than as permitted, in the registration rights agreement between our company and Laurus, we are obligated to pay Laurus certain fees and our obligations may be deemed to be in default.

            We paid a fee at closing to Laurus Capital Management LLC, the manager of the Laurus, equal to 3.50% of the total maximum funds borrowed under our agreements with Laurus.

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

Haddon

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

American Benefit Resources

On November 30, 2005, in connection with the purchase of assets from American Benefit Resources, Inc., the Company issued to IBF Fund Liquidating, LLC, that entity's parent company, 671,141 shares of common stock. On November 11, 2005, 12 accredited investors (the "B Investors") purchased an aggregate of 850,000 shares of Series B Cumulative Convertible Preferred Stock (the "B Preferred Stock") at $1.00 per share for an aggregate purchase price of $850,000. In addition, also on November 11, 2005, three accredited investors (the "C Investors") purchased an aggregate of 883,334 shares of Series C Cumulative Convertible Preferred Stock (the "C Preferred Stock") at $6.00 per share for an aggregate purchase price of $5,300,004. To date, National Investment Managers has raised an aggregate of $9,115,004 in connection with the sale of its B Preferred Stock that closed on October 18, 2005 and the sale of the B Preferred Stock and C Preferred Stock on November 11, 2005 The funds raised were utilized by the Company for working capital and acquisitions.

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

Series C Private Placement

Each share of C Preferred Stock is convertible, at any time at the option of the holder, into 12 shares of Common Stock. The C Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding C Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of common stock. Holders of the C Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.72 per share of C Preferred Stock paid on a semi-annually. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or
(iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue shares of common stock in connection with the dividend on the C Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by the Dividend VWAP; provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the C Investors piggyback registration rights and has agreed to file a registration statement registering the shares of common stock issuable upon conversion of the C Preferred Stock within 60 days of closing and have such registration statement declared effective within 120 days of filing. As the registration statement covering the shares of common stock underlying the Series C Preferred Stock has not been declared effective, we are required to pay a penalty of 1% of the aggregate purchase price per month until the registration statement has been declared effective. Such amounts shall be paid in cash or, at our option, in shares of common stock. In the event that the we elect to issue shares of common stock, such shares shall be determined by dividing the penalty amount by 98% of the volume-weighted average price of the common stock for the 20 trading days immediately prior to the dividend date (the "Dividend VWAP"); provided, however, if we are unable to determine the Dividend VWAP, then such payment shall be determined by dividing the penalty amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the penalty date.

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

Valley Forge Enterprises, Ltd.

On January 4, 2006, the Company issued 4,150,000 shares of common stock to the shareholders of Valley Forge Enterprises, Ltd. in consideration for the merger of that entity into a wholly-owned subsidiary of the Company.

Series D Cumulative Convertible Preferred Stock Private Placement

            On September 21, 2006, six accredited investors purchased 226,500 shares of Series D Cumulative Convertible Preferred Stock (the "Series D Preferred Stock") at $10.00 per share for a purchase price of $2,265,000. On November 8, 2006, seven additional investors purchased 135,000 shares of Series D Preferred Stock at $10.00 per share for a purchase price of $1,350,000. On December 11, 2006, five additional investors purchased 48,000 shares of Series D Preferred Stock at $10.00 per share for a purchase price of $480,000. As a result of the three aforementioned closings, we have sold an aggregate of 409,500 shares of Series D Preferred Stock to the investors for an aggregate purchase price of $4,095,000.

            For each share of Series D Preferred Stock purchased, each investor received a common stock purchase warrant to purchase ten shares of common stock of the Company (the " Series D Warrants"). The Series D Warrants shall be exercisable for a period of seven years at an exercise price of $0.50 per share. The funds raised in the first closing were utilized by us for working capital, future acquisitions and the payment of debt in connection with previous acquisitions and in the third closing for working capital and acquisitions. The funds raised in the third closing were utilized for working capital and acquisitions.

            Each share of Series D Preferred Stock is convertible, at any time at the option of the holder, into 20 shares of our common stock. Holders of the Series D Preferred Stock are entitled to receive, when declared by our board of directors, annual dividends of $1.20 per share of Series D Preferred Stock paid quarterly. Such dividends may be paid, at the election of our company, either
(i) in cash, (ii) in registered common stock of our company or (iii) in restricted shares of common stock of our company with piggyback registration rights. In the event that we elect to issue registered shares of common stock in connection with the dividend on the Series D Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 95% of the average closing sale price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Average Closing Price"). In the event that we elect to issue restricted shares of common stock in connection with the dividend on the Series D Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 80% of the Average Closing Price. If our company and the investors are unable to determine the Average Closing Price, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

            We are required to file a registration statement registering the shares of common stock issuable upon conversion or exercise of the shares of Series D Preferred Stock, Series D Warrants and upon declaration of the dividend within 60 days of closing. Further, we are required to use our best efforts to have such registration statement declared effective within 180 days of the first closing.

            In addition to any voting rights provided by law, holders of the Series D Preferred Stock will have the right to vote together with holders of common stock and preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of our Board of Directors. Each share of Series D Preferred Stock will have the number of votes corresponding to the number of shares of common stock into which the Series D Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

            In the event of any liquidation or winding up of our company, the holders of Series D Preferred Stock will be entitled to receive, in preference to holders of common stock but subject to preferential liquidation rights of Series A, Series B and Series C Convertible Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

            The shares of D Preferred Stock were offered and sold to the D Investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the C Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Series E Cumulative Convertible Preferred Stock Private Placement

            On December 21, 2006, accredited investors purchased an aggregate of 16,750 shares of Series E Cumulative Convertible Preferred Stock (the "Series E Preferred Stock") at $100.00 per share for an aggregate purchase price of $1,675,000 from our company. On January 31, 2007, accredited investors purchased an aggregate of 7,600 shares of Series E Preferred Stock at $100.00 per share for an aggregate purchase price of $760,000 from our company. On February 27, 2007, the Chairman of the Board of our company, an accredited investor, purchased 5,000 shares of Series E Preferred Stock at $100.00 per share for an aggregate purchase price of $500,000 from our company. For each share of Series E Preferred Stock purchased, each investor will receive a common stock purchase warrant to purchase 100 shares of common stock of our company (the "Series E Warrants"). The Series E Warrants are exercisable for a period of seven years at an exercise price of $0.50 per share. The funds raised were utilized by us for working capital and acquisitions.

            Each share of Series E Preferred Stock is convertible, at any time at the option of the holder, into 200 shares of common stock. Holders of the Series E Preferred Stock are entitled to receive, when declared by our board of directors, annual dividends of $12.00 per share of Series E Preferred Stock paid quarterly. Such dividends may be paid, at the election of our company, either
(i) in cash, (ii) in registered common stock or (iii) in restricted shares of common stock with piggyback registration rights. In the event that we elect to issue registered shares of common stock in connection with the dividend on the Series E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 95% of the average closing sale price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Average Closing Price"). In the event that we elect to issue restricted shares of common stock in connection with the dividend on the Series E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 80% of the Average Closing Price. If our company and the investors are unable to determine the Average Closing Price, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

            We have agreed to file a registration statement registering the shares of common stock issuable upon conversion or exercise of the shares of Series E Preferred Stock, Series E Warrants and upon declaration of the dividend. Further, we are required to use our best efforts to have such registration statement declared effective within 180 days of the first closing.

            In addition to any voting rights provided by law, holders of the Series E Preferred Stock will have the right to vote together with holders of common stock and the Series A, Series B, Series C and Series D Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of our Board of Directors. Each share of Series E Preferred Stock will have the number of votes corresponding to the number of shares of common stock into which the Series E Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

            In the event of any liquidation or winding up of our company, the holders of Series E Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A, Series B, Series C and Series D Convertible Preferred Stock and any amount of secured convertible debt, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

Lamoriello

            On October 3, 2006, we entered into and closed a Stock Purchase Agreement (the "Lamoriello Agreement") with THE LAMCO Group, Inc., a Florida corporation ("Lamco"), LCI, CPI, SPSI and Nicholas J. Lamoriello ("Lamoriello"). Pursuant to the Lamoriello Agreement, we acquired and, Lamco sold, 100% of the outstanding securities in the Lamoriello Entities. The Lamoriello Entities are retirement planning, pension plan design and administration entities.

            In consideration for the Lamoriello Entities, we paid Lamco $1,462,668 in cash, paid Lamoriello $1,374,907 representing debt owed by the Lamoriello Entities to Lamoriello and paid $362,424 to the Bank of America, N.A. representing debt owned by the Lamoriello Entities to the Bank of America, N.A. In addition, as additional consideration, we issued 3,000,000 shares of common stock to Lamco (the "Lamco Shares") and an option to purchase 300,000 shares of common stock of our company at $0.50 per share for a period of five years to Lamoriello (the "Lamoriello Option"). 1,700,000 of the Lamco Shares (the "Lamco Escrow Shares") were placed into escrow as further described below. We granted Lamco piggyback registration rights and demand registration rights subsequent to June 30, 2007 with respect to the Lamco Shares.

The Pension Alliance, Inc.

On February 28, 2007, we entered into and closed a Stock Purchase Agreement (the "TPA Agreement") with Renee J. Conner and William Renninger ("TPA Sellers") and The Pension Alliance, Inc. ("TPA"). Pursuant to the TPA Agreement, we acquired and, the TPA Sellers sold, 100% of the outstanding securities in TPA.

In consideration for 100% of the outstanding securities in TPA, we paid the TPA Sellers $3,250,000 in cash, issued the TPA Sellers convertible promissory notes for an aggregate of $675,000 with the first convertible promissory note in the amount of $337,500 payable April 28, 2008 and the second convertible promissory note in the amount of $337,500 payable April 28, 2009, and issued the TPA Sellers an aggregate of 1,088,710 shares of common stock of our company. The convertible promissory notes are convertible into shares of common stock at a conversion price of $0.62 per share. We agreed to use our best efforts to include the shares issued to the TPA Sellers in the next registration statement.

Pentec, Inc. and Pentec Capital Management, Inc.

On February 28, 2007, we entered into and closed a Stock Purchase Agreement (the "Pentec Agreement") with Michael E. Callahan ("Pentec Seller"), Pentec, Inc. ("Pentec") and Pentec Capital Management, Inc. ("PCM"). Pursuant to the Pentec Agreement, we acquired and, the Pentec Seller sold, 100% of the outstanding securities in Pentec and PCM.

In consideration for 100% of the outstanding securities in Pentec and PCM, we paid the Pentec Seller $1,517,000 in cash, issued the Pentec Seller 403,225 shares of our common stock and issued the Pentec Seller a promissory note for an aggregate of $1,450,000. We agreed to use our best efforts to include the shares issued to the Pentec Seller in the next registration statement.

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

Executive Overview

National Investment Managers Inc. ("NIVM" or the "Company") is in the principal business of acquiring and managing operating entities that offer third party administration primarily of retirement plans, financial and investment advisory services and insurance products to small and medium sized businesses in the United States of America and to high-net worth individuals. As of December 31, 2006, the Company owned 14 operating units in ten states. The wholly-owned subsidiaries are based in Jacksonville, FL; Orlando, FL; North Attleboro, MA; Haddonfield, NJ; New York City, NY; White Plains, NY; Bend, OR; Portland, OR; Horsham, PA; Valley Forge, PA; Providence, RI; Houston, TX; Marina Del Rey, CA; and Seattle, WA.

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

Expenses:

Selling, General and Administrative Expenses. Selling expenses are comprised of commissions, fees and salaries typically paid to producers, who are employed or affiliated with our firms. Advertising and marketing expenses are expensed as incurred. Commissions and fees are also paid to non-affiliated producers who utilize the services of our firms. At the corporate level, we incur general and administrative expense related to the acquisition of and administration of our firms, including employee compensation, occupancy, professional fees, travel and entertainment, technology and telecommunications. Stock-based compensation expense is disclosed separately.

Stock-based Compensation. The Company complies with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share Based Payment" and the SEC's SAB No. 107, "Valuation of Share-Based Payment Arrangements for Public Companies". SFAS No. 123(R) requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 25.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a risk-free interest rate of 4.2%.

Amortization. We incur amortization expense related to the amortization of intangible assets related to the acquisition of our firms.

Goodwill and Other Intangible Assets. Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Goodwill and intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment, at least annually, in accordance with the provisions of SFAS No. 142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

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

Acquisitions:

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

On August 2, 2005, NIVM acquired 100% of the capital stock of its wholly-owned subsidiaries, Stephen H. Rosen & Associates, Inc., ("Rosen") and Haddon Strategic Alliance, Inc. ("Haddon") (collectively, the "SHRA Group").

On November 30, 2005, NIVM acquired certain assets and liabilities of American Benefit Resources, Inc. ("ABR") and 100% of the capital stock of the wholly-owned subsidiaries of ABR, National Associates, Inc. N.W. ("National"), ABR Advisors, Inc. ("Advisors"), BPI/PPA, Inc. ("BPI"), Benefit Management, Inc. ("BMI"), MLK Capital Management, Inc. ("MLK Capital"), VEBA Administrators, Inc. dba Benefit Planning, Inc. ("VEBA") and AFC Enterprises, Inc. ("AFC"), (collectively the "ABR Group").

On January 4, 2006, NIVM acquired 100% of the issued and outstanding capital stock of Valley Forge Enterprises, Ltd. ("Valley Forge").

On March 24, 2006, NIVM sold to M. Lane Kerns, Billie Kerns, and Kerns Asset Management, LLC (i) 100% of the issued and outstanding shares of MLK Capital Management, Inc. and (ii) certain assets, client relationships and liabilities of BMI related to the third party administration business.

On October 3, 2006, NIVM acquired 100% of the outstanding securities of The Lamco Group ("Lamco"), Lamoriello & Co., Inc. ("LCI"), Circle Pension, Inc. ("CPI"), and Southeastern Pension Services, Inc. ("SPSI").

On December 1, 2006, NIVM acquired 100% of the issued and outstanding securities in National Actuarial Pension Services ("NAPS").

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

                                                            % of                     % of       $ Change       % Change
                                                2006      Revenues      2005       Revenues   2006 to 2005   2006 to 2005
                                            -----------   --------   -----------   --------   ------------   ------------
Revenues                                     22,892,489    100.0%    $ 4,824,528    100.0%     18,067,961        374.5%
                                            -----------    -----      ----------    -----     -----------       ------
Operating expenses
  Selling, general and administrative
  expenses                                   20,240,096     88.4%      5,149,239    106.7%     15,090,857        293.1%
  Stock based compensation                    1,025,870      4.5%        293,867      6.1%        732,003        249.1%
  Depreciation and amortization               3,478,161     15.2%        749,250     15.5%      2,728,911        364.2%
                                            -----------    -----      ----------    -----     -----------       ------
                                             24,744,127    108.1%      6,192,356    128.4%     18,551,771        299.6%
                                            -----------    -----      ----------    -----     -----------       ------
Operating loss                               (1,851,638)    -8.1%     (1,367,828)   -28.4%       (483,810)        35.4%
                                            -----------    -----      ----------    -----     -----------       ------
Other income (expense):
  Reverse acquisition costs                          --       --        (215,000)    -4.5%        215,000       -100.0%
  Interest expense                           (4,446,457)   -19.4%     (1,196,864)   -24.8%     (3,249,593)       271.5%
  Change in fair value of derivative
  financial instruments                         390,950      1.7%       (123,734)    -2.6%        514,684       -416.0%
  Interest, divident and rental income          205,357      0.9%         66,336      1.4%        139,021        209.6%
                                            -----------    -----      ----------    -----     -----------       ------
                                             (3,850,150)   -16.8%     (1,469,262)   -30.5%     (2,380,888)       162.0%
                                            -----------    -----      ----------    -----     -----------       ------
Loss before deferred income tax benefit      (5,701,788)   -24.9%     (2,837,090)   -58.8%     (2,864,698)       101.0%
Deferred income tax benefit                     498,288      2.2%         29,105      0.6%        469,183       1612.0%
                                            -----------    -----      ----------    -----     -----------       ------
Net loss                                     (5,203,500)   -22.7%     (2,807,985)   -58.2%    $(2,395,515)        85.3%
                                                            ====                    =====     ===========       ======
Preferred deividends                         (1,418,374)                (413,101)
                                            -----------              -----------
Net loss available to common shareholders   $(6,621,874)             $(3,221,086)
                                            ===========              ===========

2006 Results of Operations:

Net loss available to common shareholders for the year ended December 31, 2006, was $6,621,874. This was comprised of revenues of $22,892,489, less expenses, preferred dividends and deferred income tax benefits of $29,514,363. Revenue for the year ended December 31, 2006, amounted to $22,892,489, which was a 374.5% increase over 2005. The year over year increase was primarily driven by 2006 acquisitions, as well as the full year's results for the SHRA Group and the ABR Group, which were acquired in August 2005 and November 2005, respectively. The 2006 revenue was generated from three sources; third party administration - $19,430,081; financial planning and investment advisory fees - $2,899,589; and insurance commissions - $562,819.

Selling, general and administrative expenses of $20,240,096 for the year ended December 31, 2006 increased 293.1% compared to 2005, primarily due to acquisitions. The 2006 expenses included salaries and related payroll costs for officers and administrative staff of $12,970,489, commission fees paid to third parties of $508,768, and marketing expenses of $73,109. They also included rent and utilities costs of $1,550,573, professional fees of $1,875,393, office expenses of $932,271, insurance expense of $1,038,105, travel and entertainment of $309,893, and miscellaneous other expenses of $613,900.

Depreciation and amortization for the year ended December 31, 2006, amounted to $3,478,161, a 364.2% increase over 2005. This included the amortization of customer lists/relationships and other intangible assets acquired in connection with acquisitions.

Stock based compensation for the year ended December 31, 2006, amounted to $1,025,870, a 249.1% increase over 2005 as a result of the issuance of stock options and other share compensation to senior management and employees of acquired companies as part of the acquisitions.

Other income (expense)

Net other expense for the year ended December 31, 2006, amounted to $3,850,150 compared to $1,469,262 in 2005, a 162.0% increase. The year over year increase was driven by a 271.5% increase in interest expense to $4,446,457, (including non-cash interest of $1,586,288 due to accretion of our secured convertible notes and loans).

2005 Results of Operations:

On December 13, 2004, DCFG acquired 100% of the capital stock of its wholly-owned subsidiaries, Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein, Inc. ("PAS Group"). However, the acquisition was accounted for as a purchase as if it was effectively completed on December 31, 2004. As such, the operations for the year ended December 31, 2005, were the first full year of the operations of the Company and are not comparable to any prior periods.

Net loss available to common shareholders for the year ended December 31, 2005, was $3,221,086. This was comprised of revenues of $4,824,528, less expenses, preferred dividends and deferred income tax benefits of $8,045,614.

Revenue for the year ended December 31, 2005, amounted to $4,824,528. This revenue was generated from three sources; third party administration - $3,441,256; financial planning and investment advisory fees - $1,330,104; and insurance commissions - $53,168.

Selling, general and administrative expenses for the year ended December 31, 2005, amounted to $5,149,239. These expenses included salaries and related payroll costs for officers and administrative staff of $3,247,405, rent expense of $354,000, professional fees of $385,873, insurance of $106,353, investor relations costs of $107,840, and consulting fees of $110,249.

Depreciation and amortization for the year ended December 31, 2005, amounted to $749,250. This included the amortization of customer lists/relationships and other intangible assets acquired in connection with the PAS Group, SHRA Group and ABR Group acquisitions.

Stock based compensation for the year ended December 31, 2005, amounted to $293,867.

Other income (expense)

Net other expense for the year ended December 31, 2005, amounted to $1,469,262. This included interest expense of $1,196,864, (including non-cash interest of $588,578 due to accretion of our secured convertible notes and loans).

Liquidity and Capital Resources

A detail of the changes in 2006 cash flow data is as follows:

                                                       December 31, 2006
                                                       -----------------
Cash flows from operating activities:
Net loss                                                  $(5,203,500)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                           3,478,161
    Recovery of bad debt                                     (100,526)
    Noncash interest                                        1,586,288
    Stock-based compensation                                1,025,870
    Gain on sale of MLK Group                                (166,568)
    Deferred income tax benefit                              (652,671)
    Change in fair value of derivative securities            (390,951)
Increase (decrease) in cash attributable to changes
  in operating assets and liabilities
    Accounts receivable, net                                 (899,421)
    Prepaid expenses and other current assets                (505,729)
    Accounts payable                                          427,027
    Unearned revenues                                         448,452
    Accrued expenses and other current liabilities            516,698
                                                          -----------
Net cash used in operating activities                        (436,870)
                                                          -----------
Cash flows from investing activities:
  Purchases of property and equipment                        (188,153)
  Acquisition of ABR                                         (120,696)
  Acquisition of Valley Forge                              (3,714,500)
  Acquisition of Lamco                                     (3,298,150)
  Acquisiton of NAPS                                       (1,861,697)
  Proceeds from sale of MLK Group                             796,098
  Decrease in receivable from ABR trustee                     150,000
                                                          -----------
Net cash used in investing activities                      (8,237,098)
                                                          -----------
Cash flows from financing activities:
  Proceeds from long-term debt                              7,000,000
  Payments on long-term debt and notes                     (2,938,670)
  Proceeds from preferred stock sales, net and other        5,396,747
  Payment of deferred financing costs                        (557,000)
                                                          -----------
Net cash provided by financing activities                   8,901,077
                                                          -----------
Increase in cash                                          $   227,109
                                                          ===========

Net cash used in operating activities of $436,870 was primarily due to a net loss of $5,203,500, increases in accounts payable of $188,599, and increases in accrued expenses and other liabilities of $480,911, offset by non cash items of $4,779,604 and an increase in accounts receivable of $925,031.

Net cash of $8,237,098 used in investing activities was primarily due to funds expended in the Valley Forge, Lamco, and NAPS acquisitions.

Net cash of $8,901,077 provided by financing activities was primarily due to the proceeds from our Series D Preferred Stock offering, Series C Preferred Stock offering, as well as the proceeds from the long-term debt offering.

A detail of the changes in 2005 cash flow data is as follows:

                                                       December 31, 2005
                                                       -----------------
Cash flows from operating activities:
Net loss                                                   $(2,807,985)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                              749,250
    Noncash interest                                           588,578
    Stock-based compensation                                   293,867
    Stock issued for services                                   43,788
    Deferred income tax benefit                                (29,105)
    Change in fair value of derivative securities              123,734
Increase (decrease) in cash attributable to changes
  in operating assets and liabilities
    Accounts receivable, net                                   750,540
    Prepaid expenses and other current assets                 (177,094)
    Other assets                                               232,544
    Accounts payable                                          (339,230)
    Unearned revenues                                          451,478
    Accrued expenses and other current liabilities          (1,551,685)
                                                           -----------
Net cash used in operating activities                       (1,671,320)
                                                           -----------
Cash flows from investing activities:
  Purchases of property and equipment                          (43,234)
  Acquisition of PAS                                          (233,340)
  Acquisition of SHRA Group                                 (2,216,884)
  Acquisition of ABR                                        (8,915,116)
  Cash acquired (reverse merger transaction)                    11,502
                                                           -----------
Net cash used in investing activities                      (11,397,072)
                                                           -----------
Cash flows from financing activities:
  Proceeds from long-term debt                              12,700,000
  Payments on long-term debt and notes                      (2,279,717)
  Proceeds from preferred stock sales, net and other         9,015,355
  Payment of deferred financing costs                         (492,833)
                                                           -----------
Net cash provided by financing activities                   18,942,805
                                                           -----------
Increase in cash                                           $ 5,874,413
                                                           ===========

Net cash used in operating activities of $1,671,320 was primarily due to a net loss of $2,807,985, decreases in accounts receivables and other assets of $750,540 and $232,544 respectively, offset by non cash items of $1,770,112 and an increase in accounts payable and accrued expenses of $339,230 and $1,551,685 respectively.

Net cash of $11,397,072 used in investing activities was primarily due to funds expended in the SHRA Group and ABR Group acquisitions.

Net cash of $18,942,805 provided by financing activities was primarily due to the proceeds of three loans aggregating to $12,700,000 and the gross proceeds of $3,815,000 from our Series B Preferred Stock offering, and $5,300,000 from our Series C Preferred Stock offering.

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

Series D Cumulative Convertible Preferred Stock Private Placement

On September 21, 2006, six accredited investors purchased 226,500 shares of Series D Cumulative Convertible Preferred Stock (the "Series D Preferred Stock") at $10.00 per share for a purchase price of $2,265,000. On November 8, 2006, seven additional investors purchased 135,000 shares of Series D Preferred Stock at $10.00 per share for a purchase price of $1,350,000. On December 11, 2006, five additional investors purchased 48,000 shares of Series D Preferred Stock at $10.00 per share for a purchase price of $480,000. As a result of the three aforementioned closings, we have sold an aggregate of 409,500 shares of Series D Preferred Stock to the investors for an aggregate purchase price of $4,095,000.

For each share of Series D Preferred Stock purchased, each investor received a common stock purchase warrant to purchase ten shares of common stock of the Company (the " Series D Warrants"). The Series D Warrants shall be exercisable for a period of seven years at an exercise price of $0.50 per share. The funds raised in the first closing were utilized by us for working capital, future acquisitions and the payment of debt in connection with previous acquisitions and in the third closing for working capital and acquisitions. The funds raised in the third closing were utilized for working capital and acquisitions.

Each share of Series D Preferred Stock is convertible, at any time at the option of the holder, into 20 shares of our common stock. Holders of the Series D Preferred Stock are entitled to receive, when declared by our board of directors, annual dividends of $1.20 per share of Series D Preferred Stock paid quarterly. Such dividends may be paid, at the election of our company, either
(i) in cash, (ii) in registered common stock of our company or (iii) in restricted shares of common stock of our company with piggyback registration rights. In the event that we elect to issue registered shares of common stock in connection with the dividend on the Series D Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 95% of the average closing sale price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Average Closing Price"). In the event that we elect to issue restricted shares of common stock in connection with the dividend on the Series D Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 80% of the Average Closing Price. If our company and the investors are unable to determine the Average Closing Price, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

We are required to file a registration statement registering the shares of common stock issuable upon conversion or exercise of the shares of Series D Preferred Stock, Series D Warrants and upon declaration of the dividend within 60 days of closing. Further, we are required to use our best efforts to have such registration statement declared effective within 180 days of the first closing.

In addition to any voting rights provided by law, holders of the Series D Preferred Stock will have the right to vote together with holders of common stock and preferred stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of our Board of Directors. Each share of Series D Preferred Stock will have the number of votes corresponding to the number of shares of common stock into which the Series D Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of our company, the holders of Series D Preferred Stock will be entitled to receive, in preference to holders of common stock but subject to preferential liquidation rights of Series A, Series B and Series C Convertible Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends. The shares of D Preferred Stock were offered and sold to the D Investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the C Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Series E Cumulative Convertible Preferred Stock Private Placement

On December 21, 2006, accredited investors purchased an aggregate of 16,750 shares of Series E Cumulative Convertible Preferred Stock (the "Series E Preferred Stock") at $100.00 per share for an aggregate purchase price of $1,675,000 from our company. On January 31, 2007, accredited investors purchased an aggregate of 7,600 shares of Series E Preferred Stock at $100.00 per share for an aggregate purchase price of $760,000 from our company. On February 27, 2007, the Chairman of the Board of our company, an accredited investor, purchased 5,000 shares of Series E Preferred Stock at $100.00 per share for an aggregate purchase price of $500,000 from our company. For each share of Series E Preferred Stock purchased, each investor will receive a common stock purchase warrant to purchase 100 shares of common stock of our company (the "Series E Warrants"). The Series E Warrants are exercisable for a period of seven years at an exercise price of $0.50 per share. The funds raised were utilized by us for working capital and acquisitions.

Each share of Series E Preferred Stock is convertible, at any time at the option of the holder, into 200 shares of common stock. Holders of the Series E Preferred Stock are entitled to receive, when declared by our board of directors, annual dividends of $12.00 per share of Series E Preferred Stock paid quarterly. Such dividends may be paid, at the election of our company, either
(i) in cash, (ii) in registered common stock or (iii) in restricted shares of common stock with piggyback registration rights. In the event that we elect to issue registered shares of common stock in connection with the dividend on the Series E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 95% of the average closing sale price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Average Closing Price"). In the event that we elect to issue restricted shares of common stock in connection with the dividend on the Series E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 80% of the Average Closing Price. If our company and the investors are unable to determine the Average Closing Price, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

We have agreed to file a registration statement registering the shares of common stock issuable upon conversion or exercise of the shares of Series E Preferred Stock, Series E Warrants and upon declaration of the dividend. Further, we are required to use our best efforts to have such registration statement declared effective within 180 days of the first closing.

In addition to any voting rights provided by law, holders of the Series E Preferred Stock will have the right to vote together with holders of common stock and the Series A, Series B, Series C and Series D Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of our Board of Directors. Each share of Series E Preferred Stock will have the number of votes corresponding to the number of shares of common stock into which the Series E Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of our company, the holders of Series E Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A, Series B, Series C and Series D Convertible Preferred Stock and any amount of secured convertible debt, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

Financing Arrangements with Laurus Master Fund, Ltd.

March 2005 Loan

On March 9, 2005, we issued to Laurus Master Fund, Ltd. ("Laurus") (i) a secured convertible term note in the principal amount of $3,000,000, (ii) warrants, as amended, entitling Laurus to purchase up to 1,084,338 shares of our common stock at a per share exercise price of $0.50, and (iii) an option to purchase up to 643,700 shares of our common stock at a per share purchase price of $0.01. The outstanding balance on the term note is $2,320,996. The following describes the material terms of the March 2005 financing transaction with Laurus:

Principal Payments. Amortizing payments of the outstanding principal amount of the note not contained in the restricted account, referred to as the "Amortizing Principal Amount", began on July 1, 2005, in monthly installments of $14,705.88, which was increased to $100,913.78 following the release of funds from the restricted account, on the first day of each succeeding calendar month until paid, together with accrued and unpaid interest (whether by the payment of cash or by the conversion of such principal into common stock, as described below). In connection with the May 2006 financing, as described below, we agreed with Laurus that we will not be required to make Amortizing Principal Amount payments commencing on June 1, 2006 through March 31, 2007. Such payments shall resume on April 1, 2007.

Interest Payments. Interest will accrue at a rate per annum equal to the "prime rate" published in The Wall Street Journal, as adjusted from time to time, plus three percent (3%) and is payable monthly in arrears, commencing on April 1, 2005.

If, as of the last business day of a month prior to maturity when the shares underlying each conversion of the note and the exercise of the warrant have been registered, the market price of our common stock for the five consecutive trading days immediately preceding the last business day of such month exceeds the then-applicable fixed conversion price, discussed below, by at least 25%, the interest rate for the succeeding calendar month will automatically be reduced by 25 basis points (0.25%) for each incremental 25% increase in the market price of our common stock above the conversion price.

Note Conversion Rights. Laurus may, at any time, convert the outstanding indebtedness under the note into shares of our common stock at a price of $0.83 per share. Subject to the restrictions on conversion by Laurus described below, Laurus is required to convert the monthly payment due on account of principal and interest, plus any other amounts under the note that are due and unpaid into shares of our common stock if the following criteria are met:(i) the average closing price of our common stock for the five consecutive trading days preceding such due date is greater than 120% of the conversion price, and (ii) the amount of such conversion does not exceed 25% of the aggregate dollar trading volume of our Common Stock for the 22-day trading period immediately preceding the due date of the applicable monthly amount.

If the foregoing criteria are not met, Laurus must convert only such part of the monthly amount that meets the conversion criteria. Any part of the applicable monthly amount that Laurus has not been able to convert due to failure to meet the conversion criteria must be paid by us in cash within three business days of the applicable repayment date.

Right to Redeem Note. We have the option of prepaying the outstanding principal amount of the note in whole or in part by paying an amount equal to (i) with respect to principal amount subject to amortization, 125% of the principal amount to be redeemed; and (ii) with respect to the principal amount that are not subject to amortization, 120% of the principal amount to be redeemed.

Security for Note. The note is secured by a blanket lien on substantially all of our assets and the assets of our subsidiaries. Each of our subsidiaries delivered to Laurus a guarantee of our obligations to Laurus. In addition, we pledged our ownership interests in our its subsidiaries. In the event of a default, Laurus has the right to accelerate payments under the note and, in addition to any other remedies available to it, to foreclose upon the assets securing the Note.

Warrant Terms. The warrants grant Laurus the right to purchase up to 1,084,338 shares of Common Stock at an exercise price of $0.50 per share until March 9, 2012. Upon exercise of the warrant, payment may be made (i) in cash, (ii) by delivery of the warrant or shares of common stock and/or common stock receivable upon exercise of the warrant, or (iii) by a combination of any of the foregoing methods. The exercise price of the Warrant is subject to adjustment for stock splits, combinations, dividends and the like.

Option Terms. The option grants Laurus the right, for a period of eight years, to purchase for cash up to 643,700 shares of our common stock at an exercise price of $0.01 per share upon 75-day prior notice. The exercise price of the Warrant option subject to adjustment for stock splits, combinations, dividends and the like.

Restrictions on conversion of note and exercise of option and warrant. We may pay amounts due under the note in shares of Common Stock only so long as there is an effective registration statement covering the resale of the shares or an exemption from such registration is available under Rule 144 promulgated under the Securities Act of 1933, as amended. In addition, Laurus may not receive shares if exercise of the warrant or the option, or payment of principal or interest on the note, or upon conversion of the note, as the case may be, would cause Laurus to beneficially own in excess of 4.99% of the outstanding shares of common stock. This provision may not be waived.

Registration Rights. Pursuant to the terms of a Registration Rights Agreement, we are obligated to file a registration statement registering the resale of the shares of common stock issuable upon payment or conversion of the note and exercise of the warrant and option. We were required to file the registration statement on or prior to April 23, 2005 and have the registration statement declared effective by the Securities and Exchange Commission on or prior to July 7, 2005. These dates were subsequently extended, as described below.

November 2005 Loan

On November 30, 2005, we issued to Laurus (i) a $9,200,000 in a secured term note and (ii) 1,108,434 shares of our common stock. The term note matures on November 30, 2009 and bears interest at a rate of 17.5% per annum, which is payable in two tranches. The first tranche bears interest at the rate of 10% and is payable on a monthly basis commencing December 1, 2005. The second tranche bears interest at the rate of 7.5% and is payable on a monthly basis commencing December 1, 2005, provided, that we may elect to add the second tranche to the principal of the term note. Commencing June 1, 2006, we are required to commence making monthly amortizing payments in the amount of $219,047.62. We may prepay the term note at any time without penalty. In connection with the May 2006 financing, we agreed with Laurus that we will not be required to make our monthly amortizing payments commencing on June 1, 2006 through March 31, 2007. Such payments shall resume on April 1, 2007. In addition, we also entered into an Amended and Restated Registration Rights Agreement with Laurus pursuant to which we agreed to file a registration statement registering the shares issued in November 2005 and the shares of common stock issuable upon conversion or exercise of the note, stock option and warrants issued to Laurus in March 2005. The Amended and Restated Registration Rights Agreement was amended in August 2006. We were required to file the registration statement within 15 days of filing our Form 10-KSB for the year ended December 31, 2005 and have the registration statement declared effective by September 15, 2006. We are presently incurring liquidated damages equal to 1.5% of the notes issued in March 2005 on a monthly basis.

May 2006 Financing

On May 30, 2006, we entered into agreements with Laurus pursuant to which we sold debt and a warrant to purchase common stock of our company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities sold to Laurus included the following:

     o a secured term note with a principal amount of $7,000,000 (the "May 2006 Secured Note"); and

     o a common stock purchase warrant to purchase up to 700,000 shares of common stock of the Company, at an exercise price of $0.01 per share, exercisable until May 30, 2011 (the "May 2006 Warrant").

On June 12, 2006, we entered into an agreement with Laurus pursuant to which the May 2006 Warrant was rescinded, a new common stock purchase warrant (the "New May 2006 Warrant") was issued to Laurus and we paid Laurus $105,000. The New May 2006 Warrant, dated May 30, 2006, is exercisable to purchase up to 700,000 shares of common stock of our company, at an exercise price of $0.1667 per share, exercisable until May 30, 2011. The $7,000,000 purchase price, less the payment of fees to Laurus Capital Management LLC in connection with this financing, for the May 2006 Secured Term Note was placed into a restricted account with North Fork Bank. Such funds were held in the restricted account and released to our company in connection with several acquisitions culminating in November 2006.

The May 2006 Secured Note is secured by a blanket lien on substantially all of our assets, the assets of our subsidiaries and the cash held in the restricted account at North Fork Bank. Each of our subsidiaries delivered to Laurus a guarantee of our obligations to Laurus and we pledged our ownership interests in our subsidiaries to Laurus in connection with the March 2005 financing, which such guarantees and pledges also cover the May 2006 Secured Note. In the event of a default, Laurus has the right to accelerate payments under the May 2006 Secured Note and, in addition to any other remedies available to it, to foreclose upon the assets securing the May 2006 Secured Note.

The May 2006 Secured Note matures on May 30, 2010 and bears interest at a rate of up to 17.5% per annum, which is payable in two tranches. The first tranche bears interest at the rate of 10% and is payable on a monthly basis commencing on July 1, 2006. Any amounts due under the first tranche shall be reduced by the dollar amount of interest earned on funds on deposit with North Fork Bank. The second tranche bears interest at the rate of 7.5% and is payable on a monthly basis commencing on the date the funds are released to us from the restricted account, provided, that we may elect to add the second tranche to the principal amount of the May 2006 Secured Note. Commencing on April 1, 2007, we are required to commence making monthly amortizing payments equal to 1/60th of amounts outstanding under the May 2006 Secured Note that are not contained in the restricted account. If the funds have not been released from the restricted account by March 31, 2007, then the funds may be returned to Laurus. We may prepay the May 2006 Secured Note at any time without penalty.

Laurus has contractually agreed to restrict its ability to exercise its warrant and receive shares of our common stock such that the number of shares of our common stock held by it after such exercise does not exceed 4.99% of our then issued and outstanding shares of common stock. Such restriction may not be waived

We are obligated to file a registration statement registering the resale of shares of our common stock issuable upon exercise of the New May 2006 Warrant. If the registration statement is not filed within 60 days of the closing, or declared effective within 160 days of the closing, or if the registration is suspended other than as permitted, in the registration rights agreement between our company and Laurus, we are obligated to pay Laurus certain fees and our obligations may be deemed to be in default.

We paid a fee at closing to Laurus Capital Management LLC, the manager of the Laurus, equal to 3.50% of the total maximum funds borrowed under our agreements with Laurus.

On August 10, 2006, we entered into an Amendment Agreement with Laurus pursuant to which Laurus agreed to remove its contractual ability to waive its ownership limitation of 4.99% of our issued and outstanding shares of common stock as provided under the March 2005 Note, the March 2005 Warrant and the March 2005 Option and the May 2006 Warrant. Further, the effectiveness date as set forth in the Amended and Restated Registration Rights Agreement entered with Laurus pursuant to which it agreed to file a registration statement registering the November 2005 Shares and the shares of common stock issuable upon conversion or exercise of the March 2005 Term Note, March 2005 Option and the March 2005 Warrant was extended to September 15, 2006.

Lamoriello

On October 3, 2006, we entered into and closed a Stock Purchase Agreement (the "Lamoriello Agreement") with THE LAMCO Group, Inc., a Florida corporation ("Lamco"), LCI, CPI, SPSI and Nicholas J. Lamoriello ("Lamoriello"). Pursuant to the Lamoriello Agreement, we acquired and, Lamco sold, 100% of the outstanding securities in the Lamoriello Entities. The Lamoriello Entities are retirement planning, pension plan design and administration entities.

In consideration for the Lamoriello Entities, we paid Lamco $1,462,668 in cash, paid Lamoriello $1,374,907 representing debt owed by the Lamoriello Entities to Lamoriello and paid $362,424 to the Bank of America, N.A. representing debt owned by the Lamoriello Entities to the Bank of America, N.A. In addition, as additional consideration, we issued 3,000,000 shares of common stock to Lamco (the "Lamco Shares") and an option to purchase 300,000 shares of common stock of our company at $0.50 per share for a period of five years to Lamoriello (the "Lamoriello Option"). 1,700,000 of the Lamco Shares (the "Lamco Escrow Shares") were placed into escrow as further described below. We granted Lamco piggyback registration rights and demand registration rights subsequent to June 30, 2007 with respect to the Lamco Shares.

The Pension Alliance, Inc.

On February 28, 2007, we entered into and closed a Stock Purchase Agreement (the "TPA Agreement") with Renee J. Conner and William Renninger ("TPA Sellers") and The Pension Alliance, Inc. ("TPA"). Pursuant to the TPA Agreement, we acquired and, the TPA Sellers sold, 100% of the outstanding securities in TPA.

In consideration for 100% of the outstanding securities in TPA, we paid the TPA Sellers $3,250,000 in cash, issued the TPA Sellers convertible promissory notes for an aggregate of $675,000 with the first convertible promissory note in the amount of $337,500 payable April 28, 2008 and the second convertible promissory note in the amount of $337,500 payable April 28, 2009, and issued the TPA Sellers an aggregate of 1,088,710 shares of common stock of our company. The convertible promissory notes are convertible into shares of common stock at a conversion price of $0.62 per share. We agreed to use our best efforts to include the shares issued to the TPA Sellers in the next registration statement.

Pentec, Inc. and Pentec Capital Management, Inc.

On February 28, 2007, we entered into and closed a Stock Purchase Agreement (the "Pentec Agreement") with Michael E. Callahan ("Pentec Seller"), Pentec, Inc. ("Pentec") and Pentec Capital Management, Inc. ("PCM"). Pursuant to the Pentec Agreement, we acquired and, the Pentec Seller sold, 100% of the outstanding securities in Pentec and PCM.

In consideration for 100% of the outstanding securities in Pentec and PCM, we paid the Pentec Seller $1,517,000 in cash, issued the Pentec Seller 403,225 shares of our common stock and issued the Pentec Seller a promissory note for an aggregate of $1,450,000. We agreed to use our best efforts to include the shares issued to the Pentec Seller in the next registration statement.

Dividends

We accrue an annual cash dividend of 12% per share of our Series A, B, C, D, and E Convertible Preferred Stock at December 31, 2006.

Seller Financing

In connection with our acquisition strategy, part of the purchase price is paid through seller financed instruments. In addition, certain sellers advance funds on a short-term basis for minimum working capital purposes. As of December 31, 2006, total funds due to former owners were $1,998,928. Of this amount, $1,648,928 is due in 2007 and $350,000 in 2008. Seller financed instruments bear interest at rates between 5% and 12%. All seller financed instruments are uncollateralized except for three series of notes which are secured by the stock of the subsidiary which the sellers sold.

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

Critical Accounting Policies

Business Acquisitions, Purchase Price Allocations and Intangible Assets

As of December 31, 2006, we had completed 6 groups of acquisitions. All of these acquisitions have been accounted for using the purchase method, and their related net assets and results of operations were included in our consolidated financial statements commencing on their respective acquisition dates. Certain acquisitions have provisions for contingent additional consideration based upon the financial results. This additional consideration is reflected as an increase in goodwill when results are achieved and the outcome of the contingency is determinable beyond a reasonable doubt.

We allocate the excess of purchase price over net assets acquired to customer relationships, covenants not to compete, employment contracts, trade name, and goodwill. We amortize intangibles over a 5-15 year period for customer lists/ relationships and trade names, a 2-4 year period for covenants not to compete and a 1-2 year period for employment agreements. In accordance with SFAS 142 we do not amortize goodwill.

We adhere to the Security and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements", as amended by SAB No. 104.

We comply with the fair value recognition provisions of SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 25.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 10 years, and a risk-free interest rate of 4.2%.

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2006 are as follows:

Balance as of December 31, 2004                                    $ 1,374,486
Goodwill acquired during the 2005                                    8,131,226
Contingent consideration payments                                      312,562
                                                                   -----------
Balance as of December 31, 2005                                    $ 9,818,174

Goodwill acquired during 2006                                        7,560,796
Less Disposals                                                        (375,600)
                                                                   -----------
Balance as of December 31, 2006                                    $17,003,370
                                                                   ===========
Other Intangible Assets

Other intangible assets recognized in connection with the Company's PAS, SHRA Group, ABR, Valley Forge, Lamco, and NAPS acquisitions include the following:

                                    Gross
                                   Carrying                                 Estimated
                                    Amount     Amortization       Net         Lives
                                 -----------   ------------   -----------   ---------
Customer lists / relationships   $22,800,884    $2,041,111    $20,759,773   5-15 years

Covenants not to compete           4,180,600     1,189,976      2,990,624   2-4 years

Trade name                           626,000         6,700        619,300   15 years

Employment agreement                 989,000       317,542        671,458   1-2 years
                                 -----------    ----------    -----------
                                 $28,596,484    $3,555,329    $25,041,155
                                 ===========    ==========    ===========

The Company defines customer lists/relationships as the acquired firm's existing client relationships that provide a significant source of income through recurring revenue over the course of the economic life of the relationships.

These other intangible assets will be amortized by use of the straight-line method over the estimated lives of the assets. During the year ended December 31, 2006, amortization expense related to customer lists/relationships and other intangible assets acquired in connection with our acquisitions were approximately $2,896,00. We periodically evaluate the recoverability of intangible assets, taking into account events or circumstances that may warrant a revision to estimated useful lives or impairment conditions.

Estimated amortization expense for future years will change primarily as the Company continues to acquire firms.

Subsequent Events

Acquisition

On January 2, 2007, National Investment Managers Inc. (the "Company") entered into and closed a Stock Purchase Agreement (the "Agreement") with Jo Ann Massanova and Carmen Laverghetta ("Sellers") and Benefit Dynamics, Inc. ("BDI"). Pursuant to the Agreement, the Company acquired and, the Sellers sold, 100% of the outstanding securities in BDI. BDI is engaged in the business of retirement planning, pension plan design and administration.

In consideration for 100% of the outstanding securities in BDI, the Company paid the Sellers $300,000 in cash and issued the Sellers promissory notes for an aggregate of $200,000 with the first promissory note in the amount of $100,000 payable March 2, 2008 and the second promissory note in the amount of $100,000 payable March 2, 2009. In the event that certain EBITDA targets are not achieved by BDI during the timeframe that the above promissory notes are outstanding, then the promissory notes will be reduced by the amount of such shortfall; provided, however, in the event that Jo Ann Massanova is terminated without cause, then the promissory notes may not be reduced.

In connection with the acquisition of 100% of the outstanding securities in BDI described above, the Company entered into Non-Competition, Non-Disclosure and Non-Solicitation Agreements with the Sellers. In addition, the Company entered into Employment Agreements with Jo Ann Massanova and Carmen Laverghetta for a period of two years with compensation of $165,000 and $90,000 per year, respectively. Finally, the Company entered into a Stock Option Agreement with Jo Ann Massanova pursuant to which the Company granted Ms. Massanova the option to purchase 100,000 shares of common stock at $0.50 per share.

Prior to the acquisition of BDI, no material relationship existed between the Company and the Sellers and/or their affiliates, directors, officers or any associate of an officer or director.

BDI currently serves approximately 200 retirement plans and 100 Section 125 (cafeteria style) plans through its office located in Cherry Hill, New Jersey. The retirement plan assets are valued at approximately $200 million.

The acquisition of BDI will be accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

The net purchase price for the acquisition of BDI of $520,000 (including $20,000 of estimated acquisition costs) is being allocated on a preliminary basis as follows:

Assets acquired:
   Customer lists/relationships   $520,000
   Goodwill                        208,000
                                  --------
                                   728,000
Liabilities assumed:
   Deferred tax liability          208,000
                                  --------
Net purchase price                $520,000
                                  ========

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (10 years) at $52,000 per year. The amortization is not deductible for tax purposes.

On February 28, 2007, National Investment Managers Inc. (the "Company") entered into and closed a Stock Purchase Agreement (the "Agreement") with Renee J. Conner and William Renninger ("Sellers") and The Pension Alliance, Inc. ("TPA"). Pursuant to the Agreement, the Company acquired and, the Sellers sold, 100% of the outstanding securities in TPA.

In consideration for 100% of the outstanding securities in TPA, the Company paid the Sellers $3,250,000 in cash, issued the Sellers convertible promissory notes for an aggregate of $675,000 with the first convertible promissory note in the amount of $337,500 payable April 28, 2008 and the second convertible promissory note in the amount of $337,500 payable April 28, 2009, and issued the Sellers an aggregate of 1,088,710 shares of common stock of the Company at $0.62 per share, the market price on the date of acquisition. The convertible promissory notes are convertible into shares of common stock of the Company at a conversion price of $0.62 per share. In the event that certain EBITDA targets are not achieved by TPA during the 24 months following the closing date, then the convertible promissory notes and shares of common stock will be reduced by the amount of such shortfall; provided, however, in the event that Renee J. Conner is terminated without cause, then the convertible promissory notes and purchase price shares may not be reduced. Further, in the event that certain EBITDA targets are achieved, then the Company is obligated to pay to the Sellers an additional purchase price in the form of cash, convertible promissory notes and shares of common stock not to exceed an overall value of $750,000.

In connection with the acquisition of 100% of the outstanding securities in TPA described above, the Company entered into an Employment Agreement with Renee J. Connor for a period of two years with compensation of $75,000 for the initial year and $175,000 for the second year, as well as Non-Competition, Non-Disclosure and Non-Solicitation Agreements. Finally, the Company entered into a Nonstatutory Stock Option Agreement with Renee J. Connor, pursuant to which the Company granted Ms. Connor the option to purchase 100,000 shares of common stock at an exercise price of $0.62 per share for a period of five years.

Prior to the acquisition of TPA, no material relationship existed between the Company and the Sellers and/or their affiliates, directors, officers or any associate of an officer or director.

TPA is engaged in the business of retirement planning, pension plan design and administration. TPA currently administers approximately 1,000 plans with approximately $1.0 billion in assets, through its main office located in Harrisburg, Pennsylvania. TPA also has locations in Philadelphia, PA, Baltimore, MD, and Boston, MA.

The acquisition of TPA will be accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

The net purchase price for the acquisition of TPA of $4,850,000 (including $250,000 of estimated acquisition costs) is being allocated on a preliminary basis as follows:

Assets acquired:
   Property and equipment                                           $  100,000
   Customer lists/relationships                                      3,800,000
   Covenant not to compete                                             475,000
   Employment agreements                                               475,000
   Goodwill                                                          1,940,000
                                                                    ----------
                                                                     6,790,000
Liabilities assumed:
   Deferred tax liability                                            1,940,000
                                                                    ----------
Net purchase price                                                  $4,850,000
                                                                    ==========

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes. The total initial purchase price will be adjusted for actual acquisition and closing costs. Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

On February 28, 2007, the Company entered into and closed a Stock Purchase Agreement (the "Pentec Agreement") with Michael E. Callahan ("Pentec Seller"), Pentec, Inc. ("Pentec") and Pentec Capital Management, Inc. ("PCM"). Pursuant to the Pentec Agreement, the Company acquired and, the Pentec Seller sold, 100% of the outstanding securities in Pentec and PCM. In consideration for 100% of the outstanding securities in Pentec and PCM, the Company paid the Pentec Seller $1,517,000 in cash, issued the Pentec Seller 403,225 shares of the Company's common stock at $0.62 per share (the market price as of the date of acquisition) and issued the Pentec Seller a promissory note for an aggregate of $1,450,000 with payments to be made in accordance with the following schedule: (i) $300,000 payable on November 1, 2007, (ii) $300,000 payable on May 1, 2008, (iii) $250,000 payable on November 1, 2008, (iv) $300,000 payable on May 1, 2009 and
(v) $300,000 payable on November 1, 2009. In the event that certain EBITDA targets are not achieved by Pentec and PCM during the timeframe that the above promissory notes are outstanding, then the promissory notes will be reduced by the amount of such shortfall; provided, however, in the event that Michael E. Callahan is terminated without cause or the Company undergoes a change in control, then the promissory notes may not be reduced.

In connection with the acquisition of 100% of the outstanding securities in Pentec and PCM described above, the Company entered into an Employment Agreement with Michael E. Callahan for a period of two years with compensation of $100,000 per year, as well as Non-Competition, Non-Disclosure and Non-Solicitation Agreements.

Prior to the acquisition of Pentec and PCM, no material relationship existed between the Company and the Pentec Seller and/or their affiliates, directors, officers or any associate of an officer or director.

Pentec and PCM are engaged in the business of retirement planning, pension plan design and administration. Through its offices located in Southington, Connecticut, Pentec administers approximately 485 plans with approximately $525 million in assets, and PCM manages approximately $180 million in assets.

The acquisition of Pentec and PCM will be accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

The net purchase price for the acquisition of Pentec and PCM of $3,680,000 (including $180,000 of estimated acquisition costs) is being allocated on a preliminary basis as follows:

Assets acquired:
     Property and equipment         $  100,000
     Customer lists/relationships    3,090,400
     Covenant not to compete           386,300
     Employment agreements             386,300
     Goodwill                        1,585,200
                                    ----------
                                     5,548,200
Liabilities assumed:
     Deferred tax liability          1,585,200
     Outstanding liabilities           283,000
                                    ----------
                                     1,868,200

Net purchase price                  $3,680,000
                                    ==========

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes. The total initial purchase price will be adjusted for actual acquisition and closing cost. Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

            The information required by Item 7 appears at Page F-1, which appears after the signature page to this report.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

            On March 11, 2005, the Board of Directors notified S.W. Hatfield, CPA ("SWHCPA") of their termination as our independent auditor in conjunction with the March 9, 2005 change of control of our company. No report by SWHCPA on our financial statements for either of the past years contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles, except for a going concern opinion expressing substantial doubt about the ability of our company to continue as a going concern. During our two most recent fiscal years (ended December 31, 2004 and 2003) and from January 1 through March 11, 2005, there were no disagreements with SWHCPA on any matter of accounting principles or practices, financial disclosure, or auditing scope or procedure. There were no reportable events, as described in Item 304(a)(1)(iv)(B) of Regulation S-B, during our two most recent fiscal years (ended December 31, 2004 and 2003) and from January 1, 2005 through March 11, 2005.

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

ITEM 8A(T). CONTROLS AND PROCEDURES

Not applicable.

ITEM 8B. OTHER INFORMATION

      None.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            Below are the names and certain information regarding our executive officers and directors.

Name                                      Age   Position with the Company
---------------------------------------   ---   -------------------------------------
Steven Ross                               49    Chief Executive Officer and Director
Richard J. Berman (1, 3, 4)               62    Chairman of the Board and Director
Leonard Neuhaus                           48    Chief Operating  Officer
John Davis                                46    President and Chief Financial Officer
Jeff Cooke (1)                            43    Director
Arthur D. Emil  (4)                       79    Director
Steven B. Ruchefsky (2, 4)                42    Director

1) Member of the Audit Committee

2) Member of the Compensation Committee

3) Member of the Governance Committee

4) Member of Executive Committee

            Set forth below is a biographical description of each of our directors and senior executive officers based on information supplied by each of them.

            Steven J. Ross. Steven J. Ross has served as a director since April 15, 2005. On March 1, 2006, Mr. Ross was appointed as our Chief Executive Officer. Since September 2005, Mr. Ross has served as a Managing Director for Duncan Capital Partners, LLC, a private investment fund based in New York, New York and a shareholder of our company. In addition, from December 21, 2005 through November 2006, Mr. Ross served as the Chief Executive Officer and a director of Central Lighting. From June 2001 to June 2005, Mr. Ross was President, Chief Executive Officer and Chairman of the Board of DynTek, Inc. (OTCBB: DYNK). Prior to joining DynTek, Inc., Mr. Ross served as General Manager of Toshiba's Computer System Division, responsible for sales, marketing, and operations in North and South America from 1998 to 1999. From 1996 to 1998, Mr. Ross was President and General Manager of the Reseller Division and President of Corporate Marketing at Inacom Corporation. Mr. Ross' other positions have included responsibility for sales and marketing, operations, strategic planning, and other senior executive activities.

Richard Berman. Richard Berman has served as our Chairman and as a director since March 9, 2005. Mr. Berman has been Chairman of the Board of Directors and a Director of Duncan since November 24, 2004. Since 2000 Mr. Berman has served as a professional director of Dyadic International, Inc., International Microcomputer Software, Inc., Internet Commerce Corporation, MediaBay, Inc., NexMed, Inc. and GVI Security Solutions, Inc. On January 12, 2006, Richard Berman was appointed as Chief Executive Officer of Nexmed, Inc. We do not expect that this appointment will have any impact on his ability to serve as Chairman of the Board of Directors of our company. From 1998 to 2000 Mr. Berman was Chairman and CEO of Internet Commerce Corporation. He is also Chairman of Candidate Resources, Inc. He is a past Director of the Stern School of Business of NYU from which he received a B.S. and an M.B.A. He also has U.S. and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.

Leonard Neuhaus. Mr. Neuhaus has served as our Chief Financial Officer since March 9, 2005 until his resignation as our Chief Financial Officer in February 2007. Mr. Neuhaus has served as the Chief Financial Officer of Duncan since January 2005, and as our Chief Operating officer since December 15, 2005, and has been a certified public accountant since 1982. Mr. Neuhaus spent eight years in the practice of public accounting in regional and international firms, including BDO Seidman. He served as Chief Financial Officer of a publicly-traded entity and has sat on the Board of Directors of publicly-traded entities and not-for-profit organizations. Mr. Neuhaus has been involved in a number of corporate finance and merger and acquisition transactions. His experience includes working with large international financial institutions as well as growing entrepreneurial companies. For the last five years, prior to joining us, Mr. Neuhaus has served as a self-employed consultant for Credit Lyonnais, Bank of America, Hauppauge Digital, Inc. (NASDAQ GM: HAUP), and others. Mr. Neuhaus received a B.A. in Accounting and Information Systems from Queens College in 1980.

John Davis. Mr. Davis has served as our Chief Financial Officer since February 1, 2007, and as President since March 15, 2007. Prior to joining National Investment Managers, Mr. Davis was employed with Nationwide Mutual Insurance Company since 1987. From 1999 through 2001, Mr. Davis served as an Assistant Vice President of Financial Operations and then as Vice President of Financial Operations from 2001 through 2003. From 2003 through 2004, Mr. Davis served as the Vice President of Finance and Chief Operating Officer for the pensions division and then from 2004 through 2005 as Vice President and Chief Financial Officer of the retirement plans division. Prior to joining the Company, Mr. Davis served as the president of the private sector retirement plans division from 2005 through 2006.

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

Steven B. Ruchefsky. Steven B. Ruchefsky has served as a director since April 15, 2005. Mr. Ruchefsky, a graduate of The George Washington University Law School, practiced law in New York City for fifteen years. Through 2000, he was a partner of a 80-attorney New York City law firm, chair of its specialized litigation department and member of the firm's management group. In 2000, he left his law firm to establish a family office for one of his high net worth clients. There, Mr. Ruchefsky was responsible for the diversification out of that family's single stock holding, the development and implementation of an investment strategy and for the establishment of operating controls and procedures. In addition, Mr. Ruchefsky was a principal of an early stage/seed venture capital firm established by the family and sat on the boards of several of its portfolio companies. Since September 2001, Mr. Ruchefsky has been working with the founder and chief executive officer of a prominent multi-strategy hedge fund and is responsible for this executive's personal finance, tax and investment decisions in addition to performing special projects for the hedge fund. Since that time, Mr. Ruchefsky has been employed by Caremi Partners Ltd., a significant shareholder of the Company. He currently sits on the boards of several private and not-for-profit companies.

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

Board Committees

            The Board of Directors has established an Audit Committee, a Compensation Committee, a Governance Committee and an Executive Committee.

            The Compensation Committee did not meet during the year ended December 31, 2006. All matters addressed by the Compensation Committee were decided on by the Board of Directors. The function of the Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits. The function of the Compensation Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits.

            The Governance Committee did not meet during the year ended December 31, 2006. All matters addressed by the Governance Committee were decided on by the Board of Directors. The function of the Governance Committee is to (a) oversee the evaluation of the Board and management and (b) develop, recommend and revise a set of corporate governance principles.

            The Executive Committee met once during the year ended December 31, 2006. The Executive Committee serves to discharge the Board's duties during intervals between meetings. The Executive Committee shall possess all powers of the Board of Directors; provided, however, such powers are subject to change and alternation by the Board of Directors.

            As of March 12, 2007, the Audit Committee consisted of the following members: Messrs Berman and Cooke. Mr. Berman has been appointed to sit on the Audit Committee to serve as its audit committee financial expert. The Audit Committee met four times in fiscal year 2006. Responsibilities of the Committee include (1) reviewing financial statements and consulting with the independent auditors concerning the Company's financial statements, accounting and financial policies, and internal controls, (2) reviewing the scope of the independent auditors' activities and the fees of the independent auditors, and (3) reviewing the independence of the auditors. All of the members of the Audit Committee meet the independence standards established by the National Association of Securities Dealers.

            The total number of meetings of the Board of Directors during the fiscal year ended December 31, 2006 was four. The Board of Directors did not decide any matters by written consent. Each of the incumbent directors attended a majority of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.

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

ITEM 10. EXECUTIVE COMPENSATION

            The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last two completed fiscal years.

                           SUMMARY COMPENSATION TABLE

                                                                                        Change in
                                                                                         Pension
                                                                                        Value and
                                                                         Non-Equity   Non-Qualified
                                                                          Incentive      Deferred
Name &                                                                      Plan       Compensation    All Other
Principal                                          Stock      Option    Compensation     Earnings    Compensation    Total
Position            Year  Salary ($)  Bonus ($)  Awards($)  Awards ($)       ($)           ($)            ($)        ($)
------------------  ----  ----------  ---------  ---------  ----------  ------------  -------------  ------------  --------
Steven Ross         2006    $233,333   $100,000    $50,000         --         --            --            --       $383,000
  Chief Executive
  Officer           2005         N/A        N/A        N/A        N/A        N/A           N/A           N/A            N/A

Leonard Neuhaus     2006    $233,333   $200,000    $20,000         --         --            --            --       $453,333
  Chief Operating
  Officer           2005    $175,000         --         --         --         --            --            --       $175,000

Richard
Stierwalt ('1)      2006         N/A        N/A        N/A        N/A        N/A           N/A           N/A            N/A
  Former Chief
    Executive
    Officer         2005    $250,000   $200,000         --         --         --            --            --       $450,000

(1) Resigned as an executive officer effective February 1, 2006

OUTSTANDING EQUITY AWARDS

                              Option Awards                                           Stock Awards
----------------------------------------------------------------------  ----------------------------------------
                                                                                                         Equity
                                                                                                       Incentive
                                                                                              Equity      Plan
                                                                                            Incentive   Awards:
                                                                                    Market     Plan    Market or
                                        Equity                                      Value    Awards:    Payout
                                      Incentive                                       of      Number     Value
                                         Plan                                       Shares      of         of
                                       Awards:                                        or     Unearned   Unearned
            Number        Number        Number                            Number    Units    Shares,    Shares,
              of            of            of                            of Shares     of     Units or   Units or
          Securities    Securities    Securities                         or Units   Stock     Other      Other
          Underlying    Underlying    Underlying                         of Stock    That     Rights     Rights
         Unexercised   Unexercised   Unexercised   Option               That Have    Have   That Have     That
           Options       Options       Unearned   Exercise    Option       Not       Not       Not     Have Not
             (#)           (#)         Options      Price   Expiration    Vested    Vested    Vested     Vested
Name     Exercisable  Unexercisable      (#)         ($)       Date        (#)       ($)       (#)        ($)
----------------------------------------------------------------------------------------------------------------
Steven      40,000         --             --        0.1667      3/1/10    700,000  434,000      --        --
Ross
            25,000         --             --          0.50      3/1/10
           400,000         --             --          1.00     2/28/11

Leonard    317,200         --             --        0.1667    12/31/09    250,000  155,000      --        --
Neuhaus
           400,000         --             --          1.00     2/28/11

      Except as set forth above, no other named executive officer has received an equity award.

DIRECTOR COMPENSATION

No director fees were paid in 2006. We do not pay directors compensation for their service as directors. We are in the process of developing a compensation policy for our directors.

Employment and Other Agreements

On October 24, 2006, we entered into an employment agreement with Steven Ross, our Chief Executive Officer. The effective date of the employment agreement was September 29, 2006 and it provides for a term through March 31, 2008. Mr. Ross is entitled to the following compensation pursuant to the employment agreement:

      o     annual compensation in the amount of $350,000;

      o upon our reaching quarterly earnings before interest, taxes, depreciation, amortization and stock based compensation ("EBITDA SBC") in excess of $2,250,000, the annual compensation shall increase to $400,000;

      o     upon signing the agreement, Mr. Ross received a bonus of $100,000;

      o in the event that the annual EBITDA SBC for the year ended December 31, 2007 exceeds $10,000,000, then Mr. Ross may be eligible for a bonus equal to 50% of his then base salary;

      o 800,000 restricted shares of common stock of which 100,000 are issuable immediately, 100,000 are issuable on the earlier of March 28, 2007 or termination of the employment agreement, 100,000 in the event that we reach a cumulative EBITDA SBC for the quarters ended June 30, 2006 through December 31, 2006 exceeding $4,000,000 and 500,000 in the event that we reach a cumulative EBITDA SBC for the year ended December 31, 2007 exceeding $10,000,000;

      o     a housing and office allowance of $5,000 per month; and

      o     participation in standard benefit plans.

            On March 26, 2007, the Company entered into an Addendum to Employment Agreement (the "Ross Addendum") with Steven Ross. The Ross Addendum provides:

      o that all unissued shares held by Mr. Ross shall vest immediately and be issued in the event of a change of control, which is defined as an event or series of events resulting in a sale or exchange of more than 50% of the Company's voting securities, a merger, the sale of substantially all of the assets of the Company or liquidation of the Company;

      o that Mr. Ross is entitled to the reimbursement of expenses incurred in the event that he is terminated or his employment term is not extended upon the expiration of the term;

      o granted Mr. Ross the right to receive a lump sum payment equal to one week of his salary for every month of service with a minimum of three months in the event that Mr. Ross terminates his employment with the Company as a result of the material reduction of Mr. Ross' base salary or duties and responsibilities or any material breach of the employment agreement for a period of 30 days; and

      o that the Company shall indemnify Mr. Ross in his capacity as an executive officer of the Company as a result of losses his incurred as a result from serving as executive officer of the Company.

            On December 11, 2006, we entered into an employment agreement with Leonard Neuhaus, our Chief Operating Officer. The employment agreement provides for a term through March 31, 2008, which is automatically extended for a period of one (1) year unless either party notifies the other of its intent to not extend the term at least 30 days prior to expiration. Mr. Neuhaus is entitled to the following compensation pursuant to the employment agreement:

      o     annual compensation in the amount of $240,000;

      o upon our reaching an EBITDA SBC in excess of $2,500,000, the annual compensation shall increase to $265,000;

      o for the year ended December 31, 2007, Mr. Neuhaus is eligible to receive a bonus equal to 50% of his annual salary of which 50% of the bonus shall be payable upon our EBITDA SBC exceeding $12,000,000 (the "EBITDA SBC Benchmark") and 50% shall be payable upon the attainment of revenue enhancement and cost savings of $2,000,000 (the "Revenue/Expenses Benchmark");

      o Mr. Neuhaus shall receive a fee of $20,000 per closing of any acquisition or merger commencing October 1, 2006; provided, however, the aggregate amount paid for each calendar year shall not exceed 25% of Mr. Neuhaus' base salary;

      o 300,000 restricted shares of common stock of which 50,000 shares are issuable immediately, 50,000 shares are issuable on the earlier of March 28, 2007 or termination of the employment agreement, 50,000 shares upon the Company achieving the EBITDA SBC Benchmark and 150,000 shares upon our company achieving the Revenue/Expenses Benchmark; and

      o     participation in standard benefit plans.

On March 26, 2007, the Company entered into an Addendum to Employment Agreement (the "Neuhaus Addendum") with Leonard Neuhaus, the Chief Operating Officer of the Company. The Neuhaus Addendum provides that all unissued shares held by Mr. Neuhaus shall vest immediately and be issued in the event of a change of control, which is defined as an event or series of events resulting in a sale or exchange of more than 50% of the Company's voting securities, a merger, the sale of substantially all of the assets of the Company or liquidation of the Company.

On March 15, 2007, the Company entered into a revised employment agreement with Mr. Davis, the Company's Chief Financial Officer and President. The employment agreement provides for a term through March 31, 2008, which is automatically renewable for a period of one year unless either party provides the other with notice 30 days prior to the end of the term that the term shall not be extended. Mr. Davis is entitled to receive the following compensation in accordance with his employment agreement:

      o     annual salary of $275,000;

      o for the year ended December 31, 2007, Mr. Davis is eligible to receive a bonus equal to 50% of his annual salary of which 50% of the bonus shall be payable upon the Company's earnings before interest, taxes, depreciation, amortization and stock based compensation exceeding $12,000,000 (the "EBITDA SBC Benchmark") and 50% shall be payable upon the attainment of objectives to be determined by the CEO of the Company (the "Management Objective"); and

      o 500,000 shares of stock of the Company of which 100,000 have been previously granted, 200,000 shares are issuable on March 28, 2007 and 200,000 shares are issuable upon the Company achieving the EBITDA SBC Benchmark.

            Mr. Stierwalt, a former director and executive officer of our company, entered into a consulting agreement with our company as described above.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

            The following table sets forth the beneficial ownership of our company's common stock as of March 12, 2007, as to

            o each person known to beneficially own more than 5% of the Company's common stock

            o     each of our directors

            o     each executive officer

            o     all directors and officers as a group

Unless otherwise indicated, each of the stockholders can be reached at our principal executive offices located at 420 Lexington Avenue, New York, New York 10170.


                                              Shares Beneficially Owned (1)
                                              -----------------------------
                                                     Number    Percent
                                                   ---------   -------
Beneficial Owners of more than 5% of common
  stock (other than directors and executive
  officers)
Caremi Partners Ltd. (2)                           2,400,000     9.12%
Michael Crow (3)                                   2,425,000     8.60%
Drake Investments Limited                          2,271,258     8.48%
Jack C. Holland (5)                                2,187,500     8.10%
Stephen Eyer (6)                                   2,125,000     7.90%
Laurus Master Fund Ltd.(7)                         1,405,928     4.99%
Richard Stierwalt                                  1,509,727     5.64%
The Lamco Group, Inc.                              3,000,000    11.21%
Directors and Executive Officers
Richard Berman (9)                                 1,405,928     4.99%
Leonard Neuhaus (10)                                 817,200     3.05%
Steven B. Ruchefsky (11)                           2,520,000     9.12%
John Davis                                           300,000         *
Jeff Cooke (12)                                      120,000         *
Arthur D. Emil (13)                                  520,000     1.94%
Steven J. Ross (14)                                  520,000     1.94%
All directors and executive officers as a
  group (7 persons)                                6,203,128    21.04%

*     Less than 1%

1) Gives effect to the shares of Common Stock issuable upon the exercise of all options, warrants and convertible securities exercisable within 60 days of the date of this prospectus and other rights beneficially owned by the indicated stockholders on that date. Shares of Common Stock issuable pursuant to warrants or options or upon conversion of convertible securities, to the extent such warrants or options or convertible securities are currently exercisable or convertible within 60 days of the date of this prospectus, are treated as outstanding for computing the ownership percentage of the person holding such securities, but are not treated as outstanding for computing the ownership percentage of any other person. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 26,868,980 shares of the Common Stock outstanding as of March 12, 2007. All information is based upon information furnished by the persons listed or otherwise available to the Company.

2) The address of Caremi Partners Ltd. ("Caremi") is Two American Lane, Greenwich Connecticut 06836. Steven Ruchefsky, one of our directors, is employed by Caremi Partners Ltd. Mr. Ruchefsky, who has voting and investment control over such securities, disclaims beneficial ownership of the securities of Caremi Partners Ltd. In addition, Caremi purchased shares of Series B and Series D Convertible Preferred Stock, which is convertible into 1,600,000 shares of common stock and 800,000 shares of common stock, respectively. The terms of the Series B and Series D Convertible Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with Section 13(d) of the Exchange Act. As the amount of shares of common stock currently held by Caremi are in excess of 4.99%, such shares of common stock issuable upon conversion of the Series B and Series D Convertible Preferred Stock are not included in the calculation of its beneficial ownership.

3) Consists of (i) 1,125,000 shares of Common Stock , (ii) 600,000 shares of Common Stock issuable on conversion of 600,000 shares of Series A Preferred Stock, (iii) 25,815 shares of common stock issuable as a dividend in accordance with the Series A Preferred Stock , (iv) 200,000 shares of Common Stock issuable upon conversion of Common Stock Warrants, in each case held of record by DCI Master LDC, (v) 100,000 shares of Common Stock issuable on conversion of 100,000 shares of Series A Preferred Stock, (vi) 150,000 shares of Common Stock issuable upon conversion of Common Stock Warrants, in each case held of record by M.W.Crow Family LP, (vii) 250,000 shares of Common Stock issuable on version of 250,000 Common Stock Options held of record by Duncan Capital Group LLC and DCI Master LDC. Michael Crow, the brother of one of our former directors, Kevin Crow, has sole voting and dispositive power with respect to such shares. Michael Crow disclaims beneficial ownership of such securities. Michael Crow has been barred for life from serving as an executive officer or director of any public company.

4)    Intentionally left blank.

5) Includes (i) 2,075,000 shares of common stock, (ii) options to purchase 62,500 shares of common stock, and (iii) 50,000 shares of common stock issuable upon conversion of 25,000 Series B Convertible Preferred Stock. The terms of the Series B Convertible Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with Section 13(d) of the Exchange Act. As the amount of shares of common stock currently held by Mr. Holland is in excess of 4.99%, such shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock are not included in the calculation of his beneficial ownership.

6) Includes 2,075,000 shares of common stock and 50,000 shares of common stock issuable upon exercise of common stock purchase warrants.

7) On March 9, 2005, we entered into a series of agreements with Laurus Master Fund, Ltd., a Cayman Islands company, pursuant to which we issued the $3 Million Note, due March 9, 2008, the Laurus Warrant and the Laurus Option. The $3 Million Note is convertible into shares of our Common Stock at a fixed conversion rate of $0.83 per share, the Laurus Warrant provides for the purchase of up to 1,084,338 shares of Common Stock at a price of $0.50, as amended, each, subject to customary adjustments, until March 9, 2012, and the Laurus Option provides for the purchase of up to 643,700 shares of Common Stock at a price of $0.01 each, subject to customary adjustments, until March 9, 2013.

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

On November 30, 2005, we issued to Laurus (i) a $9,200,000 in a secured term note and (ii) 1,108,434 shares of our common stock. The term note matures on November 30, 2009 and bears interest at a rate of 17.5% per annum, which interest is payable in two tranches. The first tranche bears interest at the rate of 10% and is payable on a monthly basis commencing December 1, 2005. The second tranche bears interest at the rate of 7.5% and is payable on a monthly basis commencing December 1, 2005, provided, that we may elect to add the second tranche to the principal of the term note. Commencing April 1, 2007, we are required to commence making monthly amortizing payments in the amount of $219,047.62. We may prepay the term note at any time without penalty.

On May 30, 2006, we entered into agreements with Laurus pursuant to which we sold debt and a warrant to purchase common stock of our company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The securities sold to Laurus included the following:

      o     secured term note with a principal amount of $7,000,000; and

      o a common stock purchase warrant to purchase 700,000 shares of common stock of our company, at a purchase price of $0.01 per share, exercisable until May 30, 2011

On June 12, 2006, we entered into an agreement with Laurus pursuant to which the May 2006 Warrant was rescinded, a new common stock purchase warrant (the "New May 2006 Warrant") was issued to Laurus and we paid Laurus $382,000. The New May 2006 Warrant, dated May 30, 2006, is exercisable to purchase up to 700,000 shares of common stock of our company, at an exercise price of $0.1667 per share, exercisable until May 30, 2011. The $7,000,000 less the payment of fees to the Laurus Capital Management LLC and the $382,000 paid to Laurus is currently held in a restricted account.

On August 10, 2006, we entered into an Amendment Agreement with Laurus pursuant to which Laurus agreed to remove its contractual ability to waive its ownership limitation of 4.99% of our issued and outstanding shares of common stock as provided under the March 2005 Note, the March 2005 Warrant and the March 2005 Option and the May 2006 Warrant. Further, the effectiveness date as set forth in the Amended and Restated Registration Rights Agreement entered with Laurus pursuant to which it agreed to file a registration statement registering the November 2005 Shares and the shares of common stock issuable upon conversion or exercise of the March 2005 Term Note, March 2005 Option and the March 2005 Warrant was extended to September 15, 2006.

8)    Intentionally left blank.

9) Includes 532,963 shares of common stock issuable upon exercise of stock options. In addition, Mr. Berman purchased (i) shares of Series B Convertible Preferred Stock, which is convertible into 500,000 shares of common stock, (ii) shares of Series E Convertible Preferred Stock, which is convertible into 1,000,000 shares of common stock and (iii) 80,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued as remuneration for services as a director at an exercise price of $0.52 per share. The terms of the Series B and Series E Convertible Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with
      Section 13(d) of the Exchange Act. As the amount of shares of common stock currently held by Mr. Berman is in excess of 4.99%, such shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock are not included in the calculation of his beneficial ownership.

10) Represents 50,000 shares of common stock issuable upon conversion of the Series B Convertible Stock held jointly by Mr. Neuhaus and his wife, 50,000 shares of common stock and 717,200 shares issuable upon exercise of warrants.

11) Consists of (i) 40,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in February 2005 as remuneration for services as a director at an exercise price of $0.1666 per share, (ii) 2,400,000 shares of Common Stock, (iii) 1,600,000 shares of common stock issuable upon conversion of Series B Convertible Preferred Stock, (iv) 800,000 shares of common stock issuable upon conversion of Series D Convertible Preferred Stock and (v) 80,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued as remuneration for services as a director at an exercise price of $0.52 per share. Mr. Ruchefsky, who has voting and investment control over such securities of Caremi Partners Ltd., disclaims beneficial ownership of such securities. The terms of the Series B and Series D Convertible Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with Section 13(d) of the Exchange Act. As the amount of shares of common stock currently held are in excess of 4.99%, such shares of common stock issuable upon conversion of the Series B and Series D Convertible Preferred Stock are not included in the calculation of its beneficial ownership.

12) Represents 40,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in February 2005 as remuneration for services as a director at an exercise price of $0.1666 per share.

13) Consists of (i) 200,000 shares of Common Stock issuable on conversion of 200,000 shares of Series A Preferred Stock, (ii) 100,000 shares of Common Stock issuable upon conversion of Common Stock Warrants, (iii) 40,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in February 2005 as remuneration for services as a director at an exercise price of $0.1666 per share and (iii) 80,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued as remuneration for services as a director at an exercise price of $0.52 per share.

14) Includes 40,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in February 2005 as remuneration for services as a director at an exercise price of $0.1666 per share, 400,000 shares of common stock exerercisable in March 2007 under common stock purchase warrants and 80,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued as remuneration for services as a director at an exercise price of $0.52 per share.

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

                                                                                                (c)
                                                                                        Number of securities
                                            (a)                       (b)              remaining available for
                                Number of securities to be     Weighted-average     future issuance under equity
                                  issued upon exercise of      exercise price of    compensation plans excluding
                                    outstanding options,     outstanding options,   securities reflected in
       Plan Category                warrants and rights       warrants and rights          column (a) (1)
-----------------------------   --------------------------   --------------------   ----------------------------
Equity compensation plans
approved by security holders                     --                      --                          --

Equity compensation plans not
approved by security holders              3,583,588                   $0.71                   6,416,412
                                          ---------                   -----                   ---------
Total                                     3,583,588                   $0.71                   6,416,412

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

            In November 2005 we granted Duncan Capital Group LLC and DCI Master LDC ("Optionees") a five-year option to purchase up to 250,000 shares of common stock in the company at an exercise price of $1.00 per share, in consideration for Optionee's agreeing, in connection with our acquisition of American Benefit Resources, Inc. ("ABR"), to enter into a put agreement with ABR and IBF Fund Liquidating LLC whereby Optionees may become obligated, between the second and third anniversaries of the closing of the acquisition, to repurchase, for up to $1 million, the shares delivered to IBF Fund Liquidating LLC as a portion of the purchase price of ABR. On December 20, 2006, the Company and the Optionees entered into an agreement (the "Optionee Agreement") pursuant to which the Company agreed to make a payment to the Optionees of $1.49 less the market value per share (as defined in the Optionee Agreement) for each share purchased by the Optionees from Sellers in the event that the Sellers exercise their put with the Optionees. In addition, the Company paid Duncan Capital Group LLC $175,000 in September 2006 in connection with its services provided for the financing with Laurus Master Fund, Ltd. ("Laurus") pursuant to which the Company sold debt and a warrant to purchase common stock of the Company for a purchase price of $7,000,000. In February 2007, the Board of Directors approved a compensation structure with Duncan Capital Group LLC in consideration for services associated with potential financings as well as strategic business combinations or acquisitions. As compensation for such structure, the Company agreed to provide Duncan Capital Group LLC with an initial retainer of $100,000 (which shall be applied towards future fees). Further, the Company has agreed to pay Duncan Capital Group LLC $250,000 upon the execution of a term sheet or letter of intent with terms in excess of $1.50 as well as 2.5% of the aggregate increase in value over $1.50 per share.

            In December 2005, we entered into a lease agreement with DC Associates for the lease of five offices and shared conference, reception, use of furniture and information technology services in Manhattan on a month-to-month basis at the rate of $15,000 per month per office, which we believe to be a fair market rate based upon our study of executive office suite rates in the midtown Manhattan area. The office space is approximately 1,500 square footage. DC Associates is controlled by Michael Crow, one of our principal shareholders. We have terminated the lease for our space in Manhattan as of July 1, 2006. Commencing July 1, 2006, we leased four offices from Cohen Tauber Spievack & Wagner LLP at the rate of $8,600 per month.. Arthur Emil, a director of our company, is a partner with Cohen Tauber Spievack & Wagner LLP.

            On January 1, 2006, we entered into an advisory agreement with DC Associates LLC to act as our financial consultant in arranging equity or debt financings in consideration for a monthly fee of $10,000 and a negotiated fee in connection with the closing of any public offering, private offering, merger or acquisition. On January 16, 2007, the Company elected to extend the Advisory Agreement, effective January 1, 2007, for a period of one year. DC Associates is controlled by Michael Crow, one of our principal shareholders. On November 24, 2004, Duncan issued and sold 2,500,000 shares of common stock, par value $0.001 per share, of Duncan to Duncan Capital Group LLC for $2,500. In connection with the ABR acquisition, the Series B and C private placements and the Laurus financing in the amount of $9,200,000, we paid DC Associates, LLC a fee of $600,000. Michael Crow is a shareholder and executive officer of Duncan Capital Group LLC. The Company has entered into an agreement with DC Associates LLC to lease office space from them for $2,000 per month commencing in April 2007.

            Richard Berman, the Chairman of the Board, receives $1,000 per week as compensation for serving as Chairman of the Board.

ITEM 13. EXHIBITS

Exhibit
Number    Description
-------   -----------
3.1 Articles of Incorporation of the Company, as amended(Incorporated by reference to Form S-18 filed with the Securities and Exchange Commission on October 7, 1985)

3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to Form 8-K_filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

3.3 Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 19, 2005. (File No.000-51252))

3.4 Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock(Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 14, 2005. (File No.000-51252))

3.5       Articles of Amendment to the Articles of Incorporation dated August
          19, 2004

3.6       Articles of Amendment to the Articles of Incorporation dated March 2,
          2005

3.7       Articles of Amendment to the Articles of Incorporation dated March 15,
          2005

3.8       Articles of Amendment to the Articles of Incorporation dated March 21,
          2005

3.9 Certificate of Designation of Preferences, Rights and Limitations of Series D Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 27, 2006. (File No. 002-98138-A))

3.10 Certificate of Designation of Preferences, Rights and Limitations of Series E Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 26, 2006. (File No. 002-98138-A))

4.1 Securities Purchase Agreement dated March 9, 2005 by and between the Company and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.2 Secured Convertible Term Note dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.3 Common Stock Purchase Warrant dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.4 Common Stock Option dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.5 Master Security Agreement dated March 9, 2005 among Fast Eddie Racing Stables, Inc., Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.6 Stock Pledge Agreement dated March 9, 2005 among Fast Eddie Racing Stables, Inc., Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.7 Subsidiary Guaranty dated March 9, 2005 executed by Duncan Capital Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.8 Registration Rights Agreement dated March 9, 2005 by and between Fast Eddie Racing Stables, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.9 Common Stock Purchase Warrant dated March 9, 2005 issued by Duncan Capital Financial Group, Inc. to Richard E. Stierwalt. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.10 Common Stock Purchase Warrant dated March 9, 2005 issued by Duncan Capital Financial Group, Inc. to Leonard Neuhaus. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.11 Form of Stock Option Agreement, dated March 9, 2005, between the Company and certain non-management directors. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 19, 2005.)

4.12 Securities Purchase Agreement dated November 30, 2005 entered by and between National Investment Mangers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252))

4.13 Amended and Restated Registration Rights Agreement dated November 30, 2005 entered by and between National Investment Mangers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005.)

4.14 Secured Term Note dated November 30, 2005 issued to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252))

4.15 Convertible Promissory Note, dated August 2, 2005, issued by the Company to Stephen H. Rosen. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

4.16 Convertible Promissory Note, dated August 2, 2005, issued by the Company to Elizabeth Davies. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

4.17 Common Stock Option, dated August 2, 2005, issued by the Company to Stephen H. Rosen. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

4.18 Subordination Agreement, dated August 2, 2005, among Stephen H. Rosen, Elizabeth Davies and Laurus Master Find, Ltd., as acknowledged by the Company. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

4.19 Form of Subscription Agreement for Series B Cumulative Convertible Preferred Stock (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 20, 2005 (File No.000-51252))

4.20 Form of Subscription Agreement for Series C Cumulative Convertible Preferred Stock (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 14, 2005 (File No.000-51252))

4.21 Amendment Agreement entered by and between the Company and Laurus Master Fund Ltd. dated August 2006

4.22 Securities Purchase Agreement dated May 30, 2006 by and between National Investment Managers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 5, 2006 (File No.000-51252))

4.23 Secured Non-Convertible Term Note payable to Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 5, 2006 (File No.000-51252))

4.24 Common Stock Purchase Warrant dated May 30, 2006 issued to Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 5, 2006 (File No.000-51252))

4.25 Registration Rights Agreement dated May 30, 2006 by and between National Investment Managers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 5, 2006 (File No.000-51252))

4.26 Letter Agreement dated May 30, 2006 by and between National Investment Managers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 5, 2006 (File No.000-51252))

4.27 Amendment dated May 30, 2006 by and between National Investment Managers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 5, 2006 (File No.000-51252))

4.28 Agreement dated June 14, 2006 by and between National Investment Managers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2006 (File No.000-51252))

4.29 Common Stock Purchase Warrant dated May 30, 2006 issued to Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2006 (File No.000-51252))

4.30 Letter from Laurus Master Fund, Ltd. to National Investment Managers Inc., dated June 14, 2006 (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2006 (File No.000-51252))

4.31 Form of Subscription Agreement for Series D Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 27, 2006. (File No. 002-98138-A))

4.32 Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 27, 2006. (File No. 002-98138-A))

4.33 Form of Subscription Agreement for Series E Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 26, 2006. (File No. 002-98138-A))

4.34 Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 26, 2006. (File No. 002-98138-A))

10.1 Agreement and Plan of Reorganization, dated as of February 18, 2005, by and among Fast Eddie Racing Stables, Inc, Glenn A. Little, Duncan Capital Financial Group, Inc. and FERS Acquisition Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.2 Employment Agreement, dated as of December 23, 2004, between Duncan Capital Financial Group, Inc. and Richard E. Stierwalt. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

10.3 Employment Agreement, dated as of January 1, 2005, between Duncan Capital Financial Group, Inc. and Leonard Neuhaus. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

10.4 12% Senior Secured Note, dated January 27, 2005, in the original principal amount of $350,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC (formerly known as DCOFI Master LDC) (Incorporated by reference to Form SB-2 Registration Statement_filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.5 Securities Purchase Agreement, dated as of January 27, 2005, between Duncan Capital Financial Group, Inc. and CAMOFI Master
          LDC(Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.6 Security Agreement, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein Inc. and CAMOFI Master LDC. (Incorporated by reference to Form SB-2_filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.7 Subsidiary Guarantee, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein Inc. in favor of CAMOFI Master LDC. (Incorporated by reference to Form SB-2/A_filed with the Securities and Exchange Commission on June 17, 2005. (File No.333-124161))

10.8 12% Senior Secured Note, dated May 4, 2005, in the original principal amount of $150,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC. (Incorporated by reference to Form SB-2/A_filed with the Securities and Exchange Commission on June 17, 2005. (File No.333-124161))

10.9 Agreement, dated as of June 15, 2005, between the Company and Richard Berman. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.)

10.10 Asset Purchase Agreement between National Investment Mangers Inc. and American Benefit Resources, Inc. dated November 1, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 4, 2005. (File No.000-51252))

10.11 A/R Escrow Agreement by and among National Investment Mangers Inc., JP Morgan Chase Bank, N.A. and American Benefit Resources, Inc. dated November 30, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252)

10.12 Indemnification Escrow Agreement by and among National Investment Mangers Inc., JP Morgan Chase Bank, N.A. and American Benefit Resources, Inc. dated November 30, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252)

10.13 Registration Rights Agreement between National Investment Mangers Inc., American Benefit Resources, Inc. and Arthur J. Steinberg as manager of IBF Fund Liquidating LLC dated November 30, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252)

10.14 Stock Purchase Agreement, dated August 2, 2005, among the Company, Stephen H. Rosen Associates, Inc., Stephen H. Rosen and Elizabeth Davies. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

10.15 Stock Purchase Agreement, dated August 2, 2005, among the Company, Haddon Strategic Alliances, Inc. and John Ermilio. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

10.16 Employment Agreement, dated as of August 2, 2005, between the Company and Stephen H. Rosen. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

10.17 Noncompetition Agreement, dated as of August 2, 2005, between the Company and Stephen H. Rosen. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

10.18 Noncompetition Agreement, dated as of August 2, 2005, between the Company and John Ermilio. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

10.19 Agreement and Plan of Merger Dated as of January 4, 2006 by and among Jack C. Holland, Steven R. Eyer, Valley Forge Enterprises, Ltd., VFE Merger Corp. and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.20 Employment Agreement dated January 1, 2006 by and between Steven R. Eyer and Valley Forge Enterprises, Ltd(Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.21 Employment Agreement dated January 1, 2006 by and between Jack C. Holland and Valley Forge Enterprises, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.22 Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated January 1, 2006 by and between Steven R. Eyer and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.23 Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated January 1, 2006 by and between Jack C. Holland and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.24 Employment Agreement dated March 1, 2006 by and between Leonard Neuhaus and the Company (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2006. (File No.000-51252))

10.25 Consulting Agreement dated March 1, 2006 by and between Richard Stierwalt and the Company (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2006. (File No.000-51252))

10.26 Employment Agreement dated March 2006 by and between Steven Ross and the Company (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 17, 2006.)

10.27 Consulting Agreement dated January 1, 2006 by and between DC Associates LLC and the Company (Incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006.)

10.28 Put Agreement entered by and among American Benefit Resources, Inc., IBF Fund Liquidating LLC and Duncan Capital Group LLC

10.29     Option issued by the Company to Duncan Capital Group LLC

10.30 Stock Purchase Agreement by and between National Investment Managers Inc., THE LAMCO Group, Inc., Lamoriello & Co., Inc., Circle Pension, Inc., Southeastern Pension Services, Inc. and Nicholas J. Lamoriello (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.31 Stock Option issued to Nicholas J. Lamoriello (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.32 Escrow Agreement entered by and between National Investment Managers Inc. and THE LAMCO Group, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.33 Cross Sales Agreement entered between National Investment Managers Inc. and THE LAMCO Group, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.34 Technology Agreement entered between National Investment Managers Inc. and THE LAMCO Group, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.35     Management entered between National Investment Managers Inc., Nicholas
          J. Lamoriello and Stephen R. Zito (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.36 Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc., Nicholas J. Lamoriello and THE LAMCO Group, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.37 Joinder Agreement between Laurus Master Fund, Ltd., Lamoriello & Co., Inc., Circle Pension, Inc., and Southeastern Pension Services, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.38 Employment Agreement dated October 24, 2006 by and between Steven Ross and the Company. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 26, 2006. (File No. 000-51252))

10.39 Stock Purchase Agreement by and between National Investment Managers Inc., National Actuarial Pension Services, Inc., Charles McLeod and Mary H. McLeod (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.40 Promissory Note issued by National Investment Managers Inc. to Charles McLeod and Mary H. McLeod (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.41 Promissory Note issued by National Investment Managers Inc. to Charles McLeod and Mary H. McLeod (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.42 Employment Agreement entered between National Investment Managers Inc. and Charles McLeod (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.43 Employment Agreement entered between National Investment Managers Inc. and Mary McLeod (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.44 Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Charles McLeod and Mary H. McLeod. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.45 Joinder Agreement between Laurus Master Fund, Ltd. and National Actuarial Pension Services, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.46 Employment Agreement dated December 11, 2006 by and between Leonard Neuhaus and the Company. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2006. (File No. 000-51252))

10.47 Agreement between National Investment Managers Inc. and Duncan Capital Group LLC, a Delaware limited liability company and DCI Master LDC. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 22, 2006. (File No. 000-51252))

10.48 Stock Purchase Agreement by and between National Investment Managers Inc., Benefit Dynamics, Inc., Jo Ann Massanova and Carmen Laverghetta (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.49 Form of Promissory Note issued by National Investment Managers Inc. payable March 2, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.50 Form of Promissory Note issued by National Investment Managers Inc. payable March 2, 2009 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.51 Employment Agreement entered between Benefit Dynamics, Inc. and Jo Ann Massanova (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.52 Employment Agreement entered between Benefit Dynamics, Inc. and Carmen Laverghetta (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.53 Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Jo Ann Massanova (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.54 Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Carmen Laverghetta (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.55 Joinder Agreement between Laurus Master Fund, Ltd. and Benefit Dynamics, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.56 Stock Option Agreement entered by and between the Company and Jo Ann Massanova (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.57 Stock Purchase Agreement by and between National Investment Managers Inc., Renee J. Conner, William Renninger and The Pension Alliance, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.58     Promissory Note issued by National Investment Managers Inc. to Renee
          J. Conner due April 28, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.59 Promissory Note issued by National Investment Managers Inc. to William Renninger due April 28, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.60     Promissory Note issued by National Investment Managers Inc. to Renee
          J. Conner due April 28, 2009 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.61 Promissory Note issued by National Investment Managers Inc. to William Renninger due April 28, 2009 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.62 Employment Agreement entered between National Investment Managers Inc. and Renee J. Conner (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.63 Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Charles McLeod and Mary H. McLeod. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.64 Nonstatutory Stock Option Agreement in the name of Renee J. Conner (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.65 Stock Purchase Agreement by and between National Investment Managers Inc., Pentec, Inc., Pentec Capital Management, Inc. and Michael E. Callahan (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.66     Promissory Note issued by National Investment Managers Inc. to Michael
          E. Callahan (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.67 Employment Agreement entered between Pentec, Inc., Pentec Capital Management, Inc. and Michael Callahan (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.68 Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Michael Callahan (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.69     Addendum to Employment Agreement by and between the Company and Steven
          J. Ross (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 29, 2007. (File No. 000-51252))

10.70 Addendum to Employment Agreement by and between the Company and Leonard Neuhaus (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 29, 2007. (File No. 000-51252))

10.71 Employment Agreement by and between the Company and John Davis (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 29, 2007. (File No. 000-51252))

16.1 Resignation letter of S. W. Hatfield, CPA (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

21.1      List of Subsidiaries of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2006 and 2005 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during these fiscal years were $353,000 and $98,500, respectively.

Audit Related Fees. We incurred fees to auditors of $210,000 and $189,000 for audit related fees in connection with the audit of acquisition targets during the fiscal years ended December 31, 2006 and 2005, respectively.

Tax Fees. We incurred fees to auditors of $32,500 and $11,500 for tax compliance, tax advice and tax compliance services during the fiscal year ended December 31, 2006 and 2005, respectively.

Other. We incurred fees to auditors of $13,000 for the review of registration statements during the fiscal year ended December 31, 2006.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant's independence.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NATIONAL INVESTMENT MANAGERS INC.


                                        By: /s/ Steven J. Ross
                                            ------------------------------------
                                            Steven J. Ross
                                            Chief Executive Officer (Principal
                                            Executive Officer)


                                        By: /s/ John Davis
                                            ------------------------------------
                                            John Davis
                                            President and Chief Financial
                                            Officer (Principal Financial and
                                            Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

              SIGNATURE                                 TITLE                              DATE
-------------------------------------   -------------------------------------------   --------------


/s/ Steven J. Ross
-------------------------------------   Chief Executive Officer and Director          March 30, 2007
Steven J. Ross


/s/ John Davis
-------------------------------------   President and Chief Financial Officer
John Davis                              (principalfinancial and accounting officer)   March 30, 2007


/s/ Richard Berman
-------------------------------------   Chairman of the Board of Directors            March 30, 2007
Richard Berman


/s/ Steven B. Ruchefsky
-------------------------------------   Director                                      March 30, 2007
Steven B. Ruchefsky


/s/ Jeff Cooke
-------------------------------------   Director                                      March 30, 2007
Jeff Cooke


/s/ Arthur D. Emil
-------------------------------------   Director                                      March 30, 2007
Arthur D. Emil

            Report of Independent Registered Public Accounting Firm


To the Board of Directors and Stockholders of National Investment Managers Inc.

We have audited the accompanying consolidated balance sheet of National Investment Managers Inc. and Subsidiaries (collectively, the "Company") as of December 31, 2006, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two- year period ended December 31, 2006. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Investment Managers Inc. and Subsidiaries as of December 31, 2006, and the results of their operations and their cash flows for each of the years in the two- year period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.


                                          /s/ Rothstein, Kass & Company, P.C.


Roseland, New Jersey
March 16, 2007

               National Investment Managers Inc. and Subsidiaries
                           Consolidated Balance Sheet

                                                                                  December 31,
                                                                                      2006
                                                                                  ------------
ASSETS

  CURRENT ASSETS:
    Cash                                                                          $  6,191,301
    Accounts receivable, net                                                         2,603,828
    Prepaid expenses and other current assets                                          646,406
                                                                                  ------------
      Total current assets                                                           9,441,536
                                                                                  ------------
  PROPERTY AND EQUIPMENT, net                                                          813,761
                                                                                  ------------
  OTHER ASSETS
    Goodwill                                                                        17,003,370
    Customer lists/relationships, net                                               20,759,773
    Other intangibles, net                                                           4,281,382
    Deferred financing costs                                                           781,267
                                                                                  ------------
                                                                                    42,825,792
                                                                                  ------------
                                                                                  $ 53,081,089
                                                                                  ============
LIABILITIES AND STOCKHOLDERS' EQUITY

  CURRENT LIABILITIES:
    Long-term debt, current portion                                               $  5,621,921
    Accounts payable                                                                   811,723
    Unearned revenues                                                                2,757,536
    Accrued expenses and other current liabilities                                   2,817,155
                                                                                  ------------
      Total current liabilities                                                     12,008,335
                                                                                  ------------
  LONG-TERM LIABILITIES:
    Long-term debt, less current portion                                            14,737,390
    Preferred dividends payable                                                      1,831,475
    Derivative financial instruments                                                 1,300,246
    Deferred tax liability                                                           6,669,117
                                                                                  ------------
      Total long-term liabilities                                                   24,538,228
                                                                                  ------------
        Total liabilities                                                           36,546,563
                                                                                  ------------
COMMITMENTS  AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
  Preferred Stock, $.001 par value, 10,000,000 shares authorized; 4,000,000 designated as Series A shares of which 3,120,000 shares issued and outstanding (liquidation preference $3,120,000); 4,000,000 designated as
    Series B shares of which 3,715,000  shares issued and outstanding
    (liquidation preference $7,430,000 ); 1,000,000 designated as Series C shares of which 833,334 shares issued and outstanding, (liquidation preference $10,600,008); 500,000 designated as Series D shares of which
    409,500 shares issued and outstanding respectively, (liquidation preference
    $8,190,000); 60,000 designated as Series E shares of which 16,750 shares
    issued and outstanding (liquidation preference $3,350,000)                           8,145
  Common Stock, $.001 par value, 100,000,000 shares authorized, 25,277,045
  shares issued and outstanding                                                         25,277
  Additional paid-in capital                                                        26,416,408
  Accumulated deficit                                                               (9,915,304)
                                                                                  ------------
    Total stockholders' equity                                                      16,534,526
                                                                                  ------------
                                                                                  $ 53,081,089
                                                                                  ============

See accompanying notes to consolidated financial statements

               National Investment Managers Inc. and Subsidiaries
                      Consolidated Statements of Operations
                               For the Year Ended

                                                                 December 31,   December 31,
                                                                     2006           2005
                                                                 ------------   ------------
Revenues                                                         $ 22,892,489   $  4,824,528
                                                                 ------------   ------------
Operating expenses:
  Selling, general and administrative expenses                     20,240,096      5,149,239
  Depreciation and amortization                                     3,478,161        749,250
  Stock-based compensation                                          1,025,870        293,867
                                                                 ------------   ------------
                                                                   24,744,128      6,192,356
                                                                 ------------   ------------
Loss from operations                                               (1,851,638)    (1,367,828)
                                                                 ------------   ------------
Other income (expenses)
  Reverse acquisition costs                                                         (215,000)
  Interest expense                                                 (4,446,457)    (1,196,864)
  Change in fair value of derivative financial instruments            390,950       (123,734)
  Interest, dividend and rental income                                205,357         66,336
                                                                 ------------   ------------
                                                                   (3,850,150)    (1,469,262)
                                                                 ------------   ------------
Net loss before deferred income tax benefit                        (5,701,788)    (2,837,090)
Income tax benefit                                                    498,288         29,105
                                                                 ------------   ------------
Net loss                                                           (5,203,500)    (2,807,985)
Less: Preferred stock dividends                                    (1,418,374)      (413,101)
                                                                 ------------   ------------
Loss available to common shareholders                            $ (6,621,874)  $ (3,221,086)
                                                                 ============   ============
Loss per common share - basic and diluted                        $      (0.31)  $      (0.24)
                                                                 ============   ============
Weighted average common shares outstanding - basic and diluted     21,330,000     13,387,000
                                                                 ============   ============

See accompanying notes to consolidated financial statements

               National Investment Managers Inc. and Subsidiaries
                 Consolidated Statements of Stockholders' Equity

                                                Preferred Stock        Common Stock        Additional                     Total
                                              ------------------   --------------------      Paid-In    Accumulated   Stockholders'
                                                Shares    Amount     Shares      Amount     Capital       Deficit         Equity
                                              ---------   ------   ----------   -------   -----------   -----------   -------------
Balances, January 1, 2005                     3,820,000   $3,820   12,040,000   $12,040   $ 3,148,116   $   (72,344)   $ 3,091,632
Private placement - Series B preferred        3,815,000    3,815                            3,811,185                    3,815,000
Private placement - Series C preferred          883,334      883                            5,299,121                    5,300,004
Issuance of shares to employees                                         1,900         2            (2)
Issuance of shares in connection with
  purchase of Haddon                                                  333,334       333       499,667                      500,000
Issuance of shares in connection with
  purchase of assets of ABR                                           671,141       671       999,329                    1,000,000
Issuance of shares in connection with
  financing                                                         1,108,434     1,108       553,109                      554,217
Options, warrants and embedded
  conversion option associated with
  debt, net of deferred taxes                                                                 246,000                      246,000
Preferred dividends                                                                                        (413,101)      (413,101)
Debt and accrued interest converted                                   294,813       295       220,814                      221,109
  to common stock
Stock-based compensation                                                                      293,867                      293,867
Common stock for consulting services                                  149,700       150        24,850                       25,000
Common stock for legal services                                        18,788        19        18,769                       18,788
Common stock issued to FEST
  shareholders in reverse acquisition                                 834,000       834          (834)
Cash acquired in merger                                                                        11,502                       11,502
Private placement costs                                                                       (66,751)                     (66,751)
Net Loss                                                                                                 (2,807,985)    (2,807,985)
                                              ---------   ------   ----------   -------   -----------   -----------    -----------
Balances, December 31, 2005                   8,518,334   $8,518   15,452,110   $15,452   $15,058,742   ($3,293,430)   $11,789,283
                                              =========   ======   ==========   =======   ===========   ===========    ===========
Issuance of shares in connection with
  purchase of VFE                                                   4,150,000     4,150     3,440,350                    3,444,500
Exercise of options by Kevin Crow                                      40,000        40         6,627                        6,667
Exercise of cashless options by Rick
  Stierwalt                                                           869,727       870          (870)
Exercise of cashless options by Centrecourt                            42,071        42           (42)
Exercise of cashless options by CAMOFI                                673,137       673          (673)
Shares issued in LAMCO acquisition                                  3,000,000     3,000     1,497,000                    1,500,000
Shares issued to Ross pursuant to contract                            100,000       100        49,900                       50,000
Shares issued to Neuhaus pursuant to
  contract                                                             50,000        50        19,950                       20,000
Conversion of 500,000 Preferred A Shares to
  500,000 shares of common stock               (500,000)    (500)     500,000       500
Conversion of 200,000 Preferred A Shares to
  200,000 shares of common stock               (200,000)    (200)     200,000       200
Conversion of 100,000 Preferred B Shares to
  200,000 shares of common stock               (100,000)    (100)     200,000       200          (100)
Private placement - Series D preferred          409,500      410                            4,094,591                    4,095,000
Private placement costs - Series D                                                           (229,822)                    (229,822)
Private placement - Series E preferred           16,750       17                            1,674,983                    1,675,000
Private placement costs - Series E                                                           (150,097)                    (150,097)
Stock-based compensation                                                                      955,870                      955,870
Preferred dividends                                                                                      (1,418,374)    (1,418,374)
Net Loss                                                                                                 (5,203,500)    (5,203,500)
                                              ---------   ------   ----------   -------   -----------   -----------    -----------
Balances, December 31, 2006                   8,144,584   $8,145   25,277,045   $25,277   $26,416,408   $(9,915,304)   $16,534,526
                                              =========   ======   ==========   =======   ===========   ===========    ===========

See accompanying notes to consolidated financial statements

               National Investment Managers Inc. and Subsidiaries
                      Consolidated Statements of Cash Flows
                               For The Year Ended

                                                             December 31,   December 31,
                                                                 2006           2005
                                                             ------------   ------------
Cash flows from operating activities:
Net loss                                                     $(5,203,500)   $ (2,807,985)
Adjustments to reconcile net loss to net
  cash used in operating activities:
    Depreciation and amortization                              3,478,161         749,250
    Recovery of bad debt                                        (100,526)
    Noncash interest                                           1,586,288         588,578
    Stock-based compensation                                   1,025,870         293,867
    Gain on sale of MLK Group                                   (166,568)
    Stock issued for services                                                     43,788
    Deferred income tax benefit                                 (652,671)        (29,105)
    Change in fair value of derivative securities               (390,951)        123,734
Increase (decrease) in cash attributable to changes
  in operating assets and liabilities
    Accounts receivable, net                                    (899,421)        750,540
    Prepaid expenses and other current assets                   (505,729)       (177,094)
    Other assets                                                                 232,544
    Accounts payable                                             427,027        (339,230)
    Unearned revenues                                            448,452         451,478
    Accrued expenses and other current liabilities               516,698      (1,551,685)
                                                             -----------    ------------
Net cash used in operating activities                           (436,870)     (1,671,320)
                                                             -----------    ------------
Cash flows from investing activities:
Purchases of property and equipment                             (188,153)        (43,234)
Acquisition of PAS                                                              (233,340)
Acquisition of SHRA Group                                                     (2,216,884)
Acquisition of ABR                                              (120,696)     (8,915,116)
Acquisition of Valley Forge                                   (3,714,500)
Acquisition of Lamco                                          (3,298,150)
Acquisiton of NAPS                                            (1,861,697)
Proceeds from sale of MLK Group                                  796,098
Proceeds from ABR trustee                                        150,000
Cash acquired (reverse merger transaction)                                        11,502
                                                             -----------    ------------
Net cash used in investing activities                         (8,237,098)    (11,397,072)
                                                             -----------    ------------
Cash flows from financing activities:
  Proceeds from long-term debt                                 7,000,000      12,700,000
  Payments on long-term debt and notes                        (2,938,670)     (2,279,717)
  Proceeds from preferred stock sales and other, net           5,396,747       9,015,355
  Payment of deferred financing costs                           (557,000)       (492,833)
                                                             -----------    ------------
Net cash provided by financing activities                      8,901,077      18,942,805
                                                             -----------    ------------
Increase in cash                                                 227,109       5,874,413
Cash, beginning of year                                        5,964,192          89,779
                                                             -----------    ------------
Cash, end of year                                            $ 6,191,301    $  5,964,192
                                                             ===========    ============
Supplemental disclosure of cash flow information:
Cash paid for interest during the year                       $ 1,935,044    $    335,015
                                                             ===========    ============
Supplemental schedule of noncash investing and
financing activities (also see Note 12):
  Accrued preferred dividends                                $ 1,418,374    $    413,101
                                                             ===========    ============
  Conversion of debt and accrued interest into
    common stock                                             $        --    $    221,109
                                                             ===========    ============
  Warrants and embedded conversion feature associated with
    debt financing                                           $        --    $    350,000
                                                             ===========    ============
  Derivative financial instruments associated with
    debt financing                                           $   405,471    $  1,172,688
                                                             ===========    ============
  Common stock issued with debt financing                    $        --    $    554,217
                                                             ===========    ============

See accompanying notes to consolidated financial statements

               NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES

                   Notes to Consolidated Financial Statements

Note 1--Nature of Operations, Background, Basis of Presentation and Reverse Acquisition Transaction

National Investment Managers Inc. ("NIVM" or the "Company") is in the principal business of acquiring and managing operating entities that offer pension plan administration, financial and investment advisory services and insurance products to small and medium sized businesses in the United States and to high-net worth individuals.

As of December 31, 2006, the Company owned 14 operating units in ten states. The wholly-owned subsidiaries are based in Jacksonville, FL; Orlando, FL; North Attleboro, MA; Haddonfield, NJ; New York City, NY; White Plains, NY; Bend, OR; Portland, OR; Horsham, PA; Valley Forge, PA; Providence, RI; Houston, TX; Marina Del Rey, CA; and Seattle, WA.

On February 18, 2005, Fast Eddie Racing Stables, Inc. ("FEST"), a public "Shell Company", entered into an Agreement and Plan of Reorganization (the "Acquisition") with Duncan Capital Financial Group, Inc. ("DCFG"). On March 9, 2005, FEST completed the acquisition of DCFG. On March 15, 2005, FEST changed its name to National Investment Managers Inc. The Acquisition was effected through the exchange of 12,040,000 shares of common stock of FEST for 12,040,000 shares of common stock of DCFG and DCFG effectively became a wholly-owned subsidiary of FEST. Under the terms of the Agreement, the former shareholders of DCFG held approximately 94% of the outstanding common shares of FEST immediately after the effective time of the merger. In addition, each outstanding option and warrant to purchase DCFG common stock was converted into an option or warrant to purchase the number of shares of FEST common stock equal to the number of DCFG common shares underlying the option or warrant immediately prior to the closing of the transaction. Subsequent to the Acquisition, 3,820,000 shares of Series A Preferred stock of DCFG was surrendered in exchange for an equivalent number of preferred shares of NIVM containing identical terms. As the former shareholders of DCFG control FEST after the transaction, the merger was accounted for as a reverse acquisition under which, for accounting purposes, this transaction is considered to be a capital transaction in substance, rather than a business combination. This resulted in the owners of DCFG (the "accounting acquirer") having actual or effective operating control of the Company after the transaction, with the shareholders of FEST (the "legal acquirer") continuing only as passive investors. No goodwill was recognized since FEST was a "Shell Company."

On December 13, 2004, DCFG, a recently incorporated company with no operations, acquired 100% of the capital stock of its wholly-owned subsidiaries, Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein, Inc. ("PAS Group").

On August 2, 2005, NIVM acquired 100% of the capital stock of its wholly-owned subsidiaries, Stephen H. Rosen & Associates, Inc., ("Rosen") and Haddon Strategic Alliance, Inc. ("Haddon") (collectively, the "SHRA Group").

On November 30, 2005, NIVM acquired certain assets and liabilities of American Benefit Resources, Inc. ("ABR") and 100% of the capital stock of the wholly-owned subsidiaries of ABR, National Associates, Inc. N.W. ("National"), ABR Advisors, Inc. ("Advisors"), BPI/PPA, Inc. ("BPI"), Benefit Management, Inc. ("BMI"), MLK Capital Management, Inc. ("MLK Capital"), VEBA Administrators, Inc. dba Benefit Planning, Inc. ("VEBA") and AFC Enterprises, Inc. ("AFC"), (collectively the "ABR Group").

On January 4, 2006, NIVM acquired 100% of the issued and outstanding capital stock of Valley Forge Enterprises, Ltd. ("Valley Forge").

On March 24, 2006, NIVM sold to M. Lane Kerns, Billie Kerns, and Kerns Asset Management, LLC (i) 100% of the issued and outstanding shares of MLK Capital and
(ii) certain assets, client relationships and liabilities of BMI related to the third party administration business.

On October 3, 2006, NIVM acquired 100% of the outstanding securities of The Lamco Group ("Lamco"), Lamoriello & Co., Inc. ("LCI"), Circle Pension, Inc. ("CPI"), and Southeastern Pension Services, Inc. ("SPSI").

On December 1, 2006, NIVM acquired 100% of the issued and outstanding securities of National Actuarial Pension Services ("NAPS").

The accompanying 2006 consolidated financial statements include (i) the accounts of Valley Forge from January 4, 2006 through December 31, 2006, (ii) the accounts of MLK Capital Management from January 1, 2006 to March 24, 2006, (ii) the accounts of Lamco, LCI, CPI, and SPSI from October 3, 2006 to December 31, 2006, and (iii) the accounts of NAPS from December 1, 2006 to December 31, 2006.

The accompanying 2005 consolidated statements of operations, cash flows, and changes in stockholders' equity include (i) the accounts of DCFG and the PAS Group from January 1, 2005 to December 31, 2005, (ii) the accounts of NIVM (formerly FEST) from March 9, 2005 (the effective date of the reverse acquisition) to December 31, 2005, (iii) the accounts of the SHRA Group from August 2, 2005 to December 31, 2005, and (iv) the accounts of the ABR Group from November 30, 2005 to December 31, 2005.

Note 2--Summary of Significant Accounting Policies

Principles of Consolidation

The Company's consolidated financial statements include the accounts of NIVM and all of its wholly-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Revenue Recognition

The Company adheres to the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements", as amended by SAB No. 104.

The Company generates revenue primarily from the following sources:

o Third party administration - We earn fees for the development and implementation of corporate and executive benefit programs, as well as fees for the duration that these programs are administered.

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

o Insurance commissions - Insurance and annuity commissions paid by insurance companies are based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months premium on the policy and re-earned in the year that the policy is originated. In many cases, we receive renewal commissions for a period following the first year, if the policy remains in force.

We recognize revenue from these sources as follows:

Third party administration:

o     Persuasive evidence of an arrangement between us and our client exists;

o Delivery of a completed product to the client has occurred or the service has been provided to the customer;

o     The price to the client is fixed and determinable;

o     Collectibility of the sales price is reasonably assured.

Financial planning and investment advisory fees and securities commissions:

o     As services are rendered;

o     Contingent commissions are recorded as revenue when received.

Insurance commissions:

o     The policy application is substantially complete;

o     The premium is paid;

o The insured party is contractually committed to the purchase of the insurance policy.

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

Unexercised stock options and warrants to purchase common stock and notes and preferred stock convertible into common stock as of December 31, 2006 and 2005 are as follows:

                           2006        2005
                       ----------   ----------
Options and warrants   12,953,848    7,599,273
Preferred stock        32,690,008   21,450,000
Convertible notes       2,796,379    4,066,051
                       ----------   ----------
                       48,440,235   33,115,324
                       ==========   ==========

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share since their inclusion would be anti-dilutive.

Use of Estimates

The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements as well as the reported amounts of revenues and expenses during the reporting period. Actual amounts could differ from those estimates.

Business Segments

In accordance with the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information.", the Company has determined that they operate in a single segment within the financial services industry entirely within the United States of America and its territories.

Cash and Cash Equivalents

For purposes of the consolidated statements of cash flows, cash equivalents consist of highly-liquid investments purchased with a remaining maturity of three months or less. The Company maintains cash balances at financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation. Management regularly monitors the financial condition of these institutions in order to keep the potential risk to a minimum.

Share- Based Payment

The Company complies with the fair value recognition provisions of SFAS No. 123(R), "Share Based Payment" and the SEC's SAB No. 107, "Valuation of Share-Based Payment Arrangements for Public Companies." SFAS No. 123(R) requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 25.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a risk-free interest rate of 4.2%.

There was no cash flow effect resulting from these arrangements.

Contingent Consideration

NIVM has incorporated contingent consideration into the structure of certain acquisitions completed. These arrangements generally result in the payment of additional consideration to the sellers upon the satisfaction of certain events.

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

In some acquisitions, the sum of the amounts assigned to assets acquired and liabilities assumed (e.g. fair values) exceed the cost of the acquired entity. Contingent consideration in these circumstance may be recorded pursuant to paragraph 46 of Statement of SFAS No. 141 "Business Combinations."

Property and Equipment

Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally 3 to 5 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Betterments and improvements are capitalized while repairs and maintenance are expensed as incurred.

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment, at least annually, in accordance with the provisions of SFAS No.
142. SFAS No. 142 also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets."

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

Arrangements with Off-Balance Sheet Risk - Guarantees

Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others", clarified the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. The Company has not entered into any guarantees in 2006.

New Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, "Accounting for Certain Hybrid Instruments," which amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." SFAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 155 will have on our consolidated financial statements.

In July 2006, the FASB issued FIN No. 48, "Accounting for Uncertainty in Income Taxes" (FIN 48). FIN 48 creates a single accounting and disclosure model for uncertain tax positions, provides guidance on the minimum threshold that a tax uncertainty is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company; both those deemed to be routine as well as those for which there may be a high degree of uncertainty.

FIN 48 establishes a two-step approach for evaluating tax positions. The first step, recognition, occurs when a company concludes (based solely on the technical aspects of the tax matter) that a tax position is more likely than not to be sustained on examination by a taxing authority. The second step, measurement, is only considered after step one has been satisfied and measures any tax benefit at the largest amount that is deemed more likely than not to be realized upon ultimate settlement of the uncertainty. Tax positions that fail to qualify for initial recognition are recognized in the first subsequent interim period that they meet the more likely than not standard, when they are resolved through negotiation or litigation with the taxing authority or upon the expiration of the statute of limitations. Derecognition of a tax position previously recognized would occur when a company subsequently concludes that a tax position no longer meets the more likely than not threshold of being sustained. FIN 48 also significantly expands the financial statement disclosure requirements relating to uncertain tax positions. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the balance sheet prior to adoption and the amounts recognized in the balance sheet after adoption will be accounted for as a cumulative effect adjustment to the beginning balance of retained earnings. We do not believe that the adoption of FIN 48 will have a material effect on our consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" (SFAS No. 157), which defines fair value, establishes a framework for measuring fair value and requires additional disclosures about fair value measurements. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 157 will have on our consolidated financial statements.

In December 2006, the FASB issued FSP EITF No. 00-19-2, "Accounting for Registration Payment Arrangements" (FSP 00-19-2) which addresses accounting for registration payment arrangements. FSP 00-19-2 specifies that the contingent obligation to make future payments or otherwise transfer consideration under a registration payment arrangement, whether issued as a separate agreement or included as a provision of a financial instrument or other agreement, should be separately recognized and measured in accordance with SFAS No. 5, "Accounting for Contingencies". FSP 00-19-2 further clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other applicable generally accepted accounting principles without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. For registration payment arrangements and financial instruments subject to those arrangements that were entered into prior to the issuance of FSP 00-19-2, this guidance is effective for financial statements issued for fiscal years beginning after December 15, 2006 and interim periods within those fiscal years. We do not believe that the adoption of FSP 00-19-2 will have a material effect on our consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." SFAS No. 159 permits entities to choose to measure many financial instruments, and certain other items, at fair value. SFAS No. 159 applies to reporting periods beginning after November 15, 2007. The Company is currently evaluating the effect, if any, the adoption of SFAS No. 159 will have on its consolidated financial statements.

Liquidity

At December 31, 2006, the Company's working capital deficit and accumulated deficit was approximately $2.6 million and $9.9 million, respectively. Further, for the year ended December 31, 2006, the Company's net loss and negative cash flows from operations were approximately $5.2 million and $0.4 million, respectively. Based upon management's current forecast of future revenues from its acquired businesses, its recent history of capital raising and other factors, the Company believes its cash resources will be adequate to support its acquisition model and fund operations in 2007.

Note 3--Property and Equipment

The following is a summary of property and equipment at December 31, 2006:

Property and equipment
(including $805,847 of fixed assets acquired through acquisitions)   $1,087,235
Less: accumulated depreciation                                         (273,474)
                                                                     ----------
                                                                     $  813,761
                                                                     ----------

Depreciation expense was approximately $232,000 and $42,000 for the years ended December 31, 2006 and 2005, respectively.

Note 4--Commitments and Contingencies

Contingent Consideration Arrangements

As discussed in Note 2, certain contingent consideration is recorded when the outcome of the contingency is determinable beyond a reasonable doubt. Contingent consideration paid to the former owners of the firms is considered to be additional purchase consideration.

Leases

The Company rents office space under operating leases with various expiration dates. Future minimum lease payments under these operating leases (which are subject to escalation clauses) as of December 31, 2006 are approximately as follows:

2007                           $1,093,000
2008                              637,000
2009                              559.000
2010                              354,000
2011                              173,000
Thereafter                        221,000
                               -----------
Total Minimum Lease Payments   $3,037,000
                               ===========

Rent expense was approximately $1,546,000 and $354,000 for the years ended December 31, 2006 and 2005, respectively.

In addition to the above commitments, the Company paid DC Associates LLC (a related party) a monthly rent expense of $15,000 per month in a month to month arrangement. For the year ended December 31, 2006, the Company paid $90,000 under this arrangement.

Employment Agreements (also see Note 14)

On October 24, 2006, the Company entered into an employment agreement with the Company's Chief Executive Officer ("CEO"). The effective date of the employment agreement was September 29, 2006 and it provides for a term through March 31, 2008. The CEO is entitled to the following compensation pursuant to the employment agreement:

o     annual compensation in the amount of $350,000

o upon the Company reaching quarterly earnings before interest, taxes, depreciation, amortization and stock based compensation ("EBITDA SBC") in excess of $2,250,000, the annual compensation shall increase to $400,000;

o upon signing the agreement, the CEO received a bonus of $100,000; in the event that the annual EBITDA SBC for the year ended December 31, 2007 exceeds $10,000,000, then the CEO may be eligible for a bonus equal to 50% of his then base salary;

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


On December 11, 2006, the Company entered into an employment agreement with the Company's Chief Operating Officer (the "COO"). The employment agreement provides for a term through March 31, 2008, which is automatically extended for a period of one (1) year unless either party notifies the other of its intent to not extend the term at least 30 days prior to expiration. The COO is entitled to the following compensation pursuant to the employment agreement:

o     annual compensation in the amount of $240,000;

o upon the Company reaching quarterly EBITDA SBC in excess of $2,500,000, the annual compensation shall increase to $265,000;

o for the year ended December 31, 2007, the COO is eligible to receive a bonus equal to 50% of his annual salary of which 50% of the bonus shall be payable upon the Company's EBITDA SBC exceeding $12,000,000 (the "EBITDA SBC Benchmark") and 50% shall be payable upon the attainment of revenue enhancement and cost savings of $2,000,000 (the "Revenue/Expenses Benchmark")

o The COO shall receive a fee of $20,000 per closing of any acquisition or merger commencing October 1, 2006; provided, however, the aggregate amount paid for each calendar year shall not exceed 25% of the COO's base salary;

o 300,000 restricted shares of common stock of which 50,000 shares are issuable immediately, 50,000 shares are issuable on the earlier of March 28, 2007 or termination of the employment agreement, 50,000 shares upon the Company achieving the EBITDA SBC Benchmark and 150,000 shares upon the Company achieving the Revenue/Expenses Benchmark; and

o     participation in standard benefit plans.

Note 5--Accounts Receivable and Allowance for Doubtful Accounts

We carry our accounts receivable at cost less an allowance for doubtful accounts.

We maintain allowances for doubtful accounts for estimated losses from clients' inability to make payments. We assess each account that is more than 60 days delinquent and other accounts when information known to us indicates amounts may be uncollectible. In order to estimate the appropriate level of the allowance, we consider such factors as historical bad debts, current client creditworthiness, changes in client payment patterns and any correspondence with the client. If the financial condition of our clients were to deteriorate and impair their ability to make payments, additional allowances might be required in future periods. Our allowance for doubtful accounts as of December 31, 2006 and 2005 was approximately $226,000 and $359,000, respectively.

Note 6 --Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2006:

Payroll and payroll related                              $  697,821
Vacation                                                    278,899
Penalties (Series A and C Convertible Preferred Stock)    1,234,500
Due to former owners of certain subsidiaries                360,494
Other                                                       245,441

                                                         ----------
                                                         $2,817,155
                                                         ==========

Note 7--Long-Term Debt

Summary and Future Maturities

At December 31, 2006, long-term debt consisted of the following:

Convertible notes payable (Laurus Master Fund, Ltd.)   $ 2,320,996
Secured term loans (Laurus Master Fund, Ltd.)           17,089,702
Seller notes                                             1,998,928
Capitalized leases                                         136,204
                                                       -----------
                                                        21,545,830
Less:  unamortized debt discount                        (1,186,519)
                                                       -----------
                                                        20,359,311
Less:  current portion                                  (5,621,921)
                                                       -----------
                                                       $14,737,390
                                                       ===========

Principal payments due on long-term debt are as follows:

Year ending December 31,
  2007         $ 5,621,921
  2008           5,833,001
  2009           6,819,230
  2010           1,412,338
  Thereafter     1,859,340
               -----------
  Total        $20,545,830
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

During the years ended December 31, 2006 and 2005, the Company amortized approximately $60,000 and $90,000, respectively, of non-cash interest expense related to this Note.

Seller Financing

In connection with our acquisition strategy, part of the purchase price is paid through seller financed instruments. In addition, certain sellers advance funds on a short-term basis for minimum working capital purposes. As of December 31, 2006, total funds due to former owners were $1,998,928. Of this amount, $1,648,928 is due in 2007 and $350,000 in 2008. Seller financed instruments bear interest at rates between 5% and 12% per annum. All seller financed instruments are uncollateralized except for three series of notes which are secured by the stock of the subsidiary which the sellers sold.

Insurance Premium Financing

In February 2006, we entered into an agreement to finance a $110,000 annual premium for directors' and officers' liability insurance with an unrelated third party. The notes were paid monthly, with a payment stream of $23,000 in March 2006 and payments of $9,900 from April through November 2006.

Note 8 -- Convertible Notes Payable - Laurus Master Fund, Ltd.

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

Pursuant to Paragraph 14 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the warrant and option issued in connection with the convertible notes payable meet the requirements of and are accounted for as a liability since the option and warrant contain registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration. The embedded conversion option is also accounted for as a liability since the convertible notes payable are not considered "conventional convertible debt" under EITF 00-19 because of the anti-dilutive conversion price reset provision. The initial value of the option, warrant and embedded conversion option (collectively, "derivative financial instruments") was treated as a discount to the convertible notes payable and recorded as a liability. The Company calculated the initial value of the derivative financial instruments on the closing date of the transaction as being $1,172,688 as determined using a Black-Scholes option pricing model with the following assumptions: expected term - 3-8 years, volatility - 25%, risk free rate - 4%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise or conversion of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The derivative financial instruments have a value of $382,048 at December 31, 2006.

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

In addition, the Company also entered into an Amended and Restated Registration Rights Agreement (the "Amended Agreement") with Laurus pursuant to which it agreed to file a registration statement registering the November 2005 Shares and the shares of common stock issuable upon conversion or exercise of the secured convertible term note (the "March 2005 Term Note"), stock option and common stock purchase warrant issued to Laurus in March 2005. The Company must file such registration statement within 15 days of filing its Form 10-KSB for the year ended December 31, 2005 (which registration statement was filed in February
2006) and have the registration statement declared effective by August 15, 2006, which date was extended to September 15, 2006. Since a registration statement has not been declared effective, the Company as begun to accrue liquidated damages equal to 1.5% of the March 2005 Term Note on a monthly basis. The Amended Agreement extended the required filing and effective dates initially set forth in the registration rights agreement entered between the Company and Laurus in March 2005 that required the registration of the shares of common stock issuable upon conversion or exercise of the March 2005 Term Note, stock option and common stock purchase warrant issued to Laurus in March 2005.

The securities purchased by Laurus were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to
Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Laurus is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Of the $9,200,000 principal amount of the Term Note and November 2005 Shares, the Company has allocated $554,217 as the estimated value of the November 2005 Shares issued with the Term Note. This amount is being amortized as additional interest expense with a corresponding increase to notes payable over the life of the Term Note using the effective interest method until the Term Note is repaid. At December 31, 2006, approximately $147,000 has been amortized and the remaining balance of approximately $409,000 at December 31, 2006 is reflected as a reduction of notes payable.

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

The $6,600,000 of proceeds from the May 2006 Secured Term Note, net of deferred financing costs, was placed into a restricted account with North Fork Bank. Such funds will be held in the restricted account and only released to the Company upon the Company (i) delivering audited financial statements for the most recent ended fiscal year and unaudited financial statements for all months that have elapsed since the end of such year for acquisition targets the Company intends to acquire (the "Financials") and (ii) the consummation of an equity financing in the amount of $3,500,000 by the Company (the "Equity Financing"). Upon delivery of the Financials and definitive documentation relating to the Equity Financing, Laurus shall authorize North Fork Bank to release an amount of funds solely within its discretion.

The May 2006 Secured Note is secured by a lien on substantially all of the Company's assets, the assets of the Company's subsidiaries and the cash held in the restricted account at North Fork Bank. Each of the Company's subsidiaries, at that time, delivered to Laurus a guarantee of the Company's obligations to Laurus and the Company pledged its ownership interests in its subsidiaries to Laurus in connection with the March 2005 financing, which such guarantees and pledges also cover the May 2006 Secured Note. In the event of a default, Laurus has the right to accelerate payments under the May 2006 Secured Note and, in addition to any other remedies available to it, to foreclose upon the assets securing the May 2006 Secured Note.

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

The Company is obligated to file a registration statement registering the resale of shares of the Company's common stock issuable upon exercise of the Warrant. If the registration statement is not filed within 60 days of closing, or declared effective within 180 days of closing, or if the registration is suspended other than as permitted, in the registration rights agreement between the Company and Laurus, the Company is obligated to pay Laurus certain fees and the obligations may be deemed to be in default.

The Company paid a cash fee to Laurus Capital Management LLC, the manager of the Laurus Master Fund, Ltd., of $382,000. The Company also paid a cash fee of $175,000 to Duncan Capital, a shareholder of the Company in connection with this loan.

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

Pursuant to Paragraph 14 of EITF No. 00-19, the May 2006 Warrant issued in connection with the note payable meets the requirements of and are accounted for as a liability since the May 2006 Warrant contains registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration. The initial value of the May 2006 Warrant was treated as a discount to the convertible notes payable and recorded as a liability. The Company calculated the initial value of the derivative financial instrument on the closing date of the transaction as being $405,471 as determined using a Black-Scholes option pricing model with the following assumptions: expected term - 5 years, volatility - 25%, risk free rate
- 4%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise or conversion of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The derivative financial instruments have a value of $200,078 at December 31, 2006.

Amendment to Previous Laurus Financings in Connection with May 2006 Loan

March 2005 Loan

On March 9, 2005, the Company issued to Laurus (i) a secured convertible term note in the principal amount of $3,000,000 (the "March 2005 Convertible Note"),
(ii) warrants entitling Laurus to purchase up to 1,084,338 shares of our common stock at a per share exercise price of $1.00, which exercise price was reduced to $.50 in connection with the May 30, 2006 financing (the "March 2005 Warrant") and (iii) an option to purchase up to 643,700 shares of our common stock at a per share purchase price of $0.01.

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

Note 9--Stockholders' equity

The company complies with the disclosure requirements relating to its common and preferred shares of stock of SFAS No. 129 "Disclosure of Information about Capital Structure". The historical stockholders' equity of DCFG (the accounting acquirer) consisted of 12,040,000 shares of $.001 par value common stock and 3,820,000 shares of $.001 par value Series A convertible preferred stock. Except for 2,500,000 shares of common stock issued to the founder of DCFG, the historical stockholders' equity (capitalization) of DCFG was derived from a December 2004 private placement (discussed below).

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

During the year ended December 31, 2005, stockholders' equity was decreased as a result of the accrual of preferred dividends of approximately $413,000 and private placement costs of approximately $67,000.

During the year ended December 31, 2006, stockholders' equity was increased as a result of (i) the issuance of 4,150,000 shares of common stock in consideration for $3,444,500 in connection with the acquisition of the Valley Forge, (ii) stock-based compensation of approximately $956,000, (iii) the sale of 409,500 shares of Series D Preferred Stock resulting in net proceeds of approximately $4,095,000, (iv) the sale of 16,750 shares of Series E Preferred Stock resulting in net proceeds of approximately $1,675,000, (v) the issuance of 3,000,000 shares of common stock in consideration for $1,500,000 in connection with the acquisition of Lamco, (vi) the issuance of 150,000 shares of common stock valued at $70,000 pursuant to employment contracts, and (vii) the issuance of approximately 40,000 shares of common stock for $6,667 in conjunction with the exercise of stock options. Additionally, 1,584,935 shares of common stock were issued pursuant to cashless stock option exercises.

During the year ended December 31, 2006, stockholders' equity was decreased as a result of the accrual of preferred dividends of approximately $1,418,000 and private placement costs of approximately $380,000.

Sales of Equity Securities

December 2004 Private Placement

During December 2004, DCFG sold securities in a private placement to accredited investors for gross proceeds of $3.5 million. The offering consisted of the sale of 9,540,000 shares of common stock at a price per share of one sixth of a dollar. In addition, 3,820,000 shares of Series A Convertible Preferred Stock were sold at a price of $.50 per share. The purchasers of Series A Convertible Preferred Stock were also issued warrants to purchase one share of common stock for every two shares of Series A Convertible Preferred Stock purchased (1,910,000 warrants were issued) at an exercise price of one sixth of a dollar for a period of five years from the date of the closing of the placement. Each share of Series A Convertible Preferred Stock is convertible into one share of common stock. Subsequent to the Acquisition, 3,820,000 shares of Series A Convertible Preferred Stock and 1,910,000 common stock purchase warrants issued in connection with the Series A Convertible Preferred Stock offering of DCFG were surrendered in exchange for an equivalent number of Series A Convertible Preferred shares and common stock purchase warrants of NIVM containing identical terms.

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

During the year ended December 31, 2006, 700,00 shares of Series A Convertible Preferred Stock were converted into 700,000 shares of the Company's common stock.

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

Each share of Preferred Stock is convertible, at any time at the option of the holder, into two shares of Common Stock. The Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of common stock. Holders of the Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.12 per share of Preferred Stock paid on a semi-annually. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue shares of common stock in connection with the dividend on the Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 98% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the Investors piggyback registration rights.

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

During the year ended December 31, 2006, 100,00 shares of Series B Convertible Preferred Stock were converted into 200,000 shares of the Company's common stock.

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

Series D Cumulative Convertible Preferred Stock Private Placement

On September 21, 2006, six accredited investors purchased 226,500 shares of Series D Cumulative Convertible Preferred Stock (the "D Preferred Stock") from the Company at $10.00 per share for a purchase price of $2,265,000. On November 8, 2006, seven additional investors purchased 135,000 shares of D Preferred Stock from the Company at $10.00 per share for a purchase price of $1,350,000. On December 11, 2006, five additional investors purchased 48,000 shares of D Preferred Stock from the Company at $10.00 per share for a purchase price of $480,000. As a result of the three aforementioned closings, the Company has sold an aggregate of 409,500 shares of D Preferred Stock to the investors for an aggregate purchase price of $4,095,000.

For each share of D Preferred Stock purchased, each investor received a common stock purchase warrant to purchase ten shares of common stock of the Company (the "Series D Warrants"). The Series D Warrants shall be exercisable for a period of seven years at an exercise price of $0.50 per share. The funds raised were utilized by the Company for working capital, future acquisitions and the payment of debt in connection with previous acquisitions.

Each share of D Preferred Stock is convertible, at any time at the option of the holder, into 20 shares of Common Stock. Holders of the Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $1.20 per share of D Preferred Stock paid quarterly. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue registered shares of common stock in connection with the dividend on the D Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 95% of the average closing sale price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Average Closing Price"). In the event that the Company elects to issue restricted shares of common stock in connection with the dividend on the D Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 80% of the Average Closing Price. If the Company and the investors are unable to determine the Average Closing Price, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

The Company is required to file a registration statement registering the shares of common stock issuable upon conversion or exercise of the shares of D Preferred Stock, Series D Warrants and upon declaration of the dividend within 60 days of closing. Further, the Company is required to use its best efforts to have such registration statement declared effective within 180 days of the first closing.

In addition to any voting rights provided by law, holders of the D Preferred Stock will have the right to vote together with holders of Common Stock and the Series A, Series B and Series C Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the D Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of D Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A, Series B and Series C Convertible Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The shares of D Preferred Stock were offered and sold to the D Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Series E Cumulative Convertible Preferred Stock Private Placement

On December 21, 2006, accredited investors (the "E Investors") purchased an aggregate of 16,750 shares of Series E Cumulative Convertible Preferred Stock (the "E Preferred Stock") at $100.00 per share for an aggregate purchase price of $1,675,000 from the Company. For each share of E Preferred Stock purchased, each investor will receive a common stock purchase warrant to purchase 100 shares of common stock of the Company (the "Series E Warrants"). The Series E Warrants shall be exercisable for a period of seven years at an exercise price of $0.50 per share. The funds raised will be utilized by the Company for working capital and acquisitions.

Each share of E Preferred Stock is convertible, at any time at the option of the holder, into 200 shares of Common Stock. Holders of the E Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $12.00 per share of E Preferred Stock paid quarterly. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue registered shares of common stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by the Average Closing Price. In the event that the Company elects to issue restricted shares of common stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 80% of the Average Closing Price. If the Company and the investors are unable to determine the Average Closing Price, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

The Company is required a registration statement registering the shares of common stock issuable upon conversion or exercise of the shares of E Preferred Stock, Series E Warrants and upon declaration of the dividend. Further, the Company is required to use its best efforts to have such registration statement declared effective within 180 days of the first closing.

In addition to any voting rights provided by law, holders of the E Preferred Stock will have the right to vote together with holders of Common Stock and the Series A, Series B, Series C and Series D Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of E Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the E Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of E Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A, Series B, Series C and Series D Convertible Preferred Stock and any amount of secured convertible debt, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The shares of E Preferred Stock were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Note 10--Stock- Based Compensation

The Company accounts for its stock option awards under SFAS No. 123(R) and the SEC's SAB No.107. The fair value for these options was estimated at the date of grant using a Black-Scholes option pricing model with the following assumptions for: risk free interest rates of 4.2%, volatility factor of the expected market price of the Company's stock of 25% and expected lives of either 5 or 7 years. The Company recognized stock-based compensation expense for the year December 31, 2006 of approximately $1,026,000, including $70,000 related to shares issued to the Company's executive officers pursuant to their employment contracts. The Company also recognized stock-based compensation expense for the year ended December 31, 2005 of approximately $294,000.

The following table sets forth activity relating to the Company's stock options and warrants:

                                                                           Weighted
                                                             Range of       Average
                                           Options and       Exercise      Exercise
                                             Warrants         Price          Price
                                           -----------   ---------------   --------
Outstanding, January 1, 2005                 2,778,000   $0.1667 - $1.00     $0.19
Granted                                      4,821,273   $0.1667 - $2.00     $0.72
                                            ----------   ---------------     -----
Outstanding, December 31, 2005               7,599,273   $0.1667 - $2.00     $0.53
Granted                                      9,516,500     $0.50 - $1.00     $0.59
Exercised                                   (1,624,935)  $0.1667 - $1.00     $0.61
Cancelled                                   (2,536,990)    $1.00 - $2.00     $0.71
                                            ----------   ---------------     -----
Outstanding, December 31, 2006              12,953,848                       $0.52
                                            ==========                       =====
Options exercisable at December 31, 2006    12,572,306                       $0.51
                                            ==========                       =====
Options exercisable at December 31, 2005     2,339,571                       $0.60
                                            ==========                       =====

                  Options and Warrants Outstanding          Options and Warrants Exercisable
           ----------------------------------------------   --------------------------------
                                  Weighted
                                  Average      Weighted
                                 Remaining      Average         Number
Exercise   Number Outstanding   Contractual    Exercise      Exercisable    Weighted Average
 Prices         12/31/06            Life         Price         12/31/06      Exercise Price
--------   ------------------   -----------   -----------    -----------    ----------------
 $0.0100          643,700            6.19       $0.0100      $   643,700         $0.0100
 $0.1667        2,392,347            3.41       $0.1667      $ 2,392,347         $0.1667
 $0.5000        7,154,338            6.51       $0.5000      $ 7,154,338         $0.5000
 $0.8300          150,000            5.00       $0.8300      $   150,000         $0.8300
 $1.0000        2,546,463            4.22       $1.0000      $ 2,175,338         $1.0000
 $1.5000           67,000            3.59       $1.5000      $    56,583         $1.5000
               ----------                       -------      -----------         -------
               12,953,848                       $0.5214      $12,572,306         $0.5064
               ==========                       =======      ===========         =======

Note 11--Income taxes (benefit)

Income taxes (benefit) for the years ended December 31, 2006 and 2005 are approximately as follows.


Current:                            2006          2005
                                -----------   -----------
  Federal                       $        --    $      --
  State                             155,000
                                -----------    ---------
                                    155,000           --
                                -----------    ---------
Deferred:
  Federal                        (1,235,000)    (642,000)
  State                            (218,000)    (114,000)
                                -----------    ---------
                                 (1,453,000)    (756,000)
Change in Valuation Allowance       800,000      726,000
                                -----------    ---------
                                   (653,000)     (30,000)
                                -----------    ---------
                                $  (498,000)   $ (30,000)
                                -----------    ---------

Provision for income taxes

The following table presents the principal reasons for the differences between the U.S. Federal statutory income tax rate and the effective tax rate for the years ended December 31, 2006 and December 31, 2005:

                                                      2006     2005
                                                     ------   -----
U.S. federal income tax rate                          (34.0%) (34.0%)
State income taxes, net of federal benefit             (6.0)   (6.0)
Non deductibility of non cash interest                  6.6     9.0
Non deductibility of depreciation and amortization     11.2
NOL not recognized                                      5.8    22.0
Non deductibility of stock based compensation           6.1     4.0
Other                                                   1.6     4.0
                                                      -----   -----
                                                       (8.7%)  (1.0%)

The significant components of the Company's deferred tax assets and liabilities at December 31, 2006 are as follows:

Deferred tax assets:

NOLs                                             $  800,000
Deferred tax liabilities:
  Basis differences arising from acquisitions     6,669,117
  Valuation allowance                              (800,000)
                                                 ----------
Total deferred tax liability                     $6,669,117
                                                 ==========

At December 31, 2006, the Company had approximately $4,700,000 of net operating loss carryforwards ("NOL") which begin to expire in 2024.

Under Internal Revenue Code Section 382, the amounts and benefits from NOLs may be impaired or limited in certain circumstances. Events which cause limitations in the amount of the NOL that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The amount of such limitation, if any, has not been determined.

The Company has decided to fully reserve for its deferred tax asset, as it is more likely than not that the Company will not be able to utilize these deferred tax assets against future income, coupled with the possible limitations of the NOLs due to various changes in ownership over the past years.

Note 12--Acquisitions


As discussed in Note 1, the Company has acquired numerous businesses since late 2004 and continues to do so (see Note 14). The Company's strategy in purchasing these businesses is to acquire pension advisory and investment management organizations with recurring revenue streams, and consolidate these businesses to take advantage of economies of scale, efficiencies, and cross-selling opportunities. The Company believes that these businesses had demonstrated stable revenue growth and cash flow with low client attrition rates prior to its acquisition. The Company plans to enhance revenues in these acquired businesses through cross-selling within a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and products and higher client retention through improved service.

PAS

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

The total initial purchase price for the acquisition of PAS of $3,501,033 (including $27,500 of acquisition costs) is being allocated as follows:

Assets acquired:
  Cash                                             $   81,509
  Accounts receivable                                 116,370
  Prepaid expenses and other current assets             4,360
  Property and equipment                               50,000
  Customer lists/relationships                      3,100,000
  Goodwill                                          1,374,486
  Covenant not to compete                             200,000
  Employment agreements                                50,000
                                                   ----------
    Total                                           4,976,725
                                                   ----------

Liabilities assumed:
  Accounts payable                                     10,917
  Accrued expenses and other current liabilities      100,636
  Deferred tax liability                            1,364,139
                                                   ----------
    Total                                           1,475,692
                                                   ----------
  Net purchase price                               $3,501,033
                                                   ==========

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration or adjustments will be recorded in the consolidated balance sheet as goodwill.

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

The total initial purchase price for the acquisition of the SHRA Group of $3,616,884 (including $116,884 of acquisition costs) is being allocated as follows:

Assets acquired:

  Property and equipment         $  150,000
  Customer lists/relationships    3,166,884
  Goodwill                        2,496,754
  Covenant not to compete           200,000
  Employment agreements             100,000
                                 ----------
                                  6,113,638
                                 ----------
Liabilities assumed:
  Deferred tax liability          1,246,754
  Deferred income                 1,250,000
                                 ----------
                                  2,496,754
                                 ----------
Net purchase price               $3,616,884
                                 ==========

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration or adjustments will be recorded in the consolidated balance sheet as goodwill.

In connection with the SHRA Group acquisition, the Company became obligated to make an aggregate annual payment of $100,000 under a one-year employment agreement with the president of Rosen. The Company also issued options to purchase 6,500 shares of common stock at an exercise price of $1.50 per share to the employees of the SHRA Group.

ABR

On November 30, 2005, we entered into and consummated an asset purchase agreement with ABR. The purchase price for ABR was $8,000,000 of cash and $1 million of common stock (671,141 shares) paid at the closing and the assumption of up to $3,660,000 of certain liabilities in excess of certain assets. In addition, the Company paid $600,000 to the 20% minority interest holders of Benefit Planning Inc. (a subsidiary of ABR) for that interest. The Company also paid DC Associates LLC $600,000 for investment banking services.

In November 2005, we granted Duncan Capital Group LLC and DCI Master LDC ("Optionees") a five-year option to purchase up to 250,000 shares of common stock in the Company at an exercise price of $1.00 per share, in consideration for Optionee's agreeing, in connection with our acquisition of ABR, to enter into a put agreement with ABR and IBF Fund Liquidating LLC whereby Optionees may become obligated, between the second and third anniversaries of the closing of the acquisition, to repurchase, for up to $1 million, the shares delivered to ABR as a portion of the purchase price of ABR. On December 20, 2006, the Company and the Optionees entered into an agreement (the "Agreement") pursuant to which the Company agreed to make a payment to the Optionees of $1.49 less the market value per share (as defined in the Agreement) for each share purchased by the Optionees from Sellers (up to the maximum of 671,141 shares) in the event that the Sellers exercise their put with the Optionees. At December 31, 2006, the Company has recorded an approximate $718,000 liability to reflect its obligation under the Agreement in light of the difference between $1.49 and $0.42, the market value of the Company's common stock at December 31, 2006. The corresponding charge to operations is included within the other income (expense) caption, change in fair value of derivative financial instruments.

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

The total initial purchase price for the acquisition of ABR of $10,200,000 (including $600,000 of acquisition costs) is being allocated as follows:

Assets acquired:

  Cash and cash equivalents          $    284,884
  Accounts receivable, net              2,371,010
  Prepaid and other current assets        103,094
  Due from seller                         150,000
  Property and equipment                  500,000
  Customer lists/relationships          8,115,000
  Covenants not to compete              2,826,000
  Goodwill                              5,634,472
  Other                                   253,723
                                     ------------
                                       20,238,183

Liabilities assumed:
  Accounts payable and accrued
  expenses                              5,113,777
  Unearned revenue                        607,606
  Line of credit                          953,000
  Notes and loans payable               3,363,800
                                     ------------
                                       10,038,183
                                     ------------
Net purchase price                   $ 10,200,000
                                     ============

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes.

Valley Forge Enterprises, Ltd.

On January 4, 2006, the Company and its wholly-owned subsidiary, VFE Merger Corp. ("Merger Company"), a Pennsylvania corporation, entered into an Agreement and Plan of Merger (the "Agreement") with Valley Forge Enterprises, Ltd., a Pennsylvania corporation ("Valley Forge"), Jack C. Holland ("Holland") and Steven R. Eyer ("Eyer"). Holland and Eyer collectively own 100% of the issued and outstanding capital stock of Valley Forge and are hereinafter sometimes referred to as the "Valley Forge Shareholders". Concurrent with the execution of the Agreement, Valley Forge merged into Merger Company resulting in the separate existence of Valley Forge ceasing and all rights, liabilities and assets being transferred to Merger Company (the "Merger") and the name of Merger Company being changed to "Valley Forge Enterprises, Ltd.".

In consideration for the Valley Forge Shareholders entering into the Merger, the Company issued an aggregate of 4,150,000 shares, which was valued at $0.83 per share, (the "Merger Shares") of common stock of the Company to the Valley Forge Shareholders and made an aggregate payment in the amount of $3,155,500 to the Valley Forge Shareholders, for total consideration of $6,600,000. The Company also granted the Valley Forge Shareholders piggy-back registration rights with respect to the Merger Shares subject to restrictions imposed by Laurus Master Fund Ltd. ("Laurus"), an investor in the Company. In the event that the Merger Shares are excluded from the registration statement filed on behalf of Laurus, then the Company shall file a registration statement registering the Merger Shares within 60 days of the Laurus registration statement being declared effective.

On closing, the Valley Forge Shareholders loaned the Merger Company $100,000 (the "Loan") for working capital purposes. On April 1, 2006, the Merger Company was obligated to pay the Loan less the amount for any liabilities paid off plus any additional assets not intended to be acquired in connection with the Merger except that the Merger Company will not be permitted to pay off such amount in the event that such payment results in the Merger Company having less than $50,000 in cash. Merger Company shall not be permitted to make transfers outside of the ordinary course of business to the Company or any other affiliate until such time that the Loan has been paid off. On closing, the Valley Forge Shareholders deposited $100,000 (the "Deposit") with the Merger Company for the purpose of securing the payment of certain outstanding receivables.

The Company utilized funds generated from the sale of its securities in private placement transactions to finance the cash component of the purchase price. No material relationship exists between the Company and Valley Forge and/or its affiliates, directors, officers or any associate of an officer or director.

The Merger Shares were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Valley Forge Shareholders are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

On January 1, 2006, the Merger Company entered into employment agreements and non-competition, non-disclosure and non-solicitation agreements (the"Non-Compete Agreements") with each Holland and Eyer. The Non-Compete Agreements require that for a period terminating on the later of three years from the date of the Merger or one year from the date of termination of employment that Holland and Eyer not be employed with or participate in the ownership, management, operation or control of any competitor within 50 miles of Wayne, Pennsylvania, solicit or divert business from the Company or its affiliates, cause or seek to cause any party from doing business with the Company or its affiliates and hire or solicit any person that has been employed with the Company or its affiliates. Holland and Eyer are also required to keep all confidential information protected and to not disclose such information for a period of three years following their termination with the Company. The employment agreement entered between Merger Company and Holland provides that Holland shall serve as the President of Merger Company for a period of one year in consideration of a portion of the $75,000 designated for payment to Holland and Eyer, a bonus if and when earned, an option to purchase 50,000 shares of common stock of the Company at an exercise price of $0.83 per share for a period of five years and an option to purchase 50,000 shares of common stock of the Company at an exercise price of $1.00 per share for a period of five years. The employment agreement entered between Merger Company and Eyer provides that Eyer shall serve as the Vice President of Merger Company for a period of one year in consideration of a portion of the $75,000 designated for payment to Holland and Eyer, a bonus if and when earned and an option to purchase 50,000 shares of common stock of the Company at an exercise price of $1.00 per share for a period of five years.

Valley Forge provides retirement plan services, independent insurance consulting services and investment advisory services through its subsidiaries: Valley Forge Consulting Corporation, V.F. Associates, Inc., and VF Investment Services Corp. Valley Forge operates in the Philadelphia-metro area with its offices located in Wayne, Pennsylvania.

The total purchase price for the acquisition of Valley Forge of $7,159,000 (including $559,000 of acquisition costs), which is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations", is being allocated as follows:

Assets acquired:
  Property and equipment         $  100,000
  Customer lists/relationships    3,680,000
  Covenants not to compete          384,000
  Employment contracts              200,000
  Goodwill                        4,495,000
                                 ----------
                                  8,859,000

Liabilities assumed:
  Deferred tax liability          1,700,000
                                 ----------
Net purchase price               $7,159,000
                                 ==========

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes.

The Lamco Group

On October 3, 2006, the Company entered into and closed a Stock Purchase Agreement (the "Agreement") with THE LAMCO Group, Inc., a Florida corporation ("Lamco"), Lamoriello & Co., Inc., a Rhode Island corporation ("LCI"), Circle Pension, Inc., a New York corporation ("CPI"), Southeastern Pension Services, Inc., a Florida corporation ("SPSI") and Nicholas J. Lamoriello ("Lamoriello"). Pursuant to the Agreement, the Company acquired and, Lamco sold, 100% of the outstanding securities in LCI, CPI and SPSI (collectively, the "Lamco Acquired Companies"). The Lamco Acquired Companies are retirement planning, pension plan design and administration entities.


In consideration for the Lamco Acquired Companies, the Company paid Lamco $1,462,668 in cash, paid Lamoriello $1,374,907 representing debt owed by the Lamco Acquired Companies to Lamoriello and paid $362,424 to the Bank of America, N.A. representing debt owned by the Lamco Acquired Companies to the Bank of America, N.A. In addition, as additional consideration, the Company issued 3,000,000 shares of common stock to Lamco at a price of $.50 per share (the "Lamco Shares") and an option to purchase 300,000 shares of common stock of the Company at $0.50 per share for a period of five years to Lamoriello (the "Lamoriello Option"). 1,700,000 of the Lamco Shares (the "Lamco Escrow Shares") were placed into escrow as further described below. The Company granted Lamco piggyback registration rights and demand registration rights subsequent to June 30, 2007 with respect to the Lamco Shares.


In connection with the acquisition of the Lamco Acquired Companies described above, the Company entered into the following agreements:

      o A Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company, Lamoriello and Lamco;

      o An Escrow Agreement pursuant to which the Lamco Escrow Shares were placed into escrow. In the event that the EBITDA of the Lamco Acquired Companies is less than $1,000,000 during either or both of the two 12 month periods following the closing, then such number of the Lamco Escrow Shares equal to the lesser of $850,000 or the amount of the shortfall shall be returned to the Company for cancellation (based on the value of the common stock at issuance, which was $0.50 per share). In the event that the EBITDA of the Lamco Acquired Companies is greater than $1,000,000, then the Lamco Escrow Shares equal $250,000 shall be released to Lamco; provided, however, such released shares shall not exceed 510,000 shares of common stock.

      o A Cross Sales Agreement entered between the Company and Lamco pursuant to which Lamco agreed to market the retirement plan administration services provided by the Company and the Company agreed to market the fiduciary services of Lamco Advisory Services, Inc., an affiliate of Lamco for a period of three years.

      o A Technology Agreement entered between the Company and Lamco pursuant to which Lamco agreed to provide the Company with access to its centralized technology infrastructure for a period of one year and assist the Company in the build out of its own centralized workflow system and Voice over IP Phone system.

      o A Management Agreement pursuant to which Lamoriello and Stephen R. Zito agreed to manage the retirement plan administrative services business of the Lamco Acquired Companies for a period of two years.

As previously disclosed, on May 30, 2006, the Company entered into agreements with Laurus Master Fund, Ltd. ("Laurus") pursuant to which the Company sold debt and a warrant to purchase common stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The $7,000,000 proceeds from the secured term note were placed into a restricted account with North Fork Bank. Concurrent with the closing of the acquisition of the Lamco Acquired Companies, $3,900,000 was released from the restricted account. In connection with the release of the funds from the restricted account, the Lamco Acquired Companies and Laurus entered into a Joinder Agreement pursuant to which the assets of the Lamco Acquired Companies were collateralized by Laurus and the securities of the Lamco Acquired Companies were pledged to Laurus. The Company utilized funds released from the restricted account in connection with the acquisition of the Lamco Acquired Companies to finance the cash component of the purchase price.

The Lamco Shares and the Lamoriello options were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Prior to the acquisition of the Lamco Acquired Companies, no material relationship existed between the Company and Lamco and/or its affiliates, directors, officers or any associate of an officer or director.

At the time of the acquisition, The Lamco Acquired Companies served approximately 1,000 plans with 25,000 plan participants through its offices located in Lake Mary, Florida, Jacksonville, Florida, Providence, Rhode Island and New York, New York.

The acquisition of Lamco is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

The total purchase price for the acquisition of The Lamco Group of $4,798,150 (including $98,150 of acquisition costs), which is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations", is being allocated as follows:

Assets acquired:
  Property and equipment         $   11,150
  Customer lists/relationships    3,859,000
  Covenants not to compete          295,000
  Trade name                        290,000
  Employment Contracts              343,000
  Goodwill                        1,920,000
                                 ----------
                                  6,718,150

Liabilities assumed:
  Deferred tax liability          1,920,000
                                 ----------
Net purchase price               $4,798,150
                                 ==========

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes.

National Actuarial Pension Services

On December 1, 2006, we purchased 100% of the outstanding securities in National Actuarial Pension Services ("NAPS"). The purchase price consists of $1,750,000 of cash and $700,000 due in 2 annual installments of $350,000 each commencing February 1, 2008 with interest payable annually at the rate of 6%. In the event that certain EBITDA targets are not achieved by NAPS during the timeframe that the above promissory notes are outstanding, then the promissory notes will be reduced by the amount of such shortfall; provided, however, in the event that the Charles N. McLeod is terminated without cause, then the promissory notes may not be reduced.

As part of the consideration received for the sale, Charles and Mary McLeod entered into one year employment agreements for $12,500 each, in addition to Non-Competition, Non-Disclosure and Non-Solicitation Agreements.

At the time of acquisition, NAPS served approximately 600 retirement plans with $600 million in assets, through its office located in Houston, Texas. NAPS is engaged in the business of retirement planning, pension plan design and administration and is the first company acquired in the Texas market by NIVM.

The acquisition of NAPS is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

The total purchase price for the acquisition of NAPS of $2,561,697 (including $111,697 of acquisition costs) is being allocated as follows:

Assets acquired:
  Property and equipment         $   44,697
  Customer lists/relationships    1,421,000
  Covenants not to compete          464,000
  Trade name                        336,000
  Employment Contracts              296,000
  Goodwill                        1,025,000
                                 ----------
                                  3,586,697

Liabilities assumed:
  Deferred tax liability          1,025,000
                                 ----------
Net purchase price               $2,561,697
                                 ==========

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes.

Supplemental Disclosure of Non-Cash Investing and Financing Activities

In conjunction with the Company's acquisitions, notes and common stock were issued and liabilities were assumed as follows:

2005:

                                  SHRA Group       ABR
                                     2005          2005
                                 -----------   -----------
Fair value of assets acquired    $ 6,113,638   $20,088,183
Cash paid                         (2,216,884)   (9,200,000)
Notes issued                        (900,000)
Common stock issued                 (500,000)   (1,000,000)
Due from Seller                      150,000
                                 -----------   -----------
Liabilities assumed              $ 2,496,754   $10,038,183
                                 ===========   ===========

2006:
                                     VF           LAMCO          NAPS
                                    2006           2006          2006
                                 -----------   -----------   -----------
Fair value of assets acquired    $ 8,859,000   $ 6,718,150   $ 3,586,697
Cash paid                         (3,714,500)   (3,298,150)   (1,861,697)
Common stock issued               (3,444,500)   (1,500,000)
Notes issued                        (700,000)
                                 -----------   -----------   -----------
Liabilities assumed              $ 1,700,000   $ 1,920,000   $ 1,025,000
                                 ===========   ===========   ===========

Pro forma Information (Unaudited)

The following unaudited pro forma information for the year ended December 31, 2006 is presented as if the acquisitions of Lamco and NAPS had occurred at January 1, 2006. The following unaudited pro forma information for the year ended December 31, 2005 is presented as if the acquisitions of SHRA, ABR, Valley Forge, Lamco and NAPS had occurred at January 1, 2005. The unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor does it purport to predict the results of operations of future periods.

                                              2006          2005
                                          -----------   -----------
Revenues                                  $27,097,000   $26,877,000
Net Loss                                  $(5,152,000)  $(4,621,000)
Basic and diluted loss per common share   $     (0.31)  $     (0.38)

Note 13--Goodwill and Other Intangible Assets

Goodwill

The changes in the carrying amount of goodwill are as follows:

Balance as of January 1, 2005       $ 1,374,486
Goodwill acquired during 2005         8,131,226
Contingent consideration payments       312,562
                                    -----------
Balance as of December 31, 2005       9,818,274
Goodwill acquired during 2006         7,560,696
Disposals                              (375,600)
                                    -----------
Balance as of December 31, 2006     $17,003,370
                                    ===========

Other Intangible Assets

Other intangible assets recognized in connection with the Company's PAS, SHRA Group, ABR, Valley Forge, Lamco, and NAPS acquisitions include the following:

                                       Gross
                                      Carrying                                  Estimated
                                       Amount     Amortization       Net         Lives
                                    -----------   ------------   -----------   ----------
Customer lists / relationships      $22,800,884    $2,041,111    $20,759,773   5-15 years
Covenants not to compete              4,180,600     1,189,976      2,990,624    2-4 years
Trade name                              626,000         6,700        619,300    15 years
Employment agreements                   989,000       317,542        671,458    1-2 years
                                    -----------    ----------  -----------
                                    $28,596,484    $3,555,329  $25,041,155
                                    ===========    ==========  ===========

The Company defines book of business as the acquired firm's existing client relationships that provide a significant source of income through recurring revenue over the course of the economic life of the relationships.

These other intangible assets will be amortized by use of the straight-line method over the estimated lives of the assets. During the years ended December 31, 2006 and 2005, amortization expense related to customer lists/relationships and other intangible assets was approximately $2,896,000 and $682,000, respectively. We periodically evaluate the recoverability of intangible assets, taking into account events or circumstances that may warrant a revision to estimated useful lives or impairment conditions.

Estimated amortization expense for future years will change primarily as the Company continues to acquire firms.

Impairment of Goodwill and Intangible Assets:

The Company evaluates its amortizing intangible assets and goodwill for impairment in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" and SFAS No. 142, "Goodwill and Other Intangible Assets", respectively.

In connection with its evaluation, management proactively looks for indicators of impairment. Indicators include, but are not limited to, sustained operating losses or a trend of poor operating performance and significant customer or revenue loss. If one or more indicators of impairment exist among any of the Company's firms, the Company performs an evaluation to identify potential impairment. If impairment were to be identified, the Company would measure and record the amount of impairment loss. To date, no impairment of goodwill and intangible assets has been identified nor has any impairment loss been recorded.

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

Note 14--Subsequent Events

Acquisitions

On January 2, 2007, the Company entered into and closed a Stock Purchase Agreement (the "Agreement") with Jo Ann Massanova and Carmen Laverghetta ("Sellers") and Benefit Dynamics, Inc. ("BDI"). Pursuant to the Agreement, the Company acquired and, the Sellers sold, 100% of the outstanding securities in BDI. BDI is engaged in the business of retirement planning, pension plan design and administration.

In consideration for 100% of the outstanding securities in BDI, the Company paid the Sellers $300,000 in cash and issued the Sellers promissory notes for an aggregate of $200,000 with the first promissory note in the amount of $100,000 payable March 2, 2008 and the second promissory note in the amount of $100,000 payable March 2, 2009. In the event that certain EBITDA targets are not achieved by BDI during the timeframe that the above promissory notes are outstanding, then the promissory notes will be reduced by the amount of such shortfall; provided, however, in the event that Jo Ann Massanova is terminated without cause, then the promissory notes may not be reduced.

In connection with the acquisition of 100% of the outstanding securities in BDI described above, the Company entered into Non-Compete, Non-Disclosure and Non-Solicitation Agreements with the Sellers. In addition, the Company entered into Employment Agreements with Jo Ann Massanova and Carmen Laverghetta for a period of two years with compensation of $165,000 and $90,000 per year, respectively. Finally, the Company entered into a Stock Option Agreement with Jo Ann Massanova pursuant to which the Company granted Ms. Massanova the option to purchase 100,000 shares of common stock at $0.50 per share.

Prior to the acquisition of BDI, no material relationship existed between the Company and the Sellers and/or their affiliates, directors, officers or any associate of an officer or director.

BDI currently serves approximately 200 retirement plans and 100 Section 125 (cafeteria style) plans through its office located in Cherry Hill, New Jersey. The retirement plan assets are valued at approximately $200 million.

The acquisition of BDI will be accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

The total purchase price for the acquisition of BDI of $520,000 (including $20,000 of estimated acquisition costs) is being allocated on a preliminary basis as follows:

Assets acquired:

  Customer lists/relationships   $520,000
  Goodwill                        208,000
                                 --------
                                  728,000
Liabilities assumed:
  Deferred tax liability          208,000
                                 --------
Net purchase price               $520,000
                                 ========

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (10 years) at $52,000 per year. The amortization is not deductible for tax purposes. The total initial purchase price will be adjusted for actual acquisition and closing costs. Additional consideration or adjustments will be recorded in the consolidated balance sheet as goodwill.

On February 28, 2007, the Company entered into and closed a Stock Purchase Agreement (the "Agreement") with Renee J. Conner and William Renninger ("Sellers") and The Pension Alliance, Inc. ("TPA"). Pursuant to the Agreement, the Company acquired and, the Sellers sold, 100% of the outstanding securities in TPA.

In consideration for 100% of the outstanding securities in TPA, the Company paid the Sellers $3,250,000 in cash, issued the Sellers convertible promissory notes for an aggregate of $675,000 with the first convertible promissory note in the amount of $337,500 payable April 28, 2008 and the second convertible promissory note in the amount of $337,500 payable April 28, 2009, and issued the Sellers an aggregate of 1,088,710 shares of common stock of the Company at $0.62 per share, the market price on the date of acquisition. The convertible promissory notes are convertible into shares of common stock of the Company at a conversion price of $0.62 per share. In the event that certain EBITDA targets are not achieved by TPA during the 24 months following the closing date, then the convertible promissory notes and shares of common stock will be reduced by the amount of such shortfall; provided, however, in the event that Renee J. Conner is terminated without cause, then the convertible promissory notes and purchase price shares may not be reduced. Further, in the event that certain EBITDA targets are achieved, then the Company is obligated to pay to the Sellers an additional purchase price in the form of cash, convertible promissory notes and shares of common stock not to exceed an overall value of $750,000.

In connection with the acquisition of 100% of the outstanding securities in TPA described above, the Company entered into an Employment Agreement with Renee J. Connor for a period of two years with compensation of $75,000 for the initial year and $175,000 for the second year, as well as Non-Competition, Non-Disclosure and Non-Solicitation Agreements. Finally, the Company entered into a Nonstatutory Stock Option Agreement with Renee J. Connor, pursuant to which the Company granted Ms. Connor the option to purchase 100,000 shares of common stock at an exercise price of $0.62 per share for a period of five years.

Prior to the acquisition of TPA, no material relationship existed between the Company and the Sellers and/or their affiliates, directors, officers or any associate of an officer or director.

TPA is engaged in the business of retirement planning, pension plan design and administration. TPA currently administers approximately 1,000 plans with approximately $1.0 billion in assets, through its main office located in Harrisburg, Pennsylvania. TPA also has locations in Philadelphia, PA, Baltimore, MD, and Boston, MA.

The acquisition of TPA will be accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

The total purchase price for the acquisition of TPA of $4,850,000 (including $250,000 of estimated acquisition costs) is being allocated on a preliminary basis as follows:

Assets acquired:

  Property and equipment         $  100,000
  Customer lists/relationships    3,800,000
  Covenant not to compete           475,000
  Employment agreements             475,000
  Goodwill                        1,940,000
                                 ----------
                                  6,790,000

Liabilities assumed:
  Deferred tax liability          1,940,000
                                 ----------
Net purchase price               $4,850,000
                                 ==========

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes. The total initial purchase price will be adjusted for actual acquisition and closing costs. Additional consideration or adjustments will be recorded in the consolidated balance sheet as goodwill.

On February 28, 2007, the Company entered into and closed a Stock Purchase Agreement (the "Pentec Agreement") with Michael E. Callahan ("Pentec Seller"), Pentec, Inc. ("Pentec") and Pentec Capital Management, Inc. ("PCM"). Pursuant to the Pentec Agreement, the Company acquired and, the Pentec Seller sold, 100% of the outstanding securities in Pentec and PCM.

In consideration for 100% of the outstanding securities in Pentec and PCM, the Company paid the Pentec Seller $1,517,000 in cash, issued the Pentec Seller 403,225 shares of the Company's common stock at $0.62 per share (the market price as of the date of acquisition) and issued the Pentec Seller a promissory note for an aggregate of $1,450,000 with payments to be made in accordance with the following schedule: (i) $300,000 payable on November 1, 2007, (ii) $300,000 payable on May 1, 2008, (iii) $250,000 payable on November 1, 2008, (iv) $300,000 payable on May 1, 2009 and (v) $300,000 payable on November 1, 2009. In the event that certain EBITDA targets are not achieved by Pentec and PCM during the timeframe that the above promissory notes are outstanding, then the promissory notes will be reduced by the amount of such shortfall; provided, however, in the event that Michael E. Callahan is terminated without cause or the Company undergoes a change in control, then the promissory notes may not be reduced.

In connection with the acquisition of 100% of the outstanding securities in Pentec and PCM described above, the Company entered into an Employment Agreement with Michael E. Callahan for a period of two years with compensation of $100,000 per year, as well as Non-Compete, Non-Disclosure and Non-Solicitation Agreements.

Prior to the acquisition of Pentec and PCM, no material relationship existed between the Company and the Pentec Seller and/or their affiliates, directors, officers or any associate of an officer or director.

Pentec and PCM are engaged in the business of retirement planning, pension plan design and administration. Through its offices located in Southington, Connecticut, Pentec administers approximately 485 plans with approximately $525 million in assets, and PCM manages approximately $180 million in assets.

The acquisition of Pentec and PCM will be accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

The total purchase price for the acquisition of Pentec and PCM of $3,680,000 (including $180,000 of estimated acquisition costs) is being allocated on a preliminary basis as follows:

Assets acquired:

  Property and equipment         $  100,000
  Customer lists/relationships    3,090,400
  Covenant not to compete           386,300
  Employment agreements             386,300
  Goodwill                        1,585,200
                                 ----------
                                  5,548,200
                                 ----------

Liabilities assumed:
  Deferred tax liability          1,585,200
  Outstanding liabilities           283,000
                                 ----------
                                  1,868,200
                                 ----------
Net purchase price               $3,680,000
                                 ==========

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes. The total initial purchase price will be adjusted for actual acquisition and closing costs. Additional consideration or adjustments will be recorded in the consolidated balance sheet as goodwill.

Series E Cumulative Convertible Preferred Stock Private Placement Subsequent Financing

On January 31, 2007, the E Investors purchased an aggregate of 7,600 shares of E Preferred Stock at $100.00 per share for an aggregate purchase price of $760,000. On February 27, 2007, the Chairman of the Board purchased an aggregate of 5,000 shares of Series E Cumulative Convertible Preferred Stock at $100.00 per share for an aggregate purchase price of $500,000. Total financing provided by the Series E issuances is $2,935,000.

Employment Agreements

On February 1, 2007 the Company entered into an agreement with a new Chief Financial Officer ("CFO"). The CFO will be receiving a yearly salary of $240,000. For the year ending December 31, 2007, the CFO will be eligible to receive a bonus in the amount of 50% of his annual salary (50% of this bonus is contingent upon EBITDA targets and the remainder of the bonus is contingent upon his ability to complete Company objectives). The CFO will also be issued stock options in aggregate totaling 400,000 shares (100,000 are issued upon signing, 200,000 are issued upon EBITDA benchmark, and the remaining 100,000 will be issued upon the completion of the objectives)

In March 2007, the Company entered into a revised employment agreement with the CFO. The employment agreement provides for a term through March 31, 2008, which is automatically renewable for a period of one year unless either party provides the other with notice 30 days prior to the end of the term that the term shall not be extended. The CFO is entitled to receive the following compensation in accordance with his employment agreement:

o     Annual salary of $275,000;

o for the year ended December 31, 2007, the CFO is eligible to receive a bonus equal to 50% of his annual salary of which 50% of the bonus shall be payable upon the Company's earnings before interest, taxes, depreciation, amortization and stock based compensation exceeding $12,000,000 (the "EBITDA SBC Benchmark") and 50% shall be payable upon the attainment of objectives to be determined by the CEO of the Company (the "Management Objective"); and

o 500,000 shares of stock of the Company of which 100,000 have been previously granted, 200,000 shares are issuable on March 28, 2007 and 200,000 shares are issuable upon the Company achieving the EBITDA SBC Benchmark.

In March 2007, the Company entered into an Addendum to Employment Agreement (the "CEO Addendum") with the CEO. The CEO Addendum provides:

o that all unissued shares held by the CEO shall vest immediately and be issued in the event of a change of control, which is defined as an event or series of events resulting in a sale or exchange of more than 50% of the Company's voting securities, a merger, the sale of substantially all of the assets of the Company or liquidation of the Company;

o that the CEO is entitled to the reimbursement of expenses incurred in the event that he is terminated or his employment term is not extended upon the expiration of the term;

o granted the CEO the right to receive a lump sum payment equal to one week of his salary for every month of service with a minimum of three months in the event that the CEO terminates his employment with the Company as a result of the material reduction of the CEO's base salary or duties and responsibilities or any material breach of the employment agreement for a period of 30 days; and

o that the Company shall indemnify the CEO in his capacity as an executive officer of the Company as a result of losses his incurred as a result from serving as executive officer of the Company.

In March 2007, the Company entered into an Addendum to Employment Agreement (the "COO") with the COO. The COO Addendum provides that all unissued shares held by the COO shall vest immediately and be issued in the event of a change of control, which is defined as an event or series of events resulting in a sale or exchange of more than 50% of the Company's voting securities, a merger, the sale of substantially all of the assets of the Company or liquidation of the Company;

Related party agreements

On January 1, 2006, the Company entered into an advisory agreement (the "Advisory Agreement") with DC Associates LLC, an entity controlled by Michael Crow, one of the Corporation's principal shareholders, to act as the Company's financial consultant in arranging equity or debt financings in consideration for a monthly fee of $10,000 and a negotiated fee in connection with the closing of any public offering, private offering, merger or acquisition. On January 16, 2007, the Company elected to extend the Advisory Agreement, effective January 1, 2007, for a period of one year.

In February 2007, the Board of Directors approved a compensation structure with Duncan Capital Group LLC in consideration for services associated with potential financings as well as strategic business combinations or acquisitions. As compensation for such structure, the Company agreed to provide Duncan Capital Group LLC with an initial retainer of $100,000 (which shall be applied towards future fees). Further, the Company has agreed to pay Duncan Capital Group LLC $250,000 upon the execution of a term sheet or letter of intent with terms in excess of $1.50 as well as 2.5% of the aggregate increase in value over $1.50 per share.