Form 10QSB
period 2007-03-31
National Investment Managers Inc.
filed 2007-05-15
CIK 770461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007 OR

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

                           Yes   X        No
                               -----         -----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

                           Yes            No   X
                               -----         -----

As of May 14, 2007, 27,368,980 shares of $.001 par value common stock of the registrant were outstanding.

Transitional Small Business Disclosure Format (Check One): Yes      No  X
                                                              -----   -----

              NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES
              --------------------------------------------------

                                      INDEX
                                      -----

PART I. FINANCIAL INFORMATION
-----------------------------

Item 1. Financial Statements                                            Page No.
                                                                        --------

Condensed Consolidated Balance Sheet - March 31, 2007 (unaudited)           3-4

Condensed Consolidated Statements of Operations - Three Months ended
March 31, 2007 and 2006 (unaudited)                                           5

Condensed Consolidated Statements of Cash Flows - Three Months ended
March 31, 2007 and 2006 (unaudited)                                           6

Notes to Condensed Consolidated Financial Statements                       7-19

Item 2. Management's Discussion and Analysis of Financial Condition
and Results of Operations                                                 20-25

Item 3. Quantitative and Qualitative Disclosures about Market Risks          25

Item 4. Controls and Procedures                                              26

PART II.  OTHER INFORMATION
---------------------------

Item 1. Legal Proceedings                                                    26

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds       26-29

Item 3. Defaults upon Senior Securities                                      29

Item 4. Submission of Matters to a Vote of Security Holders                  29

Item 5. Other Information                                                    29

Item 6. Exhibits                                                          30-40

SIGNATURES                                                                   41

Item 1. Financial Statements

               National Investment Managers Inc. and Subsidiaries
                 Unaudited Condensed Consolidated Balance Sheet
                           For The Three Months Ended,

                                                                  March 31, 2007
                                                                  --------------

CURRENT ASSETS:
     Cash                                                         $    2,655,396
     Accounts receivable, net                                          2,697,287
     Prepaid expenses and other current assets                           780,130
                                                                  --------------
          Total current assets                                         6,132,813
                                                                  --------------

PROPERTY AND EQUIPMENT, net                                            1,077,244
                                                                  --------------

OTHER ASSETS
     Goodwill                                                         21,119,410
     Customer lists/relationships                                     25,555,543
     Other intangibles                                                 8,168,027
     Deferred financing costs                                            712,819
                                                                  --------------
          Total other assets                                          55,555,799
                                                                  --------------
                                                                  $   62,765,856
                                                                  ==============

CURRENT LIABILITIES:
     Long-term debt, current portion                              $    7,315,329
     Accounts payable                                                    650,558
     Unearned revenue                                                  5,962,671
     Accrued expenses and other current liabilities                    3,282,963
                                                                  --------------
          Total current liabilities                                   17,211,521

LONG-TERM LIABILITIES:
     Long-term debt, less current portion                             15,867,048
     Preferred dividends payable                                       2,349,525
     Derivative financial instruments                                  1,796,151
     Deferred tax liability                                           10,394,850
                                                                  --------------
          Total long-term liabilities                                 30,407,574
                                                                  --------------
                                 Total liabilities                    47,619,095
                                                                  --------------

STOCKHOLDERS' EQUITY

Preferred Stock, $.001 par value, 10,000,000
    shares authorized; 4,000,000 designated
    as Series A shares of which 2,620,000
    shares issued and outstanding (liquidation
    preference $2,620,000), 4,000,000 designated
    as Series B shares of which 3,715,000
    shares issued and outstanding (liquidation
    preference $7,430,000); 1,000,000 designated
    as Series C shares of which 883,334 shares
    issued and outstanding (liquidation preference
    $10,600,008); 500,000 designated as Series D
    shares of which 409,500 shares issued and
    outstanding (liquidation preference $4,095,000);
    60,000 designated as Series E shares of which
    29,350 shares issued and outstanding (liquidation
    preference $5,870,000)                                                7,657
Common Stock, $.001 par value 100,000,000 shares
    authorized, 27,368,980 shares issued and
    outstanding                                                          27,369
Additional paid-in capital                                           28,702,678
Accumulated deficit                                                 (13,590,944)
                                                                 --------------
     Total stockholders' equity                                      15,146,760

                                                                 $   62,765,856
                                                                 ==============

See accompanying notes to unaudited condensed consolidated financial statements

               National Investment Managers Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                           For The Three Months Ended,
                                    Unaudited

                                                               March 31, 2007    March 31, 2006
                                                               --------------    --------------

Revenues                                                       $    6,660,961    $    4,634,307
                                                               --------------    --------------

Operating expenses
    Selling, general and administrative expenses                    6,770,043         5,598,942
    Stock based compensation                                          170,655           453,376
    Depreciation and amortization                                   1,402,137           835,902
                                                               --------------    --------------

                                                                    8,342,835         6,888,220
                                                               --------------    --------------

Operating loss                                                     (1,681,874)       (2,253,913)
                                                               --------------    --------------

Other income (expense):
    Interest expense                                               (1,181,953)         (788,274)
    Change in fair value of derivative financial instruments         (495,905)               --
    Gain on disposal of subsidiary                                         --           166,568
    Interest, dividend and rental income                               44,191            10,957
                                                               --------------    --------------

                                                                   (1,633,667)         (610,749)
                                                               --------------    --------------

Loss before deferred income tax benefit                            (3,315,541)       (2,864,662)

Deferred income tax benefit                                           157,950                --
                                                               --------------    --------------

Net loss                                                           (3,157,591)       (2,864,662)

Preferred dividends                                                  (518,050)         (330,750)
                                                               --------------    --------------

Net loss available to common shareholders                      $   (3,675,641)   $   (3,195,412)
                                                               ==============    ==============

Basic and Diluted Loss per Common Share                        $        (0.12)   $        (0.15)
                                                               ==============    ==============

Weighted Average Number of Common Shares                           25,879,000        19,504,000
                                                               ==============    ==============
Outstanding

See accompanying notes to unaudited condensed consolidated financial statements

               National Investment Managers Inc. and Subsidiaries
            Unaudited Condensed Consolidated Statements of Cash Flows
                           For The Three Months Ended,

                                                         March 31,         March 31,
                                                           2007              2006
                                                      --------------    --------------
Net cash provided by (used in) operating activities   $      965,530    $      (43,167)
                                                      --------------    --------------

Cash flows from investing activities:
Purchases of property and equipment                          (46,157)          (61,147)
Acquisition of Valley Forge                                                 (3,387,500)
Acquisition of ABR                                                             (10,000)
Acquisition of Benefit Dynamics                             (340,000)
Acquisition of Pentec and Pentec Capital Management       (1,864,925)
Acquisiton of Pension Alliance                            (3,380,000)
Proceeds from sale of MLK Group                                                900,000
Decrease in receivable from ABR trustee                                         26,408
                                                      --------------    --------------
Net cash used in investing activities                     (5,631,082)       (2,532,239)
                                                      --------------    --------------

Cash flows from financing activities:
Payments on long term debt and notes                         (20,573)       (1,192,943)
Proceeds from common and preferred stock
     sales and option exercises, net                       1,150,219             6,667
                                                      --------------    --------------
Net cash provided by (used in) financing activities        1,129,646        (1,186,276)
                                                      --------------    --------------

Decrease in cash                                          (3,535,906)       (3,761,682)

Cash, beginning of period                                  6,191,301         5,964,192
                                                      --------------    --------------
Cash, end of period                                   $    2,655,396    $    2,202,510
                                                      ==============    ==============

Supplemental disclosure of cash flow information:
Interest paid                                         $    1,935,044    $      313,844
                                                      ==============    ==============

Supplemental disclosures of noncash investing and financing activities:

Accrued preferred dividends                           $      518,050    $      330,750
                                                      ==============    ==============

Non-cash component of proceeds from sale of
     MLK Group                                        $           --    $      290,000
                                                      ==============    ==============

See accompanying notes to unaudited condensed consolidated financial statements

In conjunction with the Company's acquisitions, notes and common stock were issued and liabilities were assumed as follows:

                                   BDI           Pentec          TPA         Valley Forge
                                   2007           2007           2007            2006
                                -----------    -----------    -----------    -----------
Fair value of assets acquired   $   756,000    $ 6,857,493    $ 6,622,000    $ 8,532,000
Cash paid                          (340,000)    (1,691,376)    (3,380,000)    (3,387,500)
Notes issued                       (200,000)    (1,450,000)      (675,000)            --
Common stock issued                      --       (250,000)      (675,000)    (3,444,500)
                                -----------    -----------    -----------    -----------
   Total liabilitites assumed   $   216,000    $ 3,466,117    $ 1,892,000    $ 1,700,000

               National Investment Managers Inc. and Subsidiaries
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

Note 1.  Unaudited Statements

The accompanying unaudited condensed consolidated financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these interim condensed consolidated financial statements be read in conjunction with the consolidated financial statements and related notes included in National Investment Managers Inc. Form 10-KSB for the year ended December 31, 2006.

The operating results for the three months ended March 31, 2007 are not necessarily indicative of the results to be expected for the December 31, 2007 year end.

All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2.  Background

National Investment Managers Inc. ("NIVM" or the "Company") is in the principal business of acquiring and managing operating entities that offer third party administration primarily of retirement plans, financial and investment advisory services and insurance products to small and medium sized businesses in the United States and to high-net worth individuals. As of March 31, 2007, the Company owned 18 operating units in 12 states.

At March 31, 2007, the Company had a working capital deficit of approximately $11.1 million, of which approximately $6 million is unearned revenue which will be recognized over the next twelve months. For the three months ended March 31, 2007, the Company had a net loss of approximately $3.2 million. In order to pursue its strategy of purchasing small to medium-sized pension advisory, investment management and insurance organizations, the company is actively seeking strategic financing opportunities and is confident in its ability to secure additional capital based on its history and strategic partnerships. To the extent we are unsuccessful in securing additional financing, our ability to execute our acquisition strategy will be hindered. However, the company's management believes that its positive cash flows and organic growth associated with the recurring revenue nature of the business will allow it to meet its debt and interest obligations.

Note 3.   New Accounting Pronouncement

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 and as of March 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at March 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

Under the terms of a Registration Rights Agreement between Laurus and the Company, the Company is obligated to register the resale of the shares of Common Stock issuable upon payment or conversion of the Note and exercise of the Warrant and Option and have the registration statement declared effective by the Securities and Exchange Commission on or prior to July 7, 2005, which date was extended to August 15, 2006 and then again to September 15, 2006. If the registration statement is not declared effective within the time frame described, or if the registration is suspended other than as permitted in the registration rights agreement, the Company will be obligated to pay Laurus a fee equal to 1.5% of the outstanding principal amount of the Note for each 30-day period (pro-rated for partial periods) that such registration obligations are not satisfied. Laurus has subsequently agreed to waive this provision. The Registration Rights Agreement was amended in connection with our entering into the November 30, 2005 term loan described below.

Pursuant to Paragraph 14 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Warrant and option issued in connection with the convertible notes payable meet the requirements of and are accounted for as a liability since the option and warrant contain registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration. The embedded conversion option is also accounted for as a liability since the convertible notes payable are not considered "conventional convertible debt" under EITF 00-19 because of the anti-dilutive conversion price reset provision. The initial value of the option, warrant and embedded conversion option (collectively, "derivative financial instruments") was treated as a discount to the convertible notes payable and recorded as a liability. The Company calculated the initial value of the derivative financial instruments on the closing date of the transaction as being $1,172,688 as determined using a Black-Scholes option pricing model with the following assumptions: expected term - 3-8 years, volatility - 25%, risk free rate - 4%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise or conversion of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The derivative financial instruments have a value of $844,098 at March 31, 2007.

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

Of the $9,200,000 principal amount of the Term Note and November 2005 Shares, the Company has allocated $554,217 as the estimated value of the November 2005 Shares issued with the Term Note. This amount is being amortized as additional interest expense with a corresponding increase to notes payable over the life of the Term Note using the effective interest method until the Term Note is repaid. At March 31, 2007, $179,168 has been amortized and the remaining balance of $375,049 at March 31, 2007 is reflected as a reduction of notes payable.

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

Pursuant to Paragraph 14 of EITF No. 00-19, the May 2006 Warrant issued in connection with the note payable meets the requirements of and are accounted for as a liability since the May 2006 Warrant contains registration rights where significant liquidated damages would be required to be paid to the holder in the event the Company failed to receive an effective registration. The initial value of the May 2006 Warrant was treated as a discount to the convertible notes payable and recorded as a liability. The Company calculated the initial value of the derivative financial instrument on the closing date of the transaction as being $405,471 as determined using a Black-Scholes option pricing model with the following assumptions: expected term - 5 years, volatility - 25%, risk free rate
- 4%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise or conversion of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The derivative financial instruments have a value of $381,430 at March 31, 2007.

Amendments to Previous Laurus Financings

March 2005 Loan

On March 9, 2005, the Company issued to Laurus (i) a secured convertible term note in the principal amount of $3,000,000 (the "March 2005 Convertible Note"),
(ii) warrants entitling Laurus to purchase up to 1,084,338 shares of our common stock at a per share exercise price of $1.00 (the "March 2005 Warrant")and (iii) an option to purchase up to 643,700 shares of our common stock at a per share purchase price of $0.01.

Amortizing payments of the outstanding principal amount of the March 2005 Convertible Note contained in the restricted account, referred to as the "Amortizing Principal Amount", began on July 1, 2005, in monthly installments of $14,706, which was increased to $100,913 following the release of funds from the restricted account, on the first day of each succeeding calendar month until paid, together with accrued and unpaid interest (whether by the payment of cash or by the conversion of such principal into common stock). In connection with the May 2006 financing, Laurus and the Company agreed that the Company will not be required to make its Amortizing Principal Amount payments commencing on June 1, 2006 through March 31, 2007. Such payments shall resume on April 1, 2007. In addition, the exercise price of the March 2005 Warrant was reduced from $1.00 to $0.50.

November 2005 Loan

On November 30, 2005, we issued to Laurus (i) a $9,200,000 in a secured term note (the "November 2005 Term Note") and (ii) 1,108,434 shares of our common stock. Commencing June 1, 2006, the Company was required to commence making monthly amortizing payments in the amount of $219,048. In connection with the May 2006 financing, Laurus and the Company agreed that the Company will not be required to make its monthly amortizing payments commencing on June 1, 2006 through March 31, 2007. Such payments shall resume on April 1, 2007.

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

May 2, 2007 Amendment

On May 2, 2007, the Company and Laurus entered into the Second Omnibus Amendment and Waiver (the "Omnibus Agreement") to amend certain terms of the secured convertible term note issued in March 2005 (the "March Note"), the secured term note issued in November 2005 (the "November Note") and the secured term note issued in May 2006 (the "May Note"). Pursuant to the Omnibus Agreement, Laurus and the Company agreed that the Company shall make the April 2007 payment for the March note, the November note, and the May note, but shall not be required to pay the principal portion of any monthly principal amount due in May, June and July 2007 under the March Note, the November Note and the May Note. As consideration for the extensions to the respective term notes, the Company made a cash payment to Laurus on May 2, 2007 in the amount of $130,988.

Note 5.  Stockholders' equity

During the three months ended March 31, 2007, stockholders' equity was primarily increased as a result of:

      o     stock-based compensation in the amount of approximately $170,000;
      o issuance of 1,491,935 shares of common stock valued at $0.62 in connection with the Pentec, PCM and TPA acquisitions;
      o a private placement of 12,600 shares of Series E Convertible Preferred securities at $100 per share (with each share convertible into 200 shares of common stock) generating net proceeds of $1,150,219;

During the three months ended March 31, 2007, stockholders' equity was decreased as a result of preferred dividends of approximately $518,000 and the net loss. Other stockholders' equity activity during the three months ended March 31, 2007 included the conversion of 500,000 shares of Series A Convertible Preferred securities to 500,000 shares of common stock.

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

Unexercised stock options and warrants to purchase common stock, and Preferred Stock and Notes convertible into common stock as of March 31, 2007 and 2006, are as follows:

                                                  March 31,           March 31,
                                                    2007                2006
                                                  ----------          ----------
Options and warrants                              14,763,848           9,738,126
Preferred Stock                                   34,710,008          21,450,008
Convertible notes                                  3,885,088           3,533,940
                                                  ----------          ----------
                                                  53,358,944          34,722,074
                                                  ==========          ==========

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2007 and 2006 since their inclusion would be anti-dilutive.

Note 8.  Acquisition of Benefit Dynamics, Inc.

On January 2, 2007, NIVM entered into and closed a Stock Purchase Agreement (the "BDI Agreement") with Jo Ann Massanova and Carmen LaVerghetta ("Sellers") and Benefit Dynamics, Inc. ("BDI"). Pursuant to the BDI Agreement, the Company acquired and, the Sellers sold, 100% of the outstanding securities in BDI. In consideration for 100% of the outstanding securities in BDI, the Company paid the Sellers $300,000 in cash, issued the Sellers promissory notes for an aggregate of $200,000 with the first promissory notes in the amount of $100,000 payable March 2, 2008 and the second promissory notes in the amount of $100,000 payable March 2, 2009 The total consideration paid was $500,000.

The Company's strategy in purchasing BDI was to acquire a pension advisory organization with recurring revenue streams, and consolidate this business to take advantage of economies of scale, efficiencies, and cross-selling opportunities. BDI had demonstrated stable revenue growth and cash flow with low client attrition rates. The Company plans to enhance revenues in BDI through cross-selling within a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and products and higher client retention through improved service.

As part of the consideration received for the sale of BDI to us, Jo Ann Massanova and Carmen LaVerghetta were awarded two year employment agreements, and agreed to be bound by non-compete and non-solicit agreements.

The acquisition of BDI is accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

The total purchase price for the acquisition of BDI of $540,000 (including $40,000 of acquisition costs) is being allocated as follows:

Customer lists/relationships                                        $    540,000
Goodwill                                                                 216,000
                                                                    ------------
                                                                         756,000

Liabilities assumed:
              Deferred tax liability                                     216,000
                                                                    ------------

Net purchase price                                                  $    540,000
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

In connection with the BDI acquisition, the Company became obligated to make annual payments of $165,000 under a two-year employment agreement with Jo Ann Massanova and to make annual payments of $90,000 under a two-year employment agreement with Carmen LaVerghetta.

Note 9.  Acquisition of Pentec, Inc. and Pentec Capital Management, Inc.

On February 28, 2007, NIVM entered into and closed a Stock Purchase Agreement (the "Pentec Agreement") with Michael E. Callahan ("Callahan"), Pentec , Inc. ("Pentec ") and Pentec Capital Management, Inc. ("PCM"). Pursuant to the Agreement, the Company acquired and, Callahan sold, 100% of the outstanding securities in Pentec and PCM. In consideration for 100% of the outstanding securities in Pentec and PCM, the Company paid Callahan $1,517,000 in cash, issued Callahan promissory notes for an aggregate of $1,450,000 with payments to be made in accordance with the following schedule: (i) $300,000 payable on November 1, 2007, (ii) $300,000 payable on May 1, 2008, (iii) $250,000 payable on November 1, 2008, (iv) $300,000 payable on May 1, 2009 and (v) $300,000 payable on November 1, 2009, and issued Callahan an aggregate of 403,225 shares of common stock of the Company valued at $0.62 per share for a total value of $250,000. The total consideration paid was $3,217,000.

The Company's strategy in purchasing Pentec and PCM was to acquire pension and investment advisory organizations with recurring revenue streams, and consolidate these businesses to take advantage of economies of scale, efficiencies, and cross-selling opportunities. Pentec and PCM had demonstrated stable revenue growth and cash flow with low client attrition rates. The Company plans to enhance revenues in Pentec and PCM through cross-selling within a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and products and higher client retention through improved service.

As part of the consideration received for the sale of Pentec and PCM to us, Michael E. Callahan was awarded a two year employment agreement, and agreed to be bound by non-compete and non-solicit agreements.

The acquisition of Pentec and PCM is accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

The total purchase price for the acquisition of Pentec and PCM of $3,391,376 (including $174,376 of acquisition costs) is being allocated as follows:

Assets acquired:

Property and equipment                                                $  289,364
Customer lists/relationships                                           2,351,000
Covenant not to compete                                                1,731,000
Trade name                                                               187,000
Employment agreements                                                    287,000
Goodwill                                                               2,012,129
                                                                      ----------
                                                                       6,857,493

Liabilities assumed:
             Unearned revenue                                          1,184,854
             Deferred tax liability                                    1,834,492
             Other liabilities assumed                                   446,771
                                                                      ----------
                                                                       3,466,117

Net purchase price                                                    $3,391,376
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

In connection with the Pentec and PCM acquisition, the Company became obligated to make annual payments of $100,000 under a two-year employment agreement with Michael E. Callahan.

Note 10.          Acquisition of The Pension Alliance, Inc.

On February 28, 2007, NIVM entered into and closed a Stock Purchase Agreement (the TPA "Agreement") with Renee J. Conner and William Renninger ("TPA Sellers") and The Pension Alliance, Inc. ("TPA"). Pursuant to the TPA Agreement, the Company acquired and, the TPA Sellers sold, 100% of the outstanding securities in TPA. In consideration for 100% of the outstanding securities in TPA, the Company paid the TPA Sellers $3,250,000 in cash, issued the TPA Sellers convertible promissory notes for an aggregate of $675,000 with the first convertible promissory note in the amount of $337,500 payable April 28, 2008 and the second convertible promissory note in the amount of $337,500 payable April 28, 2009, and issued the TPA Sellers an aggregate of 1,088,710 shares of common stock of the Company valued at $675,000. The convertible promissory notes are convertible into shares of common stock of the Company at a conversion price of $0.62 per share. In the event that certain EBITDA targets are not achieved by TPA during the 24 months following the closing date, then the convertible promissory notes and shares of common stock will be reduced by the amount of such shortfall; provided, however, in the event that Renee J. Conner is terminated without cause, then the convertible promissory notes and purchase price shares may not be reduced. Further, in the event that certain EBITDA targets are achieved, then the Company is obligated to pay to the Sellers an additional purchase price in the form of cash, convertible promissory notes and shares of common stock not to exceed an overall value of $750,000. The total consideration paid was $4,600,000.

The Company's strategy in purchasing TPA was to acquire a pension advisory organization with recurring revenue streams, and consolidate this business to take advantage of economies of scale, efficiencies, and cross-selling opportunities. TPA had demonstrated stable revenue growth and cash flow with low client attrition rates. The Company plans to enhance revenues in TPA through cross-selling within a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and products and higher client retention through improved service.

As part of the consideration received for the sale of TPA to us, Renee J. Conner was awarded a two year employment agreement, and agreed to be bound by non-compete and non-solicit agreements.

The acquisition of TPA is accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

The total purchase price for the acquisition of TPA of $4,730,000 (including $130,000 of acquisition costs) is being allocated as follows:


Assets acquired:
Customer lists/relationships                                 $2,470,000
Covenant not to compete                                       1,713,000
Trade name                                                      291,000
Employment agreements                                           256,000
Goodwill                                                      1,892,000
                                                             ----------
                                                              6,622,000

Liabilities assumed:
        Deferred tax liability                                1,892,000
                                                             ----------

Net purchase price                                           $4,730,000
                                                             ----------

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets. The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

In connection with the TPA acquisition, the Company became obligated to make annual payments of $75,000 and $175,000 under a two-year employment agreement with Renee J. Conner. The Company also issued an option to purchase 100,000 shares of common stock at an exercise price of $0.62 per share to Renee J. Conner.

Note 11. Unaudited Proforma Financial Information - Three months Ended March 31, 2007 and 2006

The results of operations of the Company's various acquisitions have been included in the accompanying unaudited condensed consolidated statements of operations since the respective acquisition dates.

The following unaudited proforma information gives effect to the BDI, Pentec, PCM, TPA, Lamco, and NAPS acquisitions as if the acquisitions all took place on January 1, 2006. The proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

                                                    March 31,        March 31,
                                                      2007             2006
                                                   -----------      -----------

Revenues                                           $ 7,733,108      $ 7,136,407

Loss available to common shareholders              $(2,853,361)     $(2,159,162)

Basic and diluted loss
   per common share                                $     (0.10)     $     (0.09)

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Three Month Period Ended March 31, 2007 Compared to March 31, 2006 (Unaudited)



                                           March 31,        % of             March 31,      % of         $ Change        % Change
                                              2007        Revenues             2006       Revenues      2007 to 2006   2007 to 2006

Revenues                                   $  6,660,961          100.0%     $  4,634,307     100.0%     $  2,026,654        43.7%
                                           ------------  --------------     ------------  ---------     ------------   ----------
Operating expenses
  Selling, general and administrative
     expenses                                 6,770,043          101.6%        5,598,942     120.8%        1,171,101        20.9%
  Stock based compensation                      170,655            2.6%          453,376       9.8%         (282,721)      -62.4%
  Depreciation and amortization               1,402,137           21.1%          835,902      18.0%          566,235        67.7%
                                           ------------  --------------     ------------  ---------     ------------   ----------

                                              8,342,835          125.2%        6,888,220     148.6%        1,454,615        21.1%
                                           ------------  --------------     ------------  ---------     ------------   ----------

Operating loss                               (1,681,874)         -25.2%       (2,253,913)    -48.6%          572,039       -25.4%
                                           ------------  --------------     ------------  ---------     ------------   ----------

Other income (expense):
  Interest expense                           (1,181,953)         -17.7%         (788,274)    -17.0%         (393,679)       49.9%
  Change in fair value of derivative
     financial instruments                     (495,905)          -7.4%               --       0.0%         (495,905)         --
  Gain on disposal of subsidiary                                                 166,568       3.6%
  Interest, dividend and rental income           44,191            0.7%           10,957       0.2%           33,234       303.3%
                                           ------------  --------------     ------------  ---------     ------------   ----------

                                             (1,633,667)         -24.5%         (610,749)    -13.2%       (1,022,918)      167.5%
                                           ------------  --------------     ------------  ---------     ------------   ----------

Loss before deferred income tax benefit      (3,315,541)         -49.8%       (2,864,662)    -61.8%         (450,879)       15.7%

Deferred income tax benefit                     157,950            2.4%               --       0.0%          157,950           --
                                           ------------  --------------     ------------  ---------     ------------   ----------

Net loss                                     (3,157,591)         -47.4%       (2,864,662)    -61.8%     $   (292,929)       10.2%
                                                         ==============                   =========     ============   ==========

Preferred dividends                            (518,050)       (330,750)
                                           ------------  --------------

Net loss available to common shareholders  $ (3,675,641) $   (3,195,412)
                                           ============  ==============

Basic and Diluted Loss per Common Share    $      (0.12) $        (0.15)
                                           ============  ==============

Weighted Average Number of Common Shares     25,879,000      19,504,000
Outstanding                                 ============  ==============



Revenues for the three months ended March 31, 2007 increased $2,026,654 to $6,660,961 compared to the three months ended March 31, 2006 as shown on the table above. The increase in revenue and corresponding increases in operating expenses was due to business generated and costs incurred by firms that were acquired during the last nine months of 2006, as well as firms acquired during the first quarter of 2007, which are being consolidated for the first time.

Operating expenses increased $1,454,615 to $8,342,835 from the prior year's comparable period. As a percentage of sales, operating expenses decreased to 125.2% in the 2007 period as compared to 148.6% in the same period last year.

Selling, general and administrative expenses increased $1,171,101 to $6,770,043 from the prior year's comparable period. As a percentage of sales, selling, general and administrative expenses decreased to 101.6% in the period as compared to 120.8% in the same period last year.

Depreciation and amortization increased $566,235 to $1,402,137 from the prior year's comparable period primarily due to amortization of intangible assets acquired in connection with acquisitions. As a percentage of sales, depreciation and amortization increased to 21.1% in the 2007 period as compared to 18.0% in the same period last year.

Stock based compensation decreased $282,721 to $170,655 from the prior year's comparable period due primarily to less issuances of options to executives and employees. As a percentage of sales, stock based compensation decreased to 2.6% in the period as compared to 9.8% in the same period last year.

Other income (expense)

Net other income (expense) increased to ($1,633,667) for the three months ended March 31, 2007 from ($610,749) for the three months ended March 31, 2006. The change was mainly due to an increase in interest expense of ($393,769) and a change in fair value of derivative financial instruments of ($495,905), partially offset by interest income of $37,187 and rental income of $7,004.

Liquidity and Capital Resources

Our cash, working capital (deficit) and stockholders' equity position is disclosed below:

                           March 31, 2007
                             (Unaudited)              December 31, 2006
                          ------------------         ------------------
Unrestricted Cash            $ 2,655,396                   $6,191,301
Working Capital (deficit)   ($11,078,708)                 ($2,566,799)
Stockholders' Equity         $15,146,760                  $16,534,526

The Company had unrestricted cash as of March 31, 2007 of $2,655,396, a decrease of $3,535,906 from December 31, 2006.

The decrease in cash was due to:

Net cash provided by (used in) operating activities            $   965,530

Cash flows from investing activities:
         Purchases of property and equipment                       (46,157)
         Acquisition of Benefit Dynamics                          (340,000)
         Acquisition of Pentec and Pentec Capital Management    (1,864,925)
         Acquisiton of Pension Alliance                         (3,380,000)
                                                               -----------

Net cash used in investing activities                           (5,631,082)
                                                               -----------

Cash flows from financing activities:
         Payments on long term debt and notes                      (20,573)
         Proceeds from common and preferred stock sales, net     1,150,219
                                                               -----------

Net cash provided by (used in) financing activities              1,129,646
                                                               -----------

Decrease in cash                                               $(3,535,906)
                                                               ===========

Net cash provided by operating activities of $965,530 was primarily due to non-cash items of approximately $2,295,000, unearned revenues of approximately $2,020,000, and accrued expenses and liabilities of approximately $197,000, offset by a net loss of $3,157,591, decreases in receivables and prepaid expenses of approximately $227,000, and decreases in accounts payable of approximately $161,000.

The non-cash items were primarily composed of:
   o  Depreciation and amortization of approximately $1,402,000;
   o  Noncash interest of $400,570;
   o  Stock based compensation of $170,655;
   o  Stock issued for services of $42,002;
   o  Change in the fair value of derivative securities of $495,905.

The above non-cash items were offset by a change in deferred income tax benefit of $216,759.

Net cash of $5,631,082 used in investing activities was primarily due to approximately $5.6 million of funds expended in the acquisitions and the purchase of fixed assets.

Net cash of $1,129,646 provided by financing activities was primarily due to the receipt of approximately $1.15 million of net proceeds from our Series E Preferred Stock Offering.

In order to pursue our strategy of purchasing small to medium-sized pension advisory, investment management and insurance organizations, we will need to seek additional equity or debt financing in the near future.

Future Contractual Obligations

The following table shows the Company's present and future contractual obligations as of March 31, 2007:

                                                          Payments due by period
                                       -----------------------------------------------------------
                                                       Less than
                                          Total          1 year         1-3 years       3-5 years
                                       -----------     -----------     -----------     -----------
Operating Lease Obligations            $ 3,717,286     $ 1,174,664     $ 2,148,018     $   394,603

Employment Contracts                   $   865,000     $   865,000     $        --     $        --

LongTerm Debt                          $23,182,376     $ 7,315,329     $10,853,883     $ 5,013,164
                                       -----------     -----------     -----------     -----------

Total Contractual Cash Obligations     $27,764,661     $ 9,354,994     $13,001,901     $ 5,407,767
                                       ===========     ===========     ===========     ===========


Critical Accounting Policies and Estimates

We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements:

Revenue Recognition
Management's Estimates
Goodwill / Intangible Assets
Share-based Payments

Revenue Recognition

We generate revenue primarily from the following three sources:
---------------------------------------------------------------
   o  Third party administration;
   o Financial planning and investment advisory fees and securities commissions;
   o  Insurance commissions.

We recognize revenue from these sources, as follows:

Third party administration:
---------------------------
   o  Persuasive evidence of an arrangement between us and our client exists;
   o Delivery of the product to the customer has occurred or service has been provided to the customer;
   o  The price to the customer is fixed and determinable;
   o  Collectability of the sales price is reasonably assured.

Financial planning and investment advisory fees and securities:
---------------------------------------------------------------
   o  As services are rendered;
   o  Contingent commissions are recorded as revenue when received.


Insurance:
----------
   o  The policy application is substantially complete;
   o  The premium is paid;
   o The insured party is contractually committed to the purchase of the insurance policy.

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

New Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 and as of March 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at March 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position, results of operations and cash flows.

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

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.


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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities -

January 2, 2007

In connection with the acquisition of 100% of the outstanding securities of BDI, the Company issued a Stock Option Agreement with Jo Ann Massanova pursuant to which the Company granted Ms. Massanova the option to purchase 100,000 shares of common stock at $0.50 per share.

January 31, 2007

As previously reported on our Form 8-K dated February 2, 2007, on January 31, 2007, accredited investors purchased an aggregate of 7,600 shares of Series E Preferred Stock at $100.00 per share for an aggregate purchase price of $760,000 from the Company. For each share of Series E Preferred Stock purchased, each investor will receive a common stock purchase warrant to purchase 100 shares of common stock of the Company (the "Warrants"). The Warrants shall be exercisable for a period of seven years at an exercise price of $0.50 per share. The funds raised will be utilized by the Company for working capital and acquisitions.

Each share of Series E Preferred Stock is convertible, at any time at the option of the holder, into 200 shares of common stock of the Company ("Common Stock"). Holders of the Series E Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $12.00 per share of Series E Preferred Stock paid quarterly. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue registered shares of common stock in connection with the dividend on the Series E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 95% of the average closing sale price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Average Closing Price"). In the event that the Company elects to issue restricted shares of common stock in connection with the dividend on the Series E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 80% of the Average Closing Price. If the Company and the investors are unable to determine the Average Closing Price, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

The Company has agreed to file a registration statement registering the shares of common stock issuable upon conversion or exercise of the shares of Preferred Stock, Warrants and upon declaration of the dividend. Further, the Company is required to use its best efforts to have such registration statement declared effective within 180 days of the first closing.

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

In the event of any liquidation or winding up of the Company, the holders of Series E Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A, Series B, Series C and Series D Convertible Preferred Stock and any amount of secured convertible debt, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The shares of Series E Preferred Stock were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

February 1, 2007

On February 1, 2007, the Company entered an employment agreement with John Davis pursuant to which he issued 400,000 shares of stock of the Company of which 100,000 are issuable upon signing the employment agreement, 200,000 shares are issuable upon the Company achieving the certain EBITDA benchmarks and 100,000 shares are issuable upon the Company achieving certain management objective.

February 27, 2007

As previously reported on our Form 8-K dated February 28, 2007, on February 27, 2007, the Chairman of the Board of the Company, an accredited investor, purchased 5,000 shares of Series E Preferred Stock at $100.00 per share for an aggregate purchase price of $500,000 from the Company. For each share of Series E Preferred Stock purchased, each investor will receive a common stock purchase warrant to purchase 100 shares of common stock of the Company (the "Warrants"). The Warrants shall be exercisable for a period of seven years at an exercise price of $0.50 per share. The funds raised will be utilized by the Company for working capital and acquisitions.

Each share of Series E Preferred Stock is convertible, at any time at the option of the holder, into 200 shares of common stock of the Company ("Common Stock"). Holders of the Series E Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $12.00 per share of Series E Preferred Stock paid quarterly. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue registered shares of common stock in connection with the dividend on the Series E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 95% of the average closing sale price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Average Closing Price"). In the event that the Company elects to issue restricted shares of common stock in connection with the dividend on the Series E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 80% of the Average Closing Price. If the Company and the investors are unable to determine the Average Closing Price, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

The Company has agreed to file a registration statement registering the shares of common stock issuable upon conversion or exercise of the shares of Preferred Stock, Warrants and upon declaration of the dividend. Further, the Company is required to use its best efforts to have such registration statement declared effective within 180 days of the first closing.

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

In the event of any liquidation or winding up of the Company, the holders of Series E Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A, Series B, Series C and Series D Convertible Preferred Stock and any amount of secured convertible debt, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The shares of Series E Preferred Stock were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

February 27, 2007

In connection with the acquisition of 100% of the outstanding securities of TPA, the Company issued the TPA Sellers the following securities:

   o Convertible promissory notes for an aggregate of $675,000 convertible into shares of common stock of the Company at a conversion price of $0.62 per share;
   o  1,088,710 shares of common stock of the Company; and
   o a Nonstatutory Stock Option to purchase 100,000 shares of common stock at an exercise price of $0.62 per share for a period of five years issued to Renee J. Conner

February 27, 2007

In connection with the acquisition of 100% of the outstanding securities of Pentec and PCM, the Company issued Callahan 403,225 shares of the Company's common stock.

May 2, 2007

On May 2, 2007, the Company and Laurus entered into the Second Omnibus Amendment and Waiver (the "Omnibus Agreement") to amend certain terms of secured convertible term note issued in March 2005 (the "March Note"), the secured term note issued in November 2005 (the "November Note") and the secured term note issued in May 2006 (the "May Note"). Pursuant to the Omnibus Agreement, Laurus and the Company agreed that the Company shall not be required to pay the principal portion of any monthly principal amount due in May, June and July 2007 under the March Note, the November Note and the May Note. As consideration for the extensions to the respective term notes, the Company made a cash payment to Laurus on May 2, 2007 in the aggregate principal amount of $130,988.

Item 3. - Defaults Upon Senior Securities

None.

Item 4. - Submission of Matters to a Vote of Security Holders

None.

Item 5. Other Information

On January 1, 2006, the Company entered into an advisory agreement (the "Advisory Agreement") with DC Associates LLC, an entity controlled by Michael Crow, one of the Company's principal shareholders, to act as the Company's financial consultant in arranging equity or debt financings in consideration for a monthly fee of $10,000 and a negotiated fee in connection with the closing of any public offering, private offering, merger or acquisition. On January 16, 2007, the Company elected to extend the Advisory Agreement, effective January 1, 2007, for a period of one year.

Item 6. Exhibits

Exhibits

Exhibit     Description
Number

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

10.10 Asset Purchase Agreement between National Investment Mangers Inc. and American Benefit Resources, Inc. dated November 1, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 4, 2005. (File No.000-51252))

10.11 A/R Escrow Agreement by and among National Investment Mangers Inc., JP Morgan Chase Bank, N.A. and American Benefit Resources, Inc. dated November 30, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252)

10.12 Indemnification Escrow Agreement by and among National Investment Mangers Inc., JP Morgan Chase Bank, N.A. and American Benefit Resources, Inc. dated November 30, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252)

10.13 Registration Rights Agreement between National Investment Mangers Inc., American Benefit Resources, Inc. and Arthur J. Steinberg as manager of IBF Fund Liquidating LLC dated November 30, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252)

10.14 Stock Purchase Agreement, dated August 2, 2005, among the Company, Stephen H. Rosen Associates, Inc., Stephen H. Rosen and Elizabeth Davies. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

10.15 Stock Purchase Agreement, dated August 2, 2005, among the Company, Haddon Strategic Alliances, Inc. and John Ermilio. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

10.16 Employment Agreement, dated as of August 2, 2005, between the Company and Stephen H. Rosen. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

10.17 Noncompetition Agreement, dated as of August 2, 2005, between the Company and Stephen H. Rosen. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

10.18 Noncompetition Agreement, dated as of August 2, 2005, between the Company and John Ermilio. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

10.19 Agreement and Plan of Merger Dated as of January 4, 2006 by and among Jack C. Holland, Steven R. Eyer, Valley Forge Enterprises, Ltd., VFE Merger Corp. and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.20 Employment Agreement dated January 1, 2006 by and between Steven R. Eyer and Valley Forge Enterprises, Ltd(Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.21 Employment Agreement dated January 1, 2006 by and between Jack C. Holland and Valley Forge Enterprises, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.22 Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated January 1, 2006 by and between Steven R. Eyer and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.23 Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated January 1, 2006 by and between Jack C. Holland and National o Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.24 Employment Agreement dated March 1, 2006 by and between Leonard Neuhaus and the Company (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2006. (File No.000-51252))

10.25 Consulting Agreement dated March 1, 2006 by and between Richard Stierwalt and the Company (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2006. (File No.000-51252))

10.26 Employment Agreement dated March 2006 by and between Steven Ross and the Company (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 17, 2006.)

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

                                     NATIONAL INVESTMENT MANAGERS INC.
                                           Registrant


Date:  May 15, 2007                  By    /s/ Steven Ross
-------------------------             ----------------------------------
                                          STEVEN ROSS
                                          Chief Executive Officer and Director

Date:  May 15, 2007                  By   /s/ John M. Davis
-------------------------             ---------------------------------
                                          JOHN M. DAVIS
                                          President and Chief Financial Officer