Form 10QSB
period 2007-06-30
National Investment Managers Inc.
filed 2007-08-14
CIK 770461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended June 30, 2007 OR

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


              545 Metro Place South, Suite 100, Dublin, Ohio 43017
              ----------------------------------------------------
                    (Address of principal executive offices)


                                 (614) 760-3708
                                 --------------
              (Registrant's telephone number, including area code)


           420 Lexington Avenue, Suite 2420, New York, New York 10170
           ----------------------------------------------------------
                 (Former address of principal executive offices)

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

Yes |_| No |X|

As of August 13, 2007, 27,720,913 shares of $.001 par value common stock of the registrant were outstanding.

    Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

               NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.
                                                                        --------


PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - June 30, 2007 (unaudited)
and December 31, 2006 (audited)                                                3

Condensed Consolidated Statements of Operations - Six Months ended
June 30, 2007 and 2006 (unaudited)                                             4

Condensed Consolidated Statements of Operations - Three Months ended
June 30, 2007 and 2006 (unaudited)                                             5

Condensed Consolidated Statements of Cash Flows - Six Months ended
June 30, 2007 and 2006 (unaudited)                                             6

Notes to Condensed Consolidated Financial Statements                        7-13

Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations                                          14-19

Item 3. Quantitative and Qualitative Disclosures about Market Risks           19

Item 4. Controls and Procedures                                               20

PART II. OTHER INFORMATION

Item 1. Legal Proceedings                                                     21

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        21-22

Item 3. Defaults upon Senior Securities                                       22

Item 4. Submission of Matters to a Vote of Security Holders                   23

Item 5. Other Information                                                     23

Item 6. Exhibits                                                           24-31

SIGNATURES                                                                 32-35

               National Investment Managers Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                                                  June 30, 2007
                                                                                 ---------------
Current assets:
    Cash                                                                         $     2,569,001
    Accounts receivable, net                                                           3,308,625
    Prepaid expenses and other current assets                                            747,195
                                                                                 ---------------

        Total current assets                                                           6,624,821
                                                                                 ---------------

Property & equipment, net                                                              1,097,467

Other assets:
    Goodwill                                                                          21,119,410
    Customer lists/relationships, net                                                 24,875,527
    Other intangibles, net                                                             7,355,445
    Deferred financing costs                                                             644,372
                                                                                 ---------------

        Total other assets                                                            53,994,754
                                                                                 ---------------

        Total assets                                                             $    61,717,042
                                                                                 ===============

Current liabilities:
    Long-term debt, current portion                                              $     6,285,378
    Accounts payable                                                                     802,859
    Unearned revenue                                                                   5,001,409
    Accrued expenses and other current liabilities                                     3,520,355
                                                                                 ---------------

        Total current liabilities                                                     15,610,001
                                                                                 ---------------

Long-term liabilities:
    Long-term debt, less current portion                                              16,924,211
    Preferred dividends payable                                                        2,885,176
    Derivative financial instruments                                                   2,004,496
    Deferred tax liability                                                             9,934,284
                                                                                 ---------------

        Total long-term liabilities                                                   31,748,167
                                                                                 ---------------

        Total liabilities                                                             47,358,168
                                                                                 ---------------

Stockholders' equity:
Preferred Stock, $.001 par value, 10,000,000 shares authorized; 4,000,000 designated as Series A shares of which 2,620,000 shares issued and outstanding (liquidation preference of $2,620,000); 4,000,000 designated as
  Series B shares of which 3,715,000 shares issued and outstanding
  (liquidation preference $7,430,000); 1,000,000 designated as Series C shares of which 883,334 shares issued and outstanding (liquidation preferenc
  $10,600,008); 500,000 designated as Series D shares of which 409,500 shares issued and outstanding (liquidation preference $4,095,000); 60,000 designated as Series E shares of which 29,350 shares issued and outstanding
  (liquidation preference $5,870,000)                                                      7,657
Common stock, $.001 pare value, 100,000,000 shares authorized, 27,468,980
  shares issued and outstanding                                                           27,469
Additional paid-in capital                                                            28,817,429
Accumulated deficit                                                                  (14,493,681)
                                                                                 ---------------

        Total stockholders' equity                                                    14,358,874
                                                                                 ---------------

        Total liabilities and stockholders' equity                               $    61,717,042
                                                                                 ===============

 See accompanying notes to condensed consolidated interim financial statements.

               National Investment Managers Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                       Six                Six
                                                                  Months Ended       Months Ended
                                                                  June 30, 2007      June 30, 2006
                                                                 ---------------    ---------------

Revenues:                                                        $    16,987,120    $    10,690,313
                                                                 ---------------    ---------------

Operating Expenses
    Selling, General and Administrative Expenses                      14,642,572         10,325,944
    Depreciation and Amortization                                      3,117,964          1,681,385
    Stock-Based Compensation                                             285,507            595,734
                                                                 ---------------    ---------------

Total Operating Expenses                                              18,046,043         12,603,063
                                                                 ---------------    ---------------

Operating Loss                                                        (1,058,923)        (1,912,750)
                                                                 ---------------    ---------------
Other Income (Expenses):
    Gain on sale of subsidiary                                                --            166,568
    Change in Fair Value of Derivative Financial Instruments            (704,250)         1,464,270
    Interest Expense                                                  (2,499,097)        (1,902,578)
    Interest, Dividend and Rental Income                                  60,268             16,306
                                                                 ---------------    ---------------

Total Other Expense, net                                              (3,143,079)          (255,434)
                                                                 ---------------    ---------------

Loss before deferred income tax benefit                               (4,202,002)        (2,168,184)

    Deferred income tax benefit                                          677,325            231,292
                                                                 ---------------    ---------------

Net loss before preferred stock dividends                             (3,524,677)        (1,936,892)

    Less: Preferred stock dividends                                   (1,053,700)          (660,500)
                                                                 ---------------    ---------------

Loss available to common shareholders                            $    (4,578,377)   $    (2,597,392)
                                                                 ===============    ===============

Loss per common share - basic  and diluted                       $         (0.17)   $         (0.13)
                                                                 ===============    ===============

Weighted average common shares outstanding - basic and diluted        26,653,000         19,764,000
                                                                 ===============    ===============

 See accompanying notes to condensed consolidated interim financial statements.

               National Investment Managers Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                      Three              Three
                                                                  Months Ended       Months Ended
                                                                  June 30, 2007      June 30, 2006
                                                                 ---------------    ---------------

Revenues:                                                        $    10,326,159    $     6,056,006
                                                                 ---------------    ---------------

Operating Expenses
    Selling, General and Administrative Expenses                       7,813,720          4,726,999
    Depreciation and Amortization                                      1,715,827            845,484
    Stock-Based Compensation                                             114,852            142,357
                                                                 ---------------    ---------------

Total Operating Expenses                                               9,644,399          5,714,840
                                                                 ---------------    ---------------
Operating Income                                                         681,760            341,166
                                                                 ---------------    ---------------
Other Income (Expenses):
    Change in Fair Value of Derivative Financial Instruments            (208,345)         1,464,270
    Interest Expense                                                  (1,317,144)        (1,114,304)
    Interest, Dividend and Rental Income                                  16,076              5,349
                                                                 ---------------    ---------------

Total Other Income (Expense), net                                     (1,509,413)           355,315
                                                                 ---------------    ---------------

Income (loss) before deferred income tax benefit                        (827,653)           696,481

    Deferred income tax benefit                                          460,566            231,292
                                                                 ---------------    ---------------

Net income (loss) before preferred stock dividends                      (367,087)           927,773

    Less: Preferred stock dividends                                     (535,650)          (329,750)
                                                                 ---------------    ---------------

Net income (loss) available to common shareholders               $      (902,737)   $       598,023
                                                                 ===============    ===============

Basic income (loss) per common share                             $         (0.03)   $          0.03
                                                                 ===============    ===============

Diluted income (loss) per common share                           $         (0.03)   $          0.02
                                                                 ===============    ===============

Weighted average common shares outstanding - basic                    27,420,000         20,022,000
                                                                 ===============    ===============

Weighted average common shares outstanding - diluted                  27,420,000         45,394,000
                                                                 ===============    ===============

 See accompanying notes to condensed consolidated interim financial statements.

               National Investment Managers Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                       Six                Six
                                                                  Months Ended       Months Ended
                                                                  June 30, 2007      June 30, 2006
                                                                 ---------------    ---------------
Net cash provided by (used in) operating activities              $     1,255,255    $      (291,053)
                                                                 ---------------    ---------------

Cash flows from investing activities:
Purchases of property and equipment                                     (162,224)          (151,192)
Acquisition of Valley Forge                                                   --         (3,397,500)
Acquisition of ABR                                                            --            (10,000)
Acquisition of Benefit Dynamics                                         (340,000)                --
Acquisition of Pentec and Pentec Capital Management                   (1,691,376)                --
Acquisiton of Pension Alliance                                        (3,380,000)                --
Proceeds from sale of MLK Group                                               --            900,000
Decrease in receivable from ABR trustee                                       --             26,408
Increase in restricted cash (for acquisition purposes)                        --         (6,618,000)
                                                                 ---------------    ---------------
Net cash used in investing activities                                 (5,573,600)        (9,250,284)
                                                                 ---------------    ---------------

Cash flows from financing activities:
Proceeds from (payments on) long-term debt and notes                    (454,174)         7,000,000
Payments on short-term debt and notes                                         --         (2,155,229)
Proceeds from common and preferred stock sales, net                    1,150,219              6,667
Payment of deferred financing costs                                           --           (382,000)
                                                                 ---------------    ---------------
Net cash provided by financing activities                                696,045          4,469,438
                                                                 ---------------    ---------------

Net decrease in cash                                                  (3,622,300)        (5,071,899)

Cash, beginning of period                                              6,191,301          5,964,192
                                                                 ---------------    ---------------
Cash, end of period                                              $     2,569,001    $       892,293
                                                                 ===============    ===============

Supplemental disclosure of cash flow information:
Cash paid during the period for interest                         $       993,931    $       800,901
                                                                 ===============    ===============

Supplemental disclosures of noncash investing and financing activities:

Accrued preferred dividends                                      $     1,053,700    $       660,500
                                                                 ===============    ===============

Non cash component of proceeds from MLK sale                     $            --    $       290,000
                                                                 ===============    ===============

Warrants and embedded conversion feature associated with
  debt financing                                                 $            --            405,471
                                                                 ===============    ===============

Capitalization of accrued interest on secured term notes         $       649,360    $            --
                                                                 ===============    ===============

 See accompanying notes to condensed consolidated interim financial statements.

In conjunction with the Company's acquisitions (see Notes 8, 9 and 10 ), notes and common stock were issued and liabilities were assumed as follows:

          2006                   Valley Forge
                                ---------------

Fair value of assets acquired   $     8,542,000
Cash paid                            (3,397,500)
Common stock issued                  (3,444,500)
                                ---------------
Total liabilities assumed       $     1,700,000
                                ===============

                                                       Benefit          The Pension
          2007                   Dynamics Inc.       Pentec Inc.       Alliance Inc.
                                ---------------    ---------------    ---------------
Fair value of assets acquired   $       929,548    $     6,857,493    $     6,622,000
Cash paid                              (340,000)        (1,691,376)        (3,380,000)
Notes issued                           (200,000)        (1,450,000)          (675,000)
Common stock issued                                       (250,000)          (675,000)
                                ---------------    ---------------    ---------------
Total liabilities assumed       $       389,548    $     3,466,117    $     1,892,000
                                ===============    ===============    ===============

               National Investment Managers Inc. and Subsidiaries
          Notes to Condensed Consolidated Interim Financial Statements
                                   (Unaudited)

Note 1. Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-QSB and item 310(b) of Regulation S-B. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and related notes included in National Investment Managers Inc. Form 10-KSB for the year ended December 31, 2006.

The operating results for the six and three months ended June 30, 2007 are not necessarily indicative of the results to be expected for the December 31, 2007 year end.

All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2. Background and Liquidity

National Investment Managers Inc. (the "Company") is in the principal business of acquiring and managing operating entities that offer third party administration primarily of retirement plans, financial and investment advisory services and insurance products to small and medium sized businesses in the United States and to high-net worth individuals. As of June 30, 2007, the Company owned 18 operating units in 12 states. In June 2007, the Company completed a move of its corporate headquarters from New York City to Dublin, Ohio.

At June 30, 2007, the Company had a working capital deficit of approximately $9.0 million, of which approximately $5 million is unearned revenue which management anticipates will be recognized over the next twelve months. For the six months ended June 30, 2007, the Company had a net loss of approximately $3.5 million. In order to pursue its strategy of purchasing small to medium-sized pension advisory, investment management and insurance organizations, the Company is actively seeking strategic financing opportunities and is confident in its ability to secure additional capital based on its history and strategic partnerships. To the extent we are unsuccessful in securing additional financing, our ability to execute our acquisition strategy will be hindered. However, the Company's management believes that its positive cash flows and organic growth associated with the recurring revenue nature of the business will allow it to meet its debt and interest obligations.

Note 3. New Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 and as of June 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at June 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company's financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, "Materiality," when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 108 will have on its condensed consolidated interim financial statements.

The February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, of SFAS No. 159 on its condensed consolidated interim financial position and results of operations.

Note 4. Long-term Debt

Long-term debt activity for the six months ended June 30, 2007 consisted of the following:

                                    Balances at            Add:              Less:               Add:           Balances at
                                 December 31, 2006     New Debt (a)       Payments (b)       Amortization      June 30, 2007
                                  ---------------    ---------------    ---------------    ---------------    ---------------
Convertible notes payable         $     2,320,992                              (100,913)                      $     2,220,079
Secured term loans                     17,089,702            649,360           (302,359)                           17,436,703
Seller notes                            1,998,928          2,325,000            (31,563)                            4,292,365
Capitalized leases                        136,204                               (19,339)                              116,865
                                  ---------------                                                             ---------------
                                       21,545,826                                                                  24,066,012
Less: unamortized debt discount        (1,186,515)                                                 330,092           (856,423)
                                                                                                              ---------------
                                       20,359,311                                                                  23,209,589
Less: current portion                  (5,621,921)                                                                 (6,285,378)
                                  ---------------                                                             ---------------
                                  $    14,737,390                                                             $    16,924,211
                                  ===============                                                             ===============

(a)   Incurred in connection with the Company's acquisitions (see Notes 8, 9 and
      10) and capitalized interest in conjunction with the terms of the November 2005 and May 2006 Secured Term Loans.
(b) See May 2, 2007 amendment discussion (below) and July 31, 2007 waiver (Note 13)

May 2, 2007 Amendment

On May 2, 2007, the Company and Laurus entered into a Second Omnibus Amendment and Waiver (the "Omnibus Agreement") to amend certain terms of the March 2005 Convertible Note Payable (the "March 2005 Convertible Note") the November 2005 Secured Term Loan (the "November 2005 Note") and the May 2006 Secured Term Loan (the "May 2006 Note"). Pursuant to the Omnibus Agreement, the Company and Laurus agreed to defer the payment of principal for these notes that are due on the first business day of May, June and July until August 1, 2007. As consideration for the extension to the respective notes, the Company made a cash payment to Laurus on May 2, 2007 in the amount of $130,988. (A Third Omnibus Amendment and Waiver Agreement was signed on July 31, 2007 which deferred principal payments until October 1, 2007. See Note 13.)

Note. 5 Stockholders' equity

Series A Preferred Stock Conversion

During the six months ended June 30, 2007, a holder of 500,000 shares of Series A Convertible Preferred Stock converted those shares to an equal number of shares of common stock

Series E Preferred Stock Sold

In December 2006, the Company sold 16,750 shares of Series E Cumulative Convertible Preferred Stock (the "Series E Preferred Stock") to accredited investors at $100.00 per share for an aggregate purchase price of $1,675,000. On January 31, 2007, the Company sold 7,600 shares of Series E Preferred Stock accredited investors at $100.00 per share for an aggregate purchase price of $760,000. On February 27, 2007, the Chairman of the Board of the Company purchased 5,000 shares of Series E Preferred Stock at $100.00 per share for an aggregate purchase price of $500,000 from the Company. For each share of Series E Preferred Stock purchased, each investor received a common stock purchase warrant to purchase 100 shares of common stock of the Company (the "Warrants"). The Warrants are exercisable for a period of seven years at an exercise price of $0.50 per share. In connection with the second closing, the Company paid $109,781 on January 31, 2007 to Westminster Securities Corporation for its services as Placement Agent. The Company did not pay a placement agent fee in connection with the third closing.

Common Stock issued

On February 28, 2007, the Company completed the acquisition of Pentec Inc., Pentec Capital Management and The Pension Alliance, Inc. As part of the consideration given in these acquisitions, the Company issued 1,491,935 shares of Common Stock valued at $0.62 per share. (See Notes 9 and 10.)

Preferred Dividends

During the six months ended June 30, 2007, the Company recorded a liability of approximately $1,053,700 for preferred dividends.

Note 6. Stock-Based Compensation

The Company complies with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (2004 Revised), "Share Based Payment". SFAS No. 123(R) requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 25.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 10 years, and a risk-free interest rate of 4.2%. During the six and three month periods ended June 30, 2007, the Company recorded stock-based compensation of $285,507 and $114,852, respectively. During the six and three month periods ended June 30, 2006, the Company recorded stock-based compensation of $595,734 and $142,357 respectively. There was no cash flow effect resulting from these arrangements.

Note 7. Earnings (Loss) Per Common Share

The Company complies with the accounting and reporting requirements of SFAS No. 128, "Earnings Per Share". Basic net income (loss) per common share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income per common share reflects, in the periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options and warrants, and the conversion of convertible preferred stock and notes.

Unexercised stock options and warrants to purchase common stock, and preferred stock and notes convertible into common stock as of June 30, 2007 and 2006, are as follows:

                                   June 30, 2007     June 30, 2006
                                  ---------------   ---------------

        Options and warrants           16,157,773         7,946,348
        Preferred stock                34,710,008        21,850,008
        Convertible notes               3,763,506         2,796,379
                                  ---------------   ---------------
                                       54,631,287        32,592,735
                                  ===============   ===============

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share for the six and three months ended June 30, 2007 and the six months ended June 30, 2006 since their inclusion would be anti-dilutive.

Note 8. Acquisition of Benefit Dynamics, Inc.

On January 2, 2007, the Company entered into and closed a Stock Purchase Agreement (the "BDI Agreement") with Jo Ann Massanova and Carmen LaVerghetta ("Sellers") and Benefit Dynamics, Inc. ("BDI"). Pursuant to the BDI Agreement, the Company acquired and, the Sellers sold, 100% of the outstanding securities in BDI. In consideration for 100% of the outstanding securities in BDI, the Company paid the Sellers $300,000 in cash, issued the Sellers promissory notes for an aggregate of $200,000 with the first promissory notes in the amount of $100,000 payable March 2, 2008 and the second promissory notes in the amount of $100,000 payable March 2, 2009 . The total consideration paid was $500,000.

The Company's strategy in purchasing BDI was to acquire a pension advisory organization with recurring revenue streams and consolidate this business to take advantage of economics of scale, efficiencies, and cross-selling opportunities. BDI had demonstrated stable revenue growth and cash flow with low client attrition rates. The Company plans to enhance revenues in BDI through cross-selling within a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and products and higher client retention through improved service.

As part of the consideration received for the sale of BDI, Jo Ann Massanova and Carmen LaVerghetta were awarded two-year employment agreements, and agreed to be bound by non-compete and non-solicit agreements.

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

The total purchase price for the acquisition of BDI of $540,000 (including $40,000 of acquisition costs) is being allocated as follows:

             Customer lists/relationships              $    540,000
             Goodwill                                       389,548
                                                       ------------
                                                            929,548
             Liabilities assumed:
                 Deferred tax liability                     216,000
                 Other Liabilities Assumed                  173,548
                                                       ------------
             Net purchase price                        $    540,000
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

Note 9. Acquisition of Pentec, Inc. and Pentec Capital Management, Inc.

On February 28, 2007, the Company entered into and closed a Stock Purchase Agreement (the "Pentec Agreement") with Michael E. Callahan ("Callahan"), Pentec, Inc. ("Pentec ") and Pentec Capital Management, Inc. ("PCM"). Pursuant to the Agreement, the Company acquired and, Callahan sold, 100% of the outstanding securities in Pentec and PCM. In consideration for 100% of the outstanding securities in Pentec and PCM, the Company paid Callahan $1,517,000 in cash, issued Callahan promissory notes for an aggregate of $1,450,000 with payments to be made in accordance with the following schedule: (i) $300,000 payable on November 1, 2007, (ii) $300,000 payable on May 1, 2008, (iii) $250,000 payable on November 1, 2008, (iv) $300,000 payable on May 1, 2009 and
(v) $300,000 payable on November 1, 2009, and issued Callahan an aggregate of 403,225 shares of common stock of the Company valued at $0.62 per share for a total value of $250,000. The total consideration paid was $3,217,000.

The Company's strategy in purchasing Pentec and PCM was to acquire a pension advisory organization with recurring revenue streams and consolidate this business to take advantage of economics of scale, efficiencies, and cross-selling opportunities. Pentec and PCM had demonstrated stable revenue growth and cash flow with low client attrition rates. The Company plans to enhance revenues in Pentec and PCM through cross-selling within a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and products and higher client retention through improved service.

As part of the consideration received for the sale of Pentec and PCM to us, Michael E. Callahan was awarded a two-year employment agreement, and agreed to be bound by non-compete and non-solicit agreements.

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

The total purchase price for the acquisition of Pentec and PCM of $3,391,376 (including $174,376 of acquisition costs) is being allocated as follows:

           Assets acquired:
               Property and equipment                $     289,364
               Customer lists/relationships              2,351,000
               Covenant not to compete                   1,731,000
               Trade name                                  187,000
               Employment agreements                       287,000
               Goodwill                                  1,838,580
                                                     -------------
                                                         6,683,944
           Liabilities assumed
               Unearned revenue                          1,184,854
               Deferred tax liability                    1,834,492
               Other liabilities assumed                   273,223
                                                     -------------
           Net purchase price                        $   3,391,376
                                                     =============

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets. The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

Note 10. Acquisition of The Pension Alliance, Inc.

On February 28, 2007, we entered into a Stock Purchase Agreement (the "TPA Agreement") to purchase 100% of the Common Stock of The Pension Alliance, Inc. ("TPA"). The Company paid $3,250,000 in cash, issued convertible promissory notes for an aggregate of $675,000 with the first convertible promissory note in the amount of $337,500 payable April 28, 2008 and the second convertible promissory note in the amount of $337,500 payable April 28, 2009, and issued the an aggregate of 1,088,710 shares of common stock of the Company valued at $675,000. The convertible promissory notes are convertible into shares of common stock of the Company at a conversion price of $0.62 per share. In the event that certain EBITDA targets are not achieved by TPA during the 24 months following the closing date, then the convertible promissory notes and shares of common stock will be reduced by the amount of such shortfall. In the event that certain EBITDA targets are achieved, then the Company is obligated to pay to the Sellers an additional purchase price in the form of cash, convertible promissory notes and shares of common stock not to exceed an overall value of $750,000. The total consideration paid was $4,600,000.

The Company's strategy in purchasing TPA was to acquire a pension advisory organization with recurring revenue streams and consolidate this business to take advantage of economics of scale, efficiencies, and cross-selling opportunities. TPA had demonstrated stable revenue growth and cash flow with low client attrition rates. The Company plans to enhance revenues in TPA through cross-selling within a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and products and higher client retention through improved service.

As part of the consideration received for the sale of TPA to us, Renee J. Conner was awarded a two-year employment agreement, and agreed to be bound by non-compete and non-solicit agreements. The company also issued an option to purchase 100,000 shares of common stock at an exercise price of $0.62 per share to Renee J. Conner.

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

The total purchase price for the acquisition of TPA of $4,730,000 (including $130,000 of acquisition costs) is being allocated as follows:

            Assets Acquired
                Customer lists/relationships          $    2,470,000

                Covenant not to compete                    1,713,000

                Trade name                                   291,000

                Employment agreements                        256,000

                Goodwill                                   1,892,000
                                                      --------------
                                                           6,622,000
            Liabilities assumed:
                  Deferred tax liability                   1,892,000
                                                      --------------
            Net purchase price                        $    4,730,000
                                                      ==============

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets. The amortization of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration or adjustments will be recorded in the consolidated fi8nancial statements as goodwill.

Note 11: Unaudited Proforma Financial Information - Six Months Ended June 30, 2007 and 2006

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

                                                    Six Months Ended   Six Months Ended
                                                      June 30, 2007      June 30, 2006
                                                     ---------------    ---------------
Revenues                                             $    17,939,267    $    16,411,169

Net income (loss) available to common shareholders   $    (3,791,098)   $    (1,229,889)

Loss per common share - basic and diluted            $         (0.14)   $         (0.05)

                                                                       Three Months Ended
                                                                         June 30, 2006
                                                                        ---------------
Revenues                                                                $     9,274,762

Net income available to common shareholders                             $     1,396,273

Basic income per common share                                           $          0.06

Diluted income per common share                                         $          0.03

Note 12. Separation and Consulting Agreement

On May 16, 2007 the Company executed a Separation and Consulting Agreement (the "Neuhaus Agreement") with Len Neuhaus, the Company's Chief Operating Officer ("the Former Executive"). Under the terms of the Neuhaus Agreement, the Former Executive will receive compensation through March 31, 2008 and existing health and insurance benefits through May 31, 2008. In the event of a change in control of ownership or upon the Company raising at least an aggregate of $10.0 million, the Company's obligation to the Former Executive is accelerated. In addition, the Former Executive received 100,000 shares of common stock. The Company recorded $80,000 of stock-based compensation during this second quarter for his share. The Company recorded compensation expenses of $230,671 related to the separation of the Former Executive during the second quarter. Under the terms of the Neuhaus Agreement, the Former Executive will make himself available for consulting services through July 31, 2007 and received $180,000 in compensation for those services.

Note 13. Subsequent Event

On July 31, 2007, the Company and Laurus entered into a Third Omnibus Amendment and Waiver (the "Third Omnibus Agreement") to amend certain terms of the March 2005 Convertible Note, the November 2005 Note and the May 2006 Note. Under the terms of the Third Omnibus Agreement, the Company and Laurus agreed that the Company shall not be required to pay the principal portion of any monthly principal amount due in May, June, July, August and September 2007 under the March 2005 Convertible Note, the November 2005 Note and the May 2006 Note. As consideration for the extensions to the respective notes, the Company made a cash payment to Laurus on August 1, 2007 in the amount of $86,609.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations:

Six Month Period Ended June 30, 2007 Compared to June 30, 2006

                                        Six Months         % of         Six Months         % of          $ Change        % Change
                                        Ended 2007       Revenues       Ended 2006       Revenues      2007 to 2006    2007 to 2006
                                       ------------    ------------    ------------    ------------    ------------    ------------
Revenues                               $ 16,987,120           100.0%   $ 10,690,313           100.0%   $  6,296,807            58.9%
                                       ------------    ------------    ------------    ------------    ------------    ------------

Operating expenses
    Selling, general and
      administrative expenses            14,642,572            86.2%     10,325,944            96.6%      4,316,628            41.8%
    Depreciation and amortization         3,117,964            18.4%      1,681,385            15.7%      1,436,579            85.4%
    Stock based compensation                285,507             1.7%        595,734             5.6%       (310,227)          -52.1%
                                       ------------    ------------    ------------    ------------    ------------    ------------

                                         18,046,043           106.2%     12,603,063           117.9%      5,442,980            43.2%
                                       ------------    ------------    ------------    ------------    ------------    ------------

Operating loss                           (1,058,923)           -6.2%     (1,912,750)          -17.9%        853,827           -44.6%
                                       ------------    ------------    ------------    ------------    ------------    ------------

Other income (expense):
    Gain on disposal of subsidiary               --              --         166,568             1.6%       (166,568)         -100.0%
    Change in fair value of
      derivative financial
      instruments                          (704,250)           -4.1%      1,464,270            13.7%     (2,168,520)         -148.1%
    Interest expense                     (2,499,097)          -14.7%     (1,902,578)          -17.8%       (596,519)           31.4%
    Interest, dividend and rental
      income                                 60,268             0.4%         16,306             0.2%         43,962           269.6%
                                       ------------    ------------    ------------    ------------    ------------    ------------

                                         (3,143,079)          -18.5%       (255,434)           -2.4%     (2,887,645)         1130.5%
                                       ------------    ------------    ------------    ------------    ------------    ------------

Loss before deferred income tax
  benefit                                (4,202,002)          -24.7%     (2,168,184)          -20.3%     (2,033,818)           93.8%

Deferred income tax benefit                 677,325             4.0%        231,292             2.2%        446,033           192.8%
                                       ------------    ------------    ------------    ------------    ------------    ------------

Net loss before preferred stock
  dividends                              (3,524,677)          -20.7%     (1,936,892)          -18.1%   $ (1,587,785)           82.0%
                                                       ============                    ============    ============    ============

Preferred dividends                      (1,053,700)                       (660,500)
                                       ------------                    ------------

Net loss available to common
  shareholders                         $ (4,578,377)                   $ (2,597,392)
                                       ============                    ============

Basic and diluted loss per
  common share                         $      (0.17)                   $      (0.13)
                                       ============                    ============

Weighted average common shares
  outstanding - basic and diluted        26,653,000                      19,764,000
                                       ============                    ============

Operating Loss

Revenues for the six months ended June 30, 2007 increased $6,296,807 to $16,987,120 compared to the six months ended June 30, 2006 as shown on the table above. The increase in revenue and operating expenses were due primarily to business generated and costs incurred by firms that were acquired during the last six months of 2006 and the first quarter of 2007.

Operating expenses increased $5,442,980 to $18,046,043 in the six months ended June 30, 2007 from the prior year's comparable period. As a percentage of revenue, operating expenses decreased to 106.2% for the first six months of 2007 compared to 117.9% during the same period last year.

Selling, general and administrative expenses increased $4,316,628 to $14,642,572 during the six month period ended June 30, 2007 over the prior year's six month comparable period. As a percentage of revenue, selling, general and administrative expenses decreased to 86.2% during the six month period ended June 30, 2007 as compared to 96.6% in the same period last year.

Depreciation and amortization increased $1,436,579 to $3,117,964 during the six month period ended June 30, 2007 over the prior year's comparable period primarily due to an increase in intangible assets recorded in connection with acquisitions since October 2006. As a percentage of revenue, depreciation and amortization increased to 18.4% during the six month period ended June 30, 2007 as compared to 15.7% in the same period last year.

Stock based compensation decreased $310,227 to $285,507 from the prior year's comparable six month period due primarily to less issuances of options to executives and employees. As a percentage of revenue, stock based compensation decreased to 1.7% in the period as compared to 5.6% in the same period last year.

Other income (expense)

Net other income (expense) increased to ($3,143,079) for the six months ended June 30, 2007 from ($255,434) for the six months ended June 30, 2006. The change was due primarily to an increase in interest expense of ($596,519) and a change in fair value of derivative financial instruments of ($2,168,520), partially offset by an increase in interest income of $31,229 and rental income of $12,733. In addition the increase in 2007 is attributed to a one-time gain the sale of a subsidiary of $166,568 that was recognized in the first six months of 2006.

Preferred Dividends

Preferred dividend expense increased to $1,053,700 for the six months ended June 30, 2007 from $660,500 for the six months ended June 30, 2006 due primarily to the issuance of Series D and Series E Cumulative Preferred Stock Private Placements in the fourth quarter 2006 and first quarter 2007.

Three Month Period Ended June 30, 2007 Compared to June 30, 2006

                                       Three Months        % of        Three Months        % of          $ Change        % Change
                                        Ended 2007       Revenues       Ended 2006       Revenues      2007 to 2006    2007 to 2006
                                       ------------    ------------    ------------    ------------    ------------    ------------
Revenues                               $ 10,326,159           100.0%   $  6,056,006           100.0%   $  4,270,153            70.5%
                                       ------------    ------------    ------------    ------------    ------------    ------------

Operating expenses
    Selling, general and
      administrative expenses             7,813,720            75.7%      4,726,999            78.1%      3,086,721            65.3%
    Depreciation and amortization         1,715,827            16.6%        845,484            14.0%        870,343           102.9%
    Stock based compensation                114,852             1.1%        142,357             2.4%        (27,505)          -19.3%
                                       ------------    ------------    ------------    ------------    ------------    ------------

                                          9,644,399            93.4%      5,714,840            94.4%      3,929,559            68.8%
                                       ------------    ------------    ------------    ------------    ------------    ------------

Operating income                            681,760             6.6%        341,166             5.6%        340,594            99.8%
                                       ------------    ------------    ------------    ------------    ------------    ------------

Other income (expense):
    Change in fair value of
      derivative financial
      instruments                          (208,345)           -2.0%      1,464,270            24.2%     (1,672,615)         -114.2%
    Interest expense                     (1,317,144)          -12.8%     (1,114,304)          -18.4%       (202,840)           18.2%
    Interest, dividend and rental
      income                                 16,076             0.2%          5,349             0.1%         10,727           200.5%
                                       ------------    ------------    ------------    ------------    ------------    ------------

                                         (1,509,413)          -14.6%        355,315             5.9%     (1,864,728)         -524.8%
                                       ------------    ------------    ------------    ------------    ------------    ------------

Loss before deferred income tax
  benefit                                  (827,653)           -8.0%        696,481            11.5%     (1,524,134)         -218.8%

Deferred income tax benefit                 460,566             4.5%        231,292             3.8%        229,274            99.1%
                                       ------------    ------------    ------------    ------------    ------------    ------------

Net income (loss) before preferred
  stock dividends                          (367,087)           -3.6%        927,773            15.3%   $ (1,294,860)         -139.6%
                                                       ============                    ============    ============    ============

Preferred dividends                        (535,650)                       (329,750)
                                       ------------                    ------------

Net loss available to common
  shareholders                         $   (902,737)                   $    598,023
                                       ============                    ============

Basic income (loss) per common
  share                                $      (0.03)                   $       0.03
                                       ============                    ============

Diluted income (loss) per common
  share                                $      (0.03)                   $       0.02
                                       ============                    ============

Weighted average common shares
  outstanding - basic                    27,420,000                      20,022,000
                                       ============                    ============

Weighted average common shares
  outstanding - diluted                  27,420,000                      45,394,000
                                       ============                    ============

Operating Loss

Revenues for the three months ended June 30, 2007 increased $4,270,153 to $10,326,159 compared to the three months ended June 30, 2006 as shown on the table above. The increase in revenue and in operating expenses were due primarily to business generated and costs incurred by firms that were acquired during the last six months of 2006 and the first quarter of 2007.

Operating expenses for the three months ended June 30, 2007 increased $3,929,559 to $9,644,399 over the prior year's comparable three month period. As a percentage of revenue, operating expenses decreased to 93.4% in the 2007 period as compared to 94.4% in the same period last year.

Selling, general and administrative expenses for the three months ended June 30, 2007 increased $3,086,721 to $7,813,720 over the prior year's comparable three month period. As a percentage of revenue, selling, general and administrative expenses decreased to 75.7% in the period as compared to 78.1% in the same period last year.

Depreciation and amortization for the three months ended June 30, 2007 increased $870,343 to $1,715,827 over the prior year's comparable three month period primarily due to amortization of intangible assets acquired in connection with acquisitions. As a percentage of revenue, depreciation and amortization increased to 16.6% in the 2007 period as compared to 14.0% in the same period last year.

Stock based compensation for the three months ended June 30, 2007 decreased $27,505 to $114,852 over the prior year's comparable three month period due primarily to less issuances of options to executives and employees. As a percentage of revenue, stock based compensation decreased to 1.1% in the period as compared to 2.4% in the same period last year.

Other income (expense)

Net other income (expense) increased to ($1,509,413) for the three months ended June 30, 2007 from $355,315 for the three months ended June 30, 2006. The change was due primarily to an increase in interest expense of ($202,840) and a change in fair value of derivative financial instruments of ($1,672,615), partially offset by an increase in interest income of $750 and rental income of $9,977.

Preferred Dividends

Preferred dividend expense increased to $535,650 for the three months ended June 30, 2007 from $329,750 for the three months ended June 30, 2006 due primarily to the issuance of Series D and Series E Cumulative Preferred Stock Private Placements in the fourth quarter 2006 and first quarter 2007.

Liquidity and Capital Resources:

Our cash, working capital (deficit) and stockholders' equity position is disclosed below:

Liquidity and Capital Resources

                             June 30, 2007    December 31, 2006
                            ---------------    ---------------
Unrestricted Cash           $     2,569,001    $     6,191,301
Working Capital (deficit)   $    (8,985,180)   $    (2,566,799)
Stockholders' Equity        $    14,358,874    $    16,534,526

The Company had unrestricted cash as of June 30, 2007 of $2,569,001, a decrease of $3,622,300 from December 31, 2006.

The decrease in cash was due to:

                                                              June 30, 2007
                                                             ---------------
Net cash provided by operating activities                    $     1,255,255
                                                             ---------------
Cash flows from investing activities:
    Purchases of property and equipment                             (162,224)
    Acquisition of Benefit Dynamics                                 (340,000)
    Acquisition of Pentec and Pentec Capital
      Management                                                  (1,691,376)
    Acquisiton of Pension Alliance                                (3,380,000)
                                                             ---------------
Net cash used in investing activities                             (5,573,600)
                                                             ---------------

Cash flows from financing activities:
    Payments on long-term debt and notes                            (454,174)
    Proceeds (costs) from common and preferred
      stock sales, net                                             1,150,219

                                                             ---------------
Net cash provided by financing activities                            696,045
                                                             ---------------

Decrease in cash                                             $    (3,622,300)
                                                             ===============

Net cash provided by operating activities of $1,255,255 was primarily due to non-cash expenses of $4,274,847, unearned revenues of $1,059,018, and accrued expenses and liabilities of $260,517, offset by a net loss of $3,524,677, decreases in receivables and prepaid expenses of $805,585, and decreases in accounts payable of $8,864. The non-cash items were primarily composed of depreciation and amortization of $3,271,053; noncash interest of $649,360; stock based compensation of $288,507; stock issued for services of $42,002; change in the fair value of derivative securities of $704,250. The non-cash items were offset by a change in deferred income tax benefit of $677,325.

Net cash of $5,573,600 used in investing activities was due to funds expended in the acquisitions of BDI, Pentec and PCM, and TPA and the purchase of fixed assets.

Net cash of $696,045 provided by financing activities was primarily due to the receipt of $1,150,219 of net proceeds from our Series E Preferred Stock Offering, offset by $454,174 in payments of long-term debt.

Sale of Equity Securities

On January 31, 2007, accredited investors purchased an aggregate of 7,600 shares of Series E Preferred Stock at $100.00 per share for an aggregate purchase price of $760,000 from the Company. For each share of Series E Preferred Stock purchased, each investor received a common stock purchase warrant to purchase 100 shares of common stock of the Company (the "Warrants"). The Warrants shall be exercisable for a period of seven years at an exercise price of $0.50 per share. The funds raised will be utilized by the Company for working capital and acquisitions.

On February 27, 2007, the Chairman of the Board of the Company, an accredited investor, purchased 5,000 shares of Series E Preferred Stock at $100.00 per share for an aggregate purchase price of $500,000 from the Company. In connection with such purchase, our Chairman received 500,000 Series E Warrants. The Series E Warrants shall be exercisable for a period of seven years at an exercise price of $0.50 per share. The funds raised will be utilized by the Company for working capital and acquisitions.

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

In order to pursue our strategy of purchasing small to medium-sized pension advisory, investment management and insurance organizations, we will need to seek additional equity or debt financing in the near future of which there is no guarantee we will be able to obtain on acceptable terms or at all.

Future Contractual Obligations

The following table shows the Company's present and future contractual obligations as of June 30, 2007:

                                                          Payments due by period
                                     -------------------------------------------------------------
                                         Total      Less than 1 year    1-3 years      3-5 years
                                     -------------   -------------   -------------   -------------
Operating Lease Obligations          $   4,450,160   $   1,620,319   $   2,423,260   $     406,581
                                     =============   =============   =============   =============

Employment Contracts                 $   1,433,333   $   1,122,500   $     310,833
                                     =============   =============   =============

Short and Long Term Debt             $  23,209,589   $   6,285,378   $  10,861,747   $   6,062,465
                                     =============   =============   =============   =============

Total Contractual Cash Obligations   $  29,093,082   $   9,028,197   $  13,595,840   $   6,469,046
                                     =============   =============   =============   =============

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

The Company recognizes revenue from these sources, as follows: Third party administration:

      o Persuasive evidence of an arrangement between the Company and its clients exists;
      o Delivery of the product to the customer has occurred or service has been provided to the customer;
      o     The price to the customer is fixed and determinable;
      o     Collectability of the sales price is reasonably assured.

Financial planning and investment advisory fees and securities:

      o     As services are rendered;
      o     Contingent commissions are recorded as revenue when received.

Insurance:

      o     The policy application is substantially complete;
      o     The premium is paid;
      o The insured party is contractually committed to the purchase of the insurance policy.

Management's Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts for revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to allowances for doubtful accounts, as described above, income taxes, bad debts, and contingencies. We base our estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments approximating the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

Inflation

While inflation has not had a material effect on our operations in the past, there can be no assurance that we will be able to continue to offset the effects of inflation on the costs of our services through price increases to our clients without experiencing a reduction in the demand for our services; or that inflation will not have an overall effect on the retirement market that would have a material effect on us.

Special Note Regarding Forward Looking Statements

This Quarterly Report contains forward-looking statements as that term is defined in the federal securities laws. The events described in forward-looking statements contained in this Quarterly Report may not occur. Generally, these statements relate to business plans or strategies, projected or anticipated benefits or other consequences of our plans or strategies, projected or anticipated benefits from acquisitions to be made by us, or projections involving anticipated revenues, earnings or other aspects of our operating results. The words "may," "will," "expect," "believe," "anticipate," "project," "plan," "intend," "estimate," and "continue," and their opposites and similar expressions are intended to identify forward-looking statements. We caution you that these statements are not guarantees of future performance or events and are subject to a number of uncertainties, risks and other influences (including, but not limited to, those set forth in our Form 10-KSB), many of which are beyond our control, that may influence the accuracy of the statements and the projections upon which the statements are based. Any one or more of these uncertainties, risks and other influences could materially affect our results of operations and whether forward looking statements made by us ultimately prove to be accurate. Our actual results, performance and achievements could differ materially from those expressed or implied in these forward-looking statements. We undertake no obligation to publicly update or revise any forward-looking statements, whether from new information, future events or otherwise.

New Accounting Pronouncements

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 and as of June 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at June 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position, results of operations and cash flows.

In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company's financial position or results of operations.

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements" ("SAB 108"). SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. The SAB requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, "Materiality," when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The Company is currently evaluating the potential impact, if any, that the adoption of SAB 108 will have on its condensed consolidated interim financial statements.

The February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities." This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact, if any, of SFAS No. 159 on its condensed consolidated interim financial position and results of operations.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

General economic and market factors, such as changes in interest rates or declines or significant volatility in the securities markets, will affect our commission and fee income. These factors can affect the volume of new investment sales and the extent to which clients keep their investments and maintain funds in accounts we manage. Equity returns and interest rates can have a significant effect on the sale of many employee benefit programs whether they are financed by life insurance or other financial instruments. For example, if interest rates increase, competing products offering higher returns could become more attractive to potential purchasers than the programs and policies we market and distribute. Further, a decrease in stock prices can have a significant effect on the sale of financial services products that are linked to the stock market, such as variable life insurance, variable annuities, mutual funds and managed accounts. In addition, a portion of our earnings are derived from fees, typically based on a percentage of assets under management, for offering financial advice and related services to clients. A decrease in stock prices would reduce fees that are based on a percentage of assets under management. Furthermore, we earn recurring commission revenue on certain products over a period after the initial sale, provided the customer retains the product. These factors may lead customers to surrender or terminate their products, ending these recurring revenues. A portion of our earnings are derived from commissions and override payments from manufacturers of financial services products that are based on the volume and profitability of business generated by us. If investors seek alternatives to our investment advice and services or to our insurance products and services, it could have a negative impact on our revenue. We cannot guarantee that we will be able to compete with alternative products if these market forces make our products and services unattractive to clients. Finally, adverse general economic conditions may cause potential customers to defer or forgo the purchase of products that we sell, for example investing more defensively or surrendering products to increase personal cash flow.

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

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

February 1, 2007

On February 1, 2007, the Company entered into an employment agreement with John Davis pursuant to which he was issued 400,000 shares of stock of the Company of which 100,000 are issuable upon signing the employment agreement, 200,000 shares are issuable upon the Company achieving the certain EBITDA benchmarks and 100,000 shares are issuable upon the Company achieving certain management objective. On May 21, 2007, as part of his appointment as Chief Operating Officer, Mr. Davis' agreement was amended to change the criteria for issuing the latter 100,000 shares and to add an additional 100,000 shares to be issued on March 31, 2008.

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

May 2, 2007

On May 2, 2007, the Company and Laurus entered into the Second Omnibus Amendment and Waiver (the "Omnibus Agreement") to amend certain terms of the March 2005 Convertible Note, the November 2005 Note and the May 2006 Note. Pursuant to the Omnibus Agreement, Laurus and the Company agreed that the Company shall not be required to pay the principal portion of any monthly principal amount due in May, June and July 2007 under the March 2005 Convertible Note, the November 2005 Note and the May 2006 Note. As consideration for the extensions to the respective term notes, the Company made a cash payment to Laurus on May 2, 2007 in the aggregate principal amount of $130,988.

May 16, 2007

On May 16, 2007 the Company executed a Separation and Consulting Agreement with Len Neuhaus, the Company's former Chief Operating Officer. Under terms of the agreement, Mr. Neuhaus received 100,000 shares of common stock.

July 31, 2007

On July 31,2007, the Company and Laurus entered into the Third Omnibus Amendment and Waiver (the "Third Omnibus Agreement") to amend certain terms of the March 2005 Convertible Note, the November 2005 Note and the May 2006 Note. Pursuant to the Third Omnibus Agreement, Laurus and the Company agreed that the Company shall not be required to pay the principal portion of any monthly principal amount due in May, June, July, August and September 2007 under the March 2005 Convertible Note, the November 2005 Note and the May 2006 Note. As consideration for the extension, the Company made a cash payment to Laurus on August 1, 2007 in the amount of $86,609.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Submission of Matters to a Vote of Security Holders

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

On May 16, 2007, the Company executed a Separation and Consulting Agreement (the "Neuhaus Agreement") with Len Neuhaus, The Company's Chief Operating Officer. Under the terms of the Agreement, Mr. Neuhaus will continue to receive compensation through March 31, 2008 and existing health and insurance benefits through May 31, 2008. In addition, he received an additional 100,000 shares of common stock. The Company recorded expenses of $230,671 related to the separation. Under the terms of the Neuhaus Agreement, Mr. Neuhaus will make himself available for consulting services through July 31, 2007 and will receive $180,000 in compensation for those services.

Item 6. Exhibits

      Exhibits

            Exhibit
            Number      Description

            3.1 Articles of Incorporation of the Company, as amended (Incorporated by reference to Form S-18 filed with the Securities and Exchange
                        Commission on October 7, 1985)

            3.2 Amended and Restated Bylaws of the Company (Incorporated by reference to Form 8-K_filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

            3.3 Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 19, 2005. (File No.000-51252))

            3.4 Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 14, 2005. (File No.000-51252))

            3.5 Articles of Amendment to the Articles of Incorporation dated August 19, 2004.(
                        Incorporated by reference to /Form SB-2 filed with the Securities and Exchange Commission on August 21, 2006 (File No. 333-136790))

            3.6 Articles of Amendment to the Articles of Incorporation dated March 2, 2005.(
                        Incorporated by reference to /Form SB-2 filed with the Securities and Exchange Commission on August 21, 2006 (File No. 333-136790))

            3.7 Articles of Amendment to the Articles of Incorporation dated March 15, 2005. (
                        Incorporated by reference to /Form SB-2 filed with the Securities and Exchange Commission on August 21, 2006 (File No. 333-136790))

            3.8 Articles of Amendment to the Articles of Incorporation dated March 21, 2005. (
                        Incorporated by reference to /Form SB-2 filed with the Securities and Exchange Commission on August 21, 2006 (File No. 333-136790))

            3.9 Certificate of Designation of Preferences, Rights and Limitations of Series D Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 27, 2006. (File No. 002-98138-A))

            3.10 Certificate of Designation of Preferences, Rights and Limitations of Series E Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 26, 2006. (File No. 002-98138-A))

            4.1 Securities Purchase Agreement dated March 9, 2005 by and between the Company and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

            4.2 Secured Convertible Term Note dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

            4.3 Common Stock Purchase Warrant dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March, 15, 2005. (File No. 002-98138-A))

            4.4 Common Stock Option dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

            4.5 Master Security Agreement dated March 9, 2005 among Fast Eddie Racing Stables, Inc., Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

            4.6 Stock Pledge Agreement dated March 9, 2005 among Fast Eddie Racing Stables, Inc., Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

            4.7 Subsidiary Guaranty dated March 9, 2005 executed by Duncan Capital Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

            4.8 Registration Rights Agreement dated March 9, 2005 by and between Fast Eddie Racing Stables, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

            4.9 Common Stock Purchase Warrant dated March 9, 2005 issued by Duncan Capital Financial Group, Inc. to Richard E. Stierwalt. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

            4.10 Common Stock Purchase Warrant dated March 9, 2005 issued by Duncan Capital Financial Group, Inc. to Leonard Neuhaus. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

            4.11 Form of Stock Option Agreement, dated March 9, 2005, between the Company and certain non-management directors. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 19, 2005.)

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

            10.1 Agreement and Plan of Reorganization, dated as of February 18, 2005, by and among Fast Eddie Racing Stables, Inc, Glenn A. Little, Duncan Capital Financial Group, Inc. and FERS Acquisition Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

            10.2 Employment Agreement, dated as of December 23, 2004, between Duncan Capital Financial Group, Inc. and Richard E. Stierwalt. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

            10.3 Employment Agreement, dated as of January 1, 2005, between Duncan Capital Financial Group, Inc. and Leonard Neuhaus. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

            10.4 12% Senior Secured Note, dated January 27, 2005, in the original principal amount of $350,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC (formerly known as DCOFI Master LDC) (Incorporated by reference to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

            10.5 Securities Purchase Agreement, dated as of January 27, 2005, between Duncan Capital Financial Group, Inc. and CAMOFI Master LDC(Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

            10.6 Security Agreement, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein Inc. and CAMOFI Master LDC. (Incorporated by reference to Form SB-2_filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

            10.7 Subsidiary Guarantee, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein Inc. in favor of CAMOFI Master LDC. (Incorporated by reference to Form SB-2/Afield with the Securities and Exchange Commission on June 17, 2005. (File No.333-124161))

            10.8 12% Senior Secured Note, dated May 4, 2005, in the original principal amount of $150,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC. (Incorporated by reference to Form SB-2/Afield with the Securities and Exchange Commission on June 17, 2005. (File No.333-124161))

            10.9 Agreement, dated as of June 15, 2005, between the Company and Richard Berman. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.)

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

            16.1 Resignation letter of S. W. Hatfield, CPA (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005), Separation and Consulting Agreements by and between the Company and Leonard Neuhaus incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May ___, 2007

            21.1        List of Subsidiaries of the Company.

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

                        NATIONAL INVESTMENT MANAGERS INC.
                                   Registrant


Date: August 14, 2007                   By /s/ Steven Ross
      ---------------                      -------------------------------------
                                           STEVEN ROSS
                                           Chief Executive Officer and Director


Date: August 14, 2007                   By /s/ John M. Davis
      ---------------                      -------------------------------------
                                           JOHN M. DAVIS
                                           President and Chief Operating Officer


Date: August 14, 2007                   By /s/ John Schroepfer
      ---------------                      -------------------------------------
                                           JOHN SCHROEPFER
                                           Interim Chief Financial Officer