Form 10QSB
period 2007-09-30
National Investment Managers Inc.
filed 2007-11-14
CIK 770461

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

                                   (Mark One)

 |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

              For the quarterly period ended September 30, 2007 OR

     |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                        Commission file number 000-51252


                        NATIONAL INVESTMENT MANAGERS INC.
             (Exact name of registrant as specified in its charter)


                  Florida                             59-2091510
      -------------------------------      -------------------------------
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

Yes |_| No |X|

As of November 13, 2007, 28,189,620 shares of $.001 par value common stock of the registrant were outstanding.

    Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

               NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES

                                      INDEX

                                                                        Page No.


PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheet - September 30, 2007 (unaudited)          3

Condensed Consolidated Statements of Operations -
Nine months ended September 30, 2007 and 2006 (unaudited)                      4

Condensed Consolidated Statements of Operations -
Three Months ended September 30, 2007 and 2006 (unaudited)                     5

Condensed Consolidated Statements of Cash Flows -
Nine months ended September 30, 2007 and 2006 (unaudited)                    6-7

Notes to Condensed Consolidated Interim Financial Statements                8-14

Item 2. Management's Discussion and Analysis or Plan of Operations         15-21

Item 3. Quantitative and Qualitative Disclosures about Market Risks           22

Item 4. Controls and Procedures                                               22

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings                                                     23

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds        23-24

Item 3. Defaults upon Senior Securities                                       25

Item 4. Submission of Matters to a Vote of Security Holders                   25

Item 5. Other Information                                                     25

Item 6. Exhibits                                                           26-33


SIGNATURES                                                                 34-37

               National Investment Managers Inc. and Subsidiaries
                      Condensed Consolidated Balance Sheet
                                   (Unaudited)

                                                                  September 30,
                                                                      2007
                                                                 --------------
ASSETS
Current assets:
    Cash                                                         $    1,027,799
    Accounts receivable, net                                          4,118,020
    Prepaid expenses and other current assets                           732,933
                                                                 --------------
        Total current assets                                          5,878,752
                                                                 --------------

Property and equipment, net                                           1,075,500

Other assets:
    Goodwill                                                         22,594,813
    Customer lists/relationships, net                                24,195,512
    Other intangibles, net                                            6,559,530
    Deferred financing costs                                            575,924
                                                                 --------------
        Total other assets                                           53,925,779
                                                                 --------------

        Total assets                                             $   60,880,031
                                                                 ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Long-term debt, current portion                              $    9,797,302
    Accounts payable                                                    327,472
    Unearned revenue                                                  4,608,966
    Accrued expenses and other current liabilities                    3,913,951
                                                                 --------------
        Total current liabilities                                    18,647,691
                                                                 --------------

Long-term liabilities:
   Long-term debt, less current portion                              13,235,452
   Preferred dividends payable                                        3,420,826
   Derivative financial instruments                                   1,658,338
   Deferred tax liability                                             9,522,201
                                                                 --------------
        Total long-term liabilities                                  27,836,817
                                                                 --------------

        Total liabilities                                            46,484,508
                                                                 --------------

Commitments and contingencies

Stockholders'  equity:
Preferred Stock, $.001 par value, 10,000,000 shares
  authorized; 4,000,000 designated as Series A shares
  of which 2,420,000 shares issued and outstanding
  (liquidation preference $2,420,000); 4,000,000
  designated as Series B shares of which 3,715,000
  shares issued and outstanding (liquidation preference
  $7,430,000); 1,000,000 designated as Series C shares
  of which 883,334 shares issued and outstanding
  (liquidation preference $10,600,008); 500,000
  designated as Series D shares of which 409,500 shares
  issued and outstanding (liquidation preference
  $8,190,000); and 60,000 designated as Series E shares
  of which 29,350 shares issued and outstanding
  (liquidation preference $5,870,000)                                     7,457
Common stock, $.001 par value, 100,000,000 shares
  authorized, 28,189,620 shares issued and outstanding                   28,189
Additional paid-in capital                                           29,077,529
Accumulated deficit                                                 (14,717,652)
                                                                 --------------

        Total stockholders' equity                                   14,395,523
                                                                 --------------

        Total liabilities and stockholders' equity               $   60,880,031
                                                                 ==============

 See accompanying notes to condensed consolidated interim financial statements.

               National Investment Managers Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                   Nine Months       Nine Months
                                                                      Ended            Ended
                                                                  September 30,     September 30,
                                                                      2007              2006
                                                                 --------------    --------------
Revenues:                                                        $   27,299,601    $   16,828,746
                                                                 --------------    --------------

Operating Expenses
    Selling, General and Administrative Expenses                     21,982,748        14,567,279
    Depreciation and Amortization                                     5,043,801         2,539,210
    Stock-Based Compensation                                            325,400           708,654
                                                                 --------------    --------------

Total Operating Expenses                                             27,351,949        17,815,143
                                                                 --------------    --------------
Operating Loss                                                          (52,348)         (986,397)
                                                                 --------------    --------------
Other Income (Expenses):
    Gain on sale of subsidiary                                               --           166,568
    Change in Fair Value of Derivative Financial Instruments           (576,131)        1,039,994
    Interest Expense                                                 (3,755,827)       (3,403,341)
    Interest, Dividend and Rental Income                                 81,900           137,907
                                                                 --------------    --------------

Total Other Expense, net                                             (4,250,058)       (2,058,872)
                                                                 --------------    --------------

Loss before deferred income tax benefit                              (4,302,406)       (3,045,269)

    Deferred income tax benefit                                       1,089,408           277,072
                                                                 --------------    --------------

Net loss before preferred stock dividends                            (3,212,998)       (2,768,197)

    Less: Preferred stock dividends                                  (1,589,350)         (985,250)
                                                                 --------------    --------------

Net loss available to common stockholders                        $   (4,802,348)   $   (3,753,447)
                                                                 ==============    ==============

Loss per common share - basic  and diluted                       $        (0.18)   $        (0.19)
                                                                 ==============    ==============

Weighted average common shares outstanding - basic and diluted       27,070,000        20,084,000
                                                                 ==============    ==============

 See accompanying notes to condensed consolidated interim financial statements.

               National Investment Managers Inc. and Subsidiaries
                 Condensed Consolidated Statements of Operations
                                   (Unaudited)

                                                                  Three Months      Three Months
                                                                      Ended            Ended
                                                                  September 30,     September 30,
                                                                      2007              2006
                                                                 --------------    --------------

Revenues:                                                        $   10,312,482    $    6,138,429
                                                                 --------------    --------------

Operating Expenses
    Selling, General and Administrative Expenses                      7,340,175         4,290,636
    Depreciation and Amortization                                     1,772,750           857,824
    Stock-Based Compensation                                             39,894           112,920
                                                                 --------------    --------------

Total Operating Expenses                                              9,152,819         5,261,380
                                                                 --------------    --------------
Operating Income                                                      1,159,663           877,049
                                                                 --------------    --------------
Other Income (Expenses):
    Change in Fair Value of Derivative Financial Instruments            128,119          (424,277)
    Interest Expense                                                 (1,409,818)       (1,500,763)
    Interest, Dividend and Rental Income                                 21,633           121,600
                                                                 --------------    --------------

Total Other Expense, net                                             (1,260,066)       (1,803,440)
                                                                 --------------    --------------

Loss before deferred income tax benefit                                (100,403)         (926,391)

    Deferred income tax benefit                                         412,083            95,084
                                                                 --------------    --------------

Net income (loss) before preferred stock dividends                      311,680          (831,307)

    Less: Preferred stock dividends                                    (535,650)         (324,750)
                                                                 --------------    --------------

Net loss available to common stockholders                        $     (223,970)   $   (1,156,057)
                                                                 ==============    ==============

Loss per common share - basic  and diluted                       $        (0.01)   $        (0.06)
                                                                 ==============    ==============

Weighted average common shares outstanding - basic and diluted       27,889,000        20,712,000
                                                                 ==============    ==============

 See accompanying notes to condensed consolidated interim financial statements.

               National Investment Managers Inc. and Subsidiaries
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                             Nine Months       Nine Months
                                                                Ended            Ended
                                                            September 30,     September 30,
                                                                2007              2006
                                                           --------------    --------------
Net cash provided by (used in) operating activities        $    1,017,380    $     (756,005)
                                                           --------------    --------------

Cash flows from investing activities:
Purchases of property and equipment                              (246,726)         (156,875)
Acquisition of Valley Forge                                            --        (3,714,500)
Acquisition of Benefit Dynamics                                  (340,000)               --
Acquisition of Pentec and Pentec Capital Management            (1,691,376)               --
Acquisiton of Pension Alliance                                 (3,380,000)               --
Proceeds from sale of MLK Group                                        --           900,000
Decrease in receivable from ABR trustee                                --           150,000
Increase in restricted cash (for acquisition purposes)                 --        (6,738,466)
                                                           --------------    --------------
Net cash used in investing activities                          (5,658,102)       (9,559,841)
                                                           --------------    --------------

Cash flows from financing activities:
Proceeds from (payments on) long-term debt and notes           (1,717,688)        7,000,000
Payments on short-term debt and notes                                  --        (3,208,841)
Proceeds from sale of common and preferred shares, net          1,194,908         2,231,529
Payment of deferred financing costs                                    --          (557,000)
                                                           --------------    --------------
Net cash provided by (used in) financing activities              (522,780)        5,465,688
                                                           --------------    --------------

Net decrease in cash                                           (5,163,502)       (4,850,158)

Cash, beginning of period                                       6,191,301         5,964,192
                                                           --------------    --------------
Cash, end of period                                        $    1,027,799    $    1,114,034
                                                           ==============    ==============

Supplemental disclosure of cash flows information:
Cash paid during the period for interest                   $    1,412,764    $    1,435,130
                                                           ==============    ==============

Supplemental schedule of noncash investing and financing activities:

Accrued preferred dividends                                $    1,589,350    $      985,250
                                                           ==============    ==============

Noncash component of proceeds from MLK sale                $           --    $      290,000
                                                           ==============    ==============

Warrants and embedded conversion feature associated with
  debt financing                                           $      218,039    $      405,471
                                                           ==============    ==============

Capitalization of accrued interest on secured term notes   $    1,132,613    $      543,689
                                                           ==============    ==============

Capitalization of accrued interest on the convertible
  notes payable                                            $       20,415    $           --
                                                           ==============    ==============

 See accompanying notes to condensed consolidated interim financial statements.

In conjunction with the Company's acquisitions (see Notes 9, 10 and 11 ), notes and common stock were issued and liabilities were assumed as follows:


(Audited)        2006         Valley Forge
                            ---------------

Fair value of assets
  acquired                  $     8,859,000
Cash paid                        (3,714,500)
Common stock issued              (3,444,500)
                            ---------------
Total liabilities assumed   $     1,700,000
                            ===============

                                Benefit                           The Pension
(Unaudited)      2007        Dynamics Inc.      Pentec Inc.      Alliance Inc.
                            ---------------   ---------------   ---------------

Fair value of assets
  acquired                  $       929,548   $     6,679,856   $     7,636,294
Cash paid                          (340,000)       (1,691,376)       (3,380,000)
Notes issued                       (200,000)       (1,450,000)         (675,000)
Common stock issued                                  (250,000)         (675,000)
                            ---------------   ---------------   ---------------
Total liabilities assumed   $       389,548   $     3,391,376   $     2,906,294
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

The operating results for the nine and three months ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year ending December 31, 2007.

All significant intercompany transactions and balances have been eliminated in consolidation.


Note 2. Background and Liquidity

National Investment Managers Inc. (the "Company") is in the principal business of acquiring and managing operating entities that offer third party administration primarily of retirement plans, financial and investment advisory services and insurance products to small and medium sized businesses in the United States and to high-net worth individuals. As of September 30, 2007, the Company owned 18 operating units in 12 states. In June 2007, the Company completed a move of its corporate headquarters from New York City to Dublin, Ohio.

At  September  30,  2007,  the  Company  had  a  working   capital   deficit  of
approximately $12.8 million, of which approximately $4.6 million is unearned revenue which management anticipates will be recognized over the next twelve months. For the nine months ended September 30, 2007, the Company had a net loss of approximately $3.2 million. In order to pursue its strategy of purchasing small to medium-sized pension advisory, investment management and insurance organizations, the Company is actively seeking strategic financing opportunities and is confident in its ability to secure additional capital based on its history and strategic partnerships. To the extent we are unsuccessful in securing additional financing; our ability to execute our acquisition strategy will be hindered. However, the Company's management believes that its positive cash flows and organic growth associated with the recurring revenue nature of the business will allow it to meet its debt and interest obligations.


Note 3. Adoption of New Accounting Pronouncement

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 and as of September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at September 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Note 4. New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standard ("SFAS") No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company's financial position or results of operations.

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

On November 5, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles (GAAP). Specifically, the SAB revises the Staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, "Application of Accounting Principles to Loan Commitments", requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounting for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. SAB 109 is not expected to have any impact on the condensed consolidated interim financial statements of the Company.


Note 5. Long-term Debt

Long-term debt activity for the nine months ended September 30, 2007 consisted of the following:

                                    (Audited)                                                               (Unaudited)
                                   Balances at                                                              Balances at
                                   December 31,          Add:              Less:             Add:          September 30,
                                       2006          New Debt (a)      Payments (b)      Amortization          2007
                                  --------------    --------------    --------------    --------------    --------------
Convertible notes payable         $    2,320,992    $       20,415    $     (100,913)                     $    2,240,494
Secured term loans                    17,089,702         1,132,613          (302,359)                         17,919,956
Seller notes                           1,998,928         2,786,110        (1,284,240)                          3,500,798
Capitalized leases                       136,204                             (30,176)                            106,028
                                  --------------                                                          --------------
                                      21,545,826                                                              23,767,276
Less: unamortized debt discount       (1,186,515)                                              451,993          (734,522)
                                  --------------                                                          --------------
                                      20,359,311                                                              23,032,754
Less: current portion                 (5,621,921)                                                             (9,797,302)
                                  --------------                                                          --------------
                                  $   14,737,390                                                          $   13,235,452
                                  ==============                                                          ==============

(a) Incurred in connection with the Company's acquisitions (see Notes 9, 10 and 11) and capitalized interest in conjunction with the terms of the March 2005 Convertible notes payable and the November 2005 and May 2006 Secured term loans.
(b)   See May 2, 2007 and July 31, 2007 amendments below.

May 2, 2007 Amendment
On May 2, 2007, the Company and Laurus entered into a Second Omnibus Amendment and Waiver (the "Omnibus Agreement") to amend certain terms of the March 2005 Convertible Note Payable (the "March 2005 Convertible Note"), the November 2005 Secured Term Loan (the "November 2005 Note") and the May 2006 Secured Term Loan (the "May 2006 Note"). Pursuant to the Omnibus Agreement, the Company and Laurus agreed to defer the payment of principal for these notes that are due on the first business day of May, June and July until August 1, 2007. As consideration for the extension to the respective notes, the Company made a cash payment to Laurus on May 2, 2007 in the amount of $130,988.

July 31, 2007 Amendment
On July 31, 2007, the Company and Laurus entered into a Third Omnibus Amendment and Waiver (the "Third Omnibus Agreement") to amend certain terms of the March 2005 Convertible Note, the November 2005 Note and the May 2006 Note. Under the terms of the Third Omnibus Agreement, the Company and Laurus agreed that the Company shall not be required to pay the principal portion of any monthly principal amount due in May, June, July, August and September 2007 under the March 2005 Convertible Note, the November 2005 Note and the May 2006 Note until October 1, 2007. As consideration for the extensions to the respective notes, the Company made a cash payment to Laurus on August 1, 2007 in the amount of $86,609.

Note. 6 Stockholders' Equity

Series A Preferred Stock Conversion
During the nine months ended September 30, 2007, holders of 500,000 and 200,000 shares of Series A Convertible Preferred Stock converted those shares to an equal number of shares of common stock

Series E Preferred Stock Sold
In December 2006, the Company sold 16,750 shares of Series E Cumulative Convertible Preferred Stock (the "Series E Preferred Stock") to accredited investors at $100.00 per share for an aggregate purchase price of $1,675,000. On January 31, 2007, the Company sold 7,600 shares of Series E Preferred Stock accredited investors at $100.00 per share for an aggregate purchase price of $760,000. On February 27, 2007, the Chairman of the Board of the Company purchased 5,000 shares of Series E Preferred Stock at $100.00 per share for an aggregate purchase price of $500,000 from the Company. For each share of Series E Preferred Stock purchased, each investor received a common stock purchase warrant to purchase 100 shares of common stock of the Company (the "Warrants"). The Warrants are exercisable for a period of seven years at an exercise price of $0.50 per share. In connection with the second closing, the Company paid $50,800 on January 31, 2007 to Westminster Securities Corporation for its services as Placement Agent. The Company did not pay a placement agent fee in connection with the third closing.

Common Stock Issued
On February 28, 2007, the Company completed the acquisition of Pentec Inc., Pentec Capital Management and The Pension Alliance, Inc. As part of the consideration given in these acquisitions, the Company issued 1,491,935 shares of Common Stock valued at $0.62 per share. (See Notes 10 and 11.)

Stock Options Exercised
During the nine months ended September 30, 2007, one shareholder exercised 268,707 stock options for an equal number of shares of common stock. A second shareholder exercised 317,200 stock options in a cashless conversion for 251,933 shares of common stock.

Preferred Stock Dividends
During the nine months ended September 30, 2007, the Company recorded a liability of approximately $1,589,350 for preferred stock dividends.


Note 7. Stock-Based Compensation

The Company complies with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (2004 Revised), "Share Based Payment". SFAS No. 123(R) requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 25.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 10 years, and a risk-free interest rate of 4.2%. During the nine and three month periods ended September 30, 2007, the Company recorded stock-based compensation of $325,400 and $39,894, respectively. During the nine and three month periods ended September 30, 2006, the Company recorded stock-based compensation of $708,654 and $112,920 respectively. There was no cash flow effect resulting from these arrangements.


Note 8. Earnings (Loss) Per Common Share

The Company complies with the accounting and reporting requirements of SFAS No. 128, "Earnings Per Share". Basic net income (loss) per common share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income per common share reflects, in the periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options and warrants, and the conversion of convertible preferred stock and notes.

Unexercised stock options and warrants to purchase common stock, and preferred stock and notes convertible into common stock as of September 30, 2007 and 2006, are as follows:

                                     September 30,    September 30,
                                         2007             2006
                                    --------------   --------------

             Options and warrants       14,677,941        9,148,848
             Preferred stock            34,510,008       26,180,008
             Convertible notes           3,788,100        2,796,379
                                    --------------   --------------
                                        52,976,049       38,125,235
                                    ==============   ==============

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share for the nine and three months ended September 30, 2007 and September 30, 2006, respectively, since their inclusion would be anti-dilutive.


Note 9. Acquisition of Benefit Dynamics, Inc.

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

The total purchase price for the acquisition of BDI of $540,000 (including $40,000 of acquisition costs) is being allocated as follows:

             Assets aquired:
                 Customer lists/relationships        $      540,000
                 Goodwill                                   389,548
                                                     --------------
                                                            929,548
             Liabilities assumed:
                 Deferred tax liability                     216,000
                 Other liabilities assumed                  173,548
                                                     --------------
             Net purchase price                      $      540,000
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

The Company's strategy in purchasing Pentec and PCM was to acquire a pension advisory organization with recurring revenue streams and consolidate this business to take advantage of economies of scale, efficiencies, and cross-selling opportunities. Pentec and PCM had demonstrated stable revenue growth and cash flow with low client attrition rates. The Company plans to enhance revenues in Pentec and PCM through cross-selling within a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and products and higher client retention through improved service.

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

The total purchase price for the acquisition of Pentec and PCM of $3,391,376 (including $174,376 of acquisition costs) is being allocated as follows:

             Assets acquired:
                 Property and equipment              $      289,364
                 Customer lists/relationships             2,351,000
                 Covenant not to compete                  1,731,000
                 Trade name                                 187,000
                 Employment agreements                      287,000
                 Goodwill                                 1,834,492
                                                     --------------
                                                          6,679,856
             Liabilities assumed:
                 Unearned revenue                         1,184,854
                 Deferred tax liability                   1,834,492
                 Other liabilities assumed                  269,134
                                                     --------------
             Net purchase price                      $    3,391,376
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


Note 11. Acquisition of The Pension Alliance, Inc.

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

The Company's strategy in purchasing TPA was to acquire a pension advisory organization with recurring revenue streams and consolidate this business to take advantage of economies of scale, efficiencies, and cross-selling opportunities. TPA had demonstrated stable revenue growth and cash flow with low client attrition rates. The Company plans to enhance revenues in TPA through cross-selling within a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and products and higher client retention through improved service.

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

The total purchase price for the acquisition of TPA of $4,730,000 (including $130,000 of acquisition costs) is being allocated as follows:

             Assets acquired:
                 Customer lists/relationships        $    2,470,000
                 Covenant not to compete                  1,713,000
                 Trade name                                 291,000
                 Employment agreements                      256,000
                 Goodwill                                 2,906,294
                                                     --------------
                                                          7,636,294
             Liabilities assumed:
                 Unearned Revenue                         1,014,294
                 Deferred tax liability                   1,892,000
                                                     --------------
             Net purchase price                      $    4,730,000
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


Note 12: Unaudited Proforma Financial Information - Nine months ended September 30, 2007 and 2006

The results of operations of the Company's various acquisitions have been included in the accompanying unaudited condensed consolidated statements of operations since the respective acquisition dates.

The following unaudited proforma information gives effect to the BDI, Pentec, PCM, TPA, Lamco, and NAPS acquisitions as if the acquisitions all took place on January 1, 2007. The Proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented

                                              (Unaudited)       (Unaudited)
                                              Nine Months       Nine Months
                                                 Ended             Ended
                                             September 30,     September 30,
                                                 2007              2006

Revenues                                    $   28,251,749    $   25,902,968

Net loss available to common shareholders   $   (4,015,068)   $   (1,583,195)

Loss per common share - basic and diluted   $        (0.15)   $        (0.06)


                                                                (Unaudited)
                                                               Three Months
                                                                   Ended
                                                               September 30,
                                                                   2006

Revenues                                                      $    9,491,799

Net loss available to common shareholders                     $     (353,306)

Loss per common share - basic and diluted                     $        (0.01)


Note 13. Separation and Consulting Agreement

On May 16, 2007, the Company executed a Separation and Consulting Agreement (the "Neuhaus Agreement") with Len Neuhaus, the Company's Chief Operating Officer ("the Former Executive"). Under the terms of the Neuhaus Agreement, the Former Executive will receive compensation through March 31, 2008 and existing health and insurance benefits through May 31, 2008. In the event of a change in control of ownership or upon the Company raising at least an aggregate of $10.0 million, the Company's obligation to the Former Executive is accelerated. In addition, the Former Executive received 100,000 shares of common stock. The Company recorded $80,000 of stock-based compensation during this second quarter for his share. The Company recorded compensation expenses of $230,671 related to the separation of the Former Executive during the second quarter. Under the terms of the Neuhaus Agreement, the Former Executive made himself available for consulting services through July 31, 2007 and received $180,000 in compensation for those services.

ITEM 2. Management's Discussion and Analysis or Plan of Operations

Results of Operations:

Nine Month Period Ended September 30, 2007 Compared to September 30, 2006

                           (Unaudited)                          (Unaudited)
                           Nine Months                          Nine Months
                               Ended                              Ended
                           September 30,         % of          September 30,         % of            $ Change          % Change
                               2007            Revenues            2006            Revenues        2007 to 2006      2007 to 2006
                           ------------     --------------     ------------     --------------     ------------     --------------
Revenues                   $ 27,299,601              100.0%    $ 16,828,746              100.0%    $ 10,470,855               62.2%
                           ------------     --------------     ------------     --------------     ------------     --------------

Operating expenses
  Selling, general and
    administrative
    expenses                 21,982,748               80.5%      14,567,279               86.6%       7,415,469               50.9%
  Depreciation and
    amortization              5,043,801               18.5%       2,539,210               15.1%       2,504,591               98.6%
  Stock-based
    compensation                325,400                1.2%         708,654                4.2%        (383,254)             -54.1%
                           ------------     --------------     ------------     --------------     ------------     --------------

                             27,351,949              100.2%      17,815,143              105.9%       9,536,806               53.5%
                           ------------     --------------     ------------     --------------     ------------     --------------

Operating loss                  (52,348)              -0.2%        (986,397)              -5.9%         934,049              -94.7%
                           ------------     --------------     ------------     --------------     ------------     --------------

Other income (expenses):
  Gain on disposal of
    subsidiary                       --                 --          166,568                1.0%        (166,568)            -100.0%
  Change in fair value
    of derivative
    financial
    instruments                (576,131)              -2.1%       1,039,994                6.2%      (1,616,125)            -155.4%
  Interest expense           (3,755,827)             -13.8%      (3,403,341)             -20.2%        (352,486)              10.4%
  Interest, dividend
    and rental income            81,900                0.3%         137,907                0.8%         (56,007)             -40.6%
                           ------------     --------------     ------------     --------------     ------------     --------------

                             (4,250,058)             -15.6%      (2,058,872)             -12.2%      (2,191,186)             106.4%
                           ------------     --------------     ------------     --------------     ------------     --------------

Loss before deferred
  income tax benefit         (4,302,406)             -15.8%      (3,045,269)             -18.1%      (1,257,137)              41.3%

Deferred income tax
  benefit                     1,089,408                4.0%         277,072                1.6%         812,336              293.2%
                           ------------     --------------     ------------     --------------     ------------     --------------

Net loss before
  preferred
  stock dividends            (3,212,998)             -11.8%      (2,768,197)             -16.4%    $   (444,801)              16.1%
                                            ==============                      ==============     ============     ==============

Less preferred stock
  dividends                  (1,589,350)                           (985,250)
                           ------------                        ------------

Net loss available to
  common stockholders      $ (4,802,348)                       $ (3,753,447)
                           ============                        ============

Loss per common shares -
  basic and diluted        $      (0.18)                       $      (0.19)
                           ============                        ============

Weighted average common
  shares outstanding -
  basic and diluted          27,070,000                          20,084,000
                           ============                        ============

Operating Loss
Revenues for the nine months ended September 30, 2007 increased $10,470,855 to $27,299,601 compared to the nine months ended September 30, 2006 as shown on the table above. The increase in revenue and operating expenses were due primarily to business generated and costs incurred by firms that were acquired during the last six months of 2006 and the first quarter of 2007.

Operating expenses increased $9,536,806 to $27,351,949 in the nine months ended September 30, 2007 from the prior year's comparable period. As a percentage of revenue, operating expenses decreased to 100.2% for the first nine months of 2007 compared to 105.9% during the same period last year.

Selling, general and administrative expenses increased $7,415,469 to $21,982,748 during the nine month period ended September 30, 2007 over the prior year's nine month comparable period. As a percentage of revenue, selling, general and administrative expenses decreased to 80.5% during the nine month period ended September 30, 2007 as compared to 86.6% in the same period last year.

Depreciation and amortization increased $2,504,591 to $5,043,801 during the nine month period ended September 30, 2007 over the prior year's comparable period primarily due to an increase in intangible assets recorded in connection with acquisitions since October 2006. As a percentage of revenue, depreciation and amortization increased to 18.5% during the nine month period ended September 30, 2007 as compared to 15.1% in the same period last year.

Stock-based compensation decreased $383,254 to $325,400 from the prior year's comparable nine month period due primarily to less issuances of options to executives and employees. As a percentage of revenue, stock based compensation decreased to 1.2% in the period as compared to 4.2% in the same period last year.

Other Income (Expenses)
Net other income (expenses) was ($4,250,058) for the nine months ended September 30, 2007 as compared to ($2,058,872) for the nine months ended September 30, 2006. The change was due primarily to an increase in interest expense of ($352,486), a change in fair value of derivative financial instruments of ($1,616,125) and a decrease in interest and rental income of ($56,007). In addition the increase in 2007 is attributed to a one-time gain on the sale of a subsidiary of $166,568 that was recognized in the first nine months of 2006.

Preferred Stock Dividends
Preferred stock dividends were $1,589,350 for the nine months ended September 30, 2007 as compared to $985,250 for the nine months ended September 30, 2006 due primarily to the issuance of Series D and Series E Cumulative Preferred Stock Private Placements in the fourth quarter 2006 and first quarter 2007.

Three Month Period Ended September 30, 2007 Compared to September 30, 2006

                           (Unaudited)                          (Unaudited)
                           Three Months                        Three Months
                               Ended                              Ended
                           September 30,         % of          September 30,         % of            $ Change          % Change
                               2007            Revenues            2006            Revenues        2007 to 2006      2007 to 2006
                           ------------     --------------     ------------     --------------     ------------     --------------
Revenues                   $ 10,312,482              100.0%    $  6,138,429              100.0%    $  4,174,053               68.0%
                           ------------     --------------     ------------     --------------     ------------     --------------

Operating expenses
  Selling, general and
    administrative
    expenses                  7,340,175               71.2%       4,290,636               69.9%       3,049,539               71.1%
  Depreciation and
    amortization              1,772,750               17.2%         857,824               14.0%         914,926              106.7%
  Stock-based
    compensation                 39,894                0.4%         112,920                1.8%         (73,026)             -64.7%
                           ------------     --------------     ------------     --------------     ------------     --------------

                              9,152,819               88.8%       5,261,380               85.7%       3,891,439               74.0%
                           ------------     --------------     ------------     --------------     ------------     --------------

Operating income              1,159,663               11.2%         877,049               14.3%         282,614               32.2%
                           ------------     --------------     ------------     --------------     ------------     --------------

Other income (expenses):
  Change in fair value
    of derivative
    financial
    instruments                 128,119                1.2%        (424,277)              -6.9%         552,396             -130.2%
  Interest expense           (1,409,818)             -13.7%      (1,500,763)             -24.4%          90,945               -6.1%
  Interest, dividend
    and rental income            21,633                0.2%         121,600                2.0%         (99,967)             -82.2%
                           ------------     --------------     ------------     --------------     ------------     --------------

                             (1,260,066)             -12.2%      (1,803,440)             -29.4%         543,374              -30.1%
                           ------------     --------------     ------------     --------------     ------------     --------------

Loss before deferred
  income tax benefit           (100,403)              -1.0%        (926,391)             -15.1%         825,988              -89.2%

Deferred income tax
  benefit                       412,083                4.0%          95,084                1.5%         316,999              333.4%
                           ------------     --------------     ------------     --------------     ------------     --------------

Net income (loss)
  before preferred
  stock dividends               311,680                3.0%        (831,307)             -13.5%    $  1,142,987             -137.5%
                                            ==============                      ==============     ============     ==============

Less preferred stock
  dividends                    (535,650)                           (324,750)
                           ------------                        ------------

Net loss available to
  common stockholders      $   (223,970)                       $ (1,156,057)
                           ============                        ============

Loss per common shares -
  basic and diluted        $      (0.01)                       $      (0.06)
                           ============                        ============

Weighted average common
  shares outstanding -
  basic and diluted          27,889,000                          20,712,000
                           ============                        ============

Operating Loss
Revenues for the three months ended September 30, 2007 increased $4,174,053 to $10,312,482 compared to the three months ended September 30, 2006 as shown on the table above. The increase in revenue and in operating expenses were due primarily to business generated and costs incurred by firms that were acquired during the last six months of 2006 and the first quarter of 2007.

Operating expenses for the three months ended September 30, 2007 increased $3,891,439 to $9,152,819 over the prior year's comparable three month period. As a percentage of revenue, operating expenses increased to 88.8% in the 2007 period as compared to 85.7% in the same period last year.

Selling, general and administrative expenses for the three months ended September 30, 2007 increased $3,049,539 to $7,340,175 over the prior year's comparable three month period. As a percentage of revenue, selling, general and administrative expenses increased to 71.2% in the period as compared to 69.9% in the same period last year.

Depreciation and amortization for the three months ended September 30, 2007 increased $914,926 to $1,772,750 over the prior year's comparable three month period primarily due to amortization of intangible assets acquired in connection with acquisitions. As a percentage of revenue, depreciation and amortization increased to 17.2% in the 2007 period as compared to 14.0% in the same period last year.

Stock-based compensation for the three months ended September 30, 2007 decreased $73,026 to $39,894 over the prior year's comparable three month period due primarily to less issuances of options to executives and employees. As a percentage of revenue, stock based compensation decreased to 0.4% in the period as compared to 1.8% in the same period last year.

Other Income (Expenses)
Net  other  income  (expenses)  was  ($1,260,066)  for the  three  months  ended
September 30, 2007 as compared to ($1,803,440) for the three months ended September 30, 2006. The change was due primarily to a change in fair value of derivative financial instruments of $552,396 and a decrease in interest expense of $90,945, offset by a decrease in interest and rental income of ($99,967).

Preferred Stock Dividends
Preferred stock dividends were $535,650 for the three months ended September 30, 2007 as compared to $324,750 for the three months ended September 30, 2006 due primarily to the issuance of Series D and Series E Cumulative Preferred Stock Private Placements in the fourth quarter 2006 and first quarter 2007.

Liquidity and Capital Resources:

Our cash, working capital (deficit) and stockholders' equity position is disclosed below:

                              (Unaudited)       (Audited)
                             September 30,     December 31,
                                 2007              2006
                            --------------    --------------
Unrestricted Cash           $    1,027,799    $    6,191,301
Working Capital (deficit)   $  (12,768,939)   $   (2,566,799)
Stockholders' Equity        $   14,395,523    $   16,534,526

The Company had unrestricted cash as of September 30, 2007 of $1,027,799, a decrease of $5,163,502 from December 31, 2006.

The decrease in cash was due to:

                                                             (Unaudited)
                                                            September 30,
                                                                2007
                                                           --------------
Net cash provided by operating activities                  $    1,017,380

Cash flows from investing activities:
  Purchases of property and equipment                            (246,726)
  Acquisition of Benefit Dynamics                                (340,000)
  Acquisition of Pentec and Pentec Capital Management          (1,691,376)
  Acquisiton of Pension Alliance                               (3,380,000)

                                                           --------------
Net cash used in investing activities                          (5,658,102)
                                                           --------------

Cash flows from financing activities:
  Payments on long-term debt and notes                         (1,717,688)
  Proceeds from sale of common and preferred shares, net        1,194,908

                                                           --------------
Net cash used in financing activities                            (522,780)
                                                           --------------

Net decrease in cash                                       $   (5,163,502)
                                                           ==============

Net cash provided by operating activities of $1,017,380 was primarily due to non-cash expenses of $6,008,953, and a decrease in accrued expenses and liabilities of $654,113, offset by a net loss of $3,212,998, an increase in receivables and prepaid expenses of $1,600,719, and decreases in accounts payable of $484,251 and unearned revenue of $347,718.

The non-cash items were primarily composed of depreciation and amortization of $5,043,801, noncash interest of $1,153,028, stock based compensation of $325,400, and change in the fair value of derivative securities of $576,131. The non-cash items were offset by a change in deferred income tax benefit of $1,089,408.

Net cash of $5,658,102 used in investing activities was due to funds expended in the acquisitions of BDI, Pentec and PCM, and TPA and the purchase of property and equipment.

Net cash of $522,780 used in financing activities was primarily due to $1,717,688 in payments of long-term debt, offset by the receipt of $1,194,908 of net proceeds from our Series E Preferred Stock offering.

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

Future Contractual Obligations

The  following  table  shows  the  Company's  present  and  future   contractual
obligations as of September 30, 2007:

                                                                (Unaudited)
                                                            September 30, 2007
                                                          Payments due by period
                                     -----------------------------------------------------------------
                                                        Less than
                                          Total           1 year          1-3 years        3-5 years
                                     --------------   --------------   --------------   --------------
Operating Lease Obligations          $    3,979,555   $    1,429,469   $    2,232,835   $      317,251
                                     ==============   ==============   ==============   ==============

Employment Contracts                 $    1,103,333   $      925,000   $      178,333   $           --
                                     ==============   ==============   ==============   ==============

Short and Long Term Debt             $   23,032,754   $    9,797,302   $    5,386,924   $    7,848,528
                                     ==============   ==============   ==============   ==============

Total Contractual Cash Obligations   $   28,115,642   $   12,151,771   $    7,798,092   $    8,165,779
                                     ==============   ==============   ==============   ==============

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

Management's Estimates
The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated interim financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these condensed consolidated interim financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the condensed consolidated interim financial statements and the reported amounts for revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to allowances for doubtful accounts, as described above, income taxes, bad debts, and contingencies. We base our estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments approximating the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

Adoption of New Accounting Pronouncement
Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 and as of September 30, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at September 30, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's financial position, results of operations and cash flows.

New Accounting Pronouncements
In September 2006, the FASB issued SFAS No. 157, "Fair Value Measurements" which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles ("GAAP"), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Management does not expect the adoption of SFAS No. 157 to have a significant effect on the Company's financial position or results of operations.

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

On November 5, 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 109, "Written Loan Commitments Recorded at Fair Value Through Earnings" ("SAB 109"). SAB 109 provides guidance on the accounting for written loan commitments recorded at fair value under generally accepted accounting principles (GAAP). Specifically, the SAB revises the Staff's views on incorporating expected net future cash flows related to loan servicing activities in the fair value measurement of a written loan commitment. SAB 109, which supersedes SAB 105, "Application of Accounting Principles to Loan Commitments", requires the expected net future cash flows related to the associated servicing of the loan be included in the measurement of all written loan commitments that are accounting for at fair value through earnings. SAB 109 is effective in fiscal quarters beginning after December 15, 2007. SAB 109 is not expected to have any impact on the condensed consolidated interim financial statements of the Company.

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

In addition, no change in our internal control over financial reporting occurred during the fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The shares of Series E Preferred Stock were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there-under. Each of the Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

February 27, 2007
In connection with the acquisition of 100% of the outstanding securities of TPA, the Company issued the TPA Sellers the following securities:

      o     Convertible   promissory   notes  for  an   aggregate   of  $675,000
            convertible into shares of common stock of the Company at a conversion price of $0.62 per share;
      o     1,088,710 shares of common stock of the Company; and
      o a Non-statutory Stock Option to purchase 100,000 shares of common stock at an exercise price of $0.62 per share for a period of five years issued to Renee J. Conner

February 27, 2007
In connection with the acquisition of 100% of the outstanding securities of Pentec and PCM, the Company issued Callahan 403,225 shares of the Company's common stock.

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

May 16, 2007
On May 16, 2007, the Company executed a Separation and Consulting Agreement with Len Neuhaus, the Company's former Chief Operating Officer. Under terms of the agreement; Mr. Neuhaus received 100,000 shares of common stock.

July 31, 2007
On July 31, 2007, the Company and Laurus entered into the Third Omnibus Amendment and Waiver (the "Third Omnibus Agreement") to amend certain terms of the March 2005 Convertible Note, the November 2005 Note and the May 2006 Note. Pursuant to the Third Omnibus Agreement, Laurus and the Company agreed that the Company shall not be required to pay the principal portion of any monthly principal amount due in May, June, July, August and September 2007 under the March 2005 Convertible Note, the November 2005 Note and the May 2006 Note until October 1, 2007. As consideration for the extensions to the respective term notes, the Company made a cash payment to Laurus on August 1, 2007 in the amount of $86,609.

Series A Preferred Stock Conversion
During the nine months ended September 30, 2007, holders of 500,000 and 200,000 shares of Series A Convertible Preferred Stock converted those shares to an equal number of shares of common stock

Stock Options Exercised
During the nine months ended September 30, 2007, one shareholder exercised 268,707 stock options for an equal number of shares of common stock. A second shareholder exercised 317,200 stock options in a cashless conversion for 251,933 shares of common stock.

Item 3. Defaults Upon Senior Securities

None.


Item 4. Submission of Matters to a Vote of Security Holders

None.


Item 5. Other Information

On January 1, 2006, the Company entered into an advisory agreement (the "Advisory Agreement") with DC Associates LLC, an entity controlled by Michael Crow, one of the Company's principal stockholders, to act as the Company's financial consultant in arranging equity or debt financings in consideration for a monthly fee of $10,000 and a negotiated fee in connection with the closing of any public offering, private offering, merger or acquisition. On January 16, 2007, the Company elected to extend the Advisory Agreement, effective January 1, 2007, for a period of one year.

On May 16, 2007, the Company executed a Separation and Consulting Agreement (the "Neuhaus Agreement") with Len Neuhaus, the Company's former Chief Operating Officer. Under the terms of the Agreement, Mr. Neuhaus will continue to receive compensation through March 31, 2008 and existing health and insurance benefits through May 31, 2008. In addition, he received an additional 100,000 shares of common stock. The Company recorded expenses of $230,671 related to the separation. Under the terms of the Neuhaus Agreement, Mr. Neuhaus made himself available for consulting services through July 31, 2007 and received $180,000 in compensation for those services.

Item 6. Exhibits

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

3.3 Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 19, 2005. (File No.000-51252))

3.4 Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 14, 2005. (File No.000-51252))

3.5 Articles of Amendment to the Articles of Incorporation dated August 19, 2004.(Incorporated by reference to /Form SB-2 filed with the Securities and Exchange Commission on August 21, 2006 (File No. 333-136790))

3.6 Articles of Amendment to the Articles of Incorporation dated March 2, 2005.(Incorporated by reference to /Form SB-2 filed with the Securities and Exchange Commission on August 21, 2006 (File No. 333-136790))

3.7 Articles of Amendment to the Articles of Incorporation dated March 15, 2005. (Incorporated by reference to /Form SB-2 filed with the Securities and Exchange Commission on August 21, 2006 (File No. 333-136790))

3.8 Articles of Amendment to the Articles of Incorporation dated March 21, 2005. (Incorporated by reference to /Form SB-2 filed with the Securities and Exchange Commission on August 21, 2006 (File No. 333-136790))

3.9 Certificate of Designation of Preferences, Rights and Limitations of Series D Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 27, 2006. (File No. 002-98138-A))

3.10 Certificate of Designation of Preferences, Rights and Limitations of Series E Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 26, 2006. (File No. 002-98138-A))

4.1 Securities Purchase Agreement dated March 9, 2005 by and between the Company and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.2 Secured Convertible Term Note dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.3 Common Stock Purchase Warrant dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March, 15, 2005. (File No. 002-98138-A))

4.4         Common  Stock  Option  dated  March 9, 2005 issued by the Company to
            Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.5 Master Security Agreement dated March 9, 2005 among Fast Eddie Racing Stables, Inc., Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.6 Stock Pledge Agreement dated March 9, 2005 among Fast Eddie Racing Stables, Inc., Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.7 Subsidiary Guaranty dated March 9, 2005 executed by Duncan Capital Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.8 Registration Rights Agreement dated March 9, 2005 by and between Fast Eddie Racing Stables, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.9 Common Stock Purchase Warrant dated March 9, 2005 issued by Duncan Capital Financial Group, Inc. to Richard E. Stierwalt. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.10 Common Stock Purchase Warrant dated March 9, 2005 issued by Duncan Capital Financial Group, Inc. to Leonard Neuhaus. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.11 Form of Stock Option Agreement, dated March 9, 2005, between the Company and certain non-management directors. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 19, 2005.)

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

10.38 Employment Agreement dated October 24, 2006 by and between Steven Ross and the Company. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 26, 2006. (File No. 000-51252))

10.39 Stock Purchase Agreement by and between National Investment Managers Inc., National Actuarial Pension Services, Inc., Charles McLeod and Mary H. McLeod (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.40 Promissory Note issued by National Investment Managers Inc. to Charles McLeod and Mary H. McLeod (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.41 Promissory Note issued by National Investment Managers Inc. to Charles McLeod and Mary H. McLeod (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.42 Employment Agreement entered between National Investment Managers Inc. and Charles McLeod (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.43 Employment Agreement entered between National Investment Managers Inc. and Mary McLeod (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.44 Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Charles McLeod and Mary H. McLeod. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.45 Joinder Agreement between Laurus Master Fund, Ltd. and National Actuarial Pension Services, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.46 Employment Agreement dated December 11, 2006 by and between Leonard Neuhaus and the Company. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 13, 2006. (File No. 000-51252))

10.47 Agreement between National Investment Managers Inc. and Duncan Capital Group LLC, a Delaware limited liability company and DCI Master LDC. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 22, 2006. (File No. 000-51252))

10.48 Stock Purchase Agreement by and between National Investment Managers Inc., Benefit Dynamics, Inc., Jo Ann Massanova and Carmen Laverghetta (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.49 Form of Promissory Note issued by National Investment Managers Inc. payable March 2, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.50 Form of Promissory Note issued by National Investment Managers Inc. payable March 2, 2009 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.51 Employment Agreement entered between Benefit Dynamics, Inc. and Jo Ann Massanova (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.52 Employment Agreement entered between Benefit Dynamics, Inc. and Carmen Laverghetta (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.53       Non-Competition,   Non-Disclosure  and  Non-Solicitation   Agreement
            between National Investment Managers Inc. and Jo Ann Massanova (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.54 Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Carmen Laverghetta (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

            Promissory Note issued by National Investment Managers Inc. to Michael E. Callahan (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.67 Employment Agreement entered between Pentec, Inc., Pentec Capital Management, Inc. and Michael Callahan (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.68 Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Michael Callahan (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.69 Addendum to Employment Agreement by and between the Company and Steven J. Ross (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 29, 2007. (File No. 000-51252))

10.70 Addendum to Employment Agreement by and between the Company and Leonard Neuhaus (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 29, 2007. (File No. 000-51252))

10.71 Employment Agreement by and between the Company and John Davis (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 29, 2007. (File No. 000-51252))

10.72 Second Omnibus Amendment and Waiver, dated as of May 2, 2007, by and between National Investment Managers, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on May 2, 2007)

10.73 Separation and Consulting Agreement, dated as of May 16, 2007, by and between National Investment Managers, Inc. and Leonard Neuhaus (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on May 16, 2007)

10.74 Third Omnibus Amendment and Waiver, dated as of July 31, 2007, by and between National Investment Managers, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K filed with the Securities and Exchange Commission on July 13, 2007)

16.1 Resignation letter of S. W. Hatfield, CPA (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005), Separation and Consulting Agreements by and between the Company and Leonard Neuhaus incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May ___, 2007

21.1        List of Subsidiaries of the Company.

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

                        NATIONAL INVESTMENT MANAGERS INC.
                                   Registrant


Date: November 14, 2007                By: /s/ Steven Ross
                                           -------------------------------------
                                           STEVEN ROSS
                                           Chief Executive Officer and Director


Date: November 14, 2007                By: /s/ John M. Davis
                                           -------------------------------------
                                           JOHN M. DAVIS
                                           President and Chief Operating Officer


Date: November 14, 2007                By: /s/ John Schroepfer
                                           -------------------------------------
                                           JOHN SCHROEPFER
                                           Interim Chief Financial Officer