Form 10KSB
period 2007-12-31
National Investment Managers Inc.
filed 2008-03-31
CIK 770461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-51252

NATIONAL INVESTMENT MANAGERS INC.

(Name of small business issuer in its charter)

Florida	000-51252
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

485 Metro Place South, Suite 275, Dublin, Ohio 43017
(Address of principal executive office)

Issuer's telephone number: (614) 923-8822

Securities registered under Section 12(b) of the Exchange Act: None Securities registered under Section 12(g) of the Exchange Act: None

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The Issuer's revenues for the year ending December 31, 2007 were $35,421,727.

As of March 17, 2008 the number of shares outstanding of the Issuer's common stock was 36,239,620.

As of March 17, 2008 the aggregate number of shares held by non-affiliates was approximately 16,478,408.

As of March 17, 2008 the aggregate market value of the Issuer's common stock held by non-affiliates was $10,710,965 based on the average bid and asked price of $0.65 per share as of March 17, 2008.

Documents incorporated by reference: None

FORM 10-KSB

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

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

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

We are a Florida corporation organized in April 1981. Our principal executive office is located at 485 Metro Place South, Suite 275 Dublin, Ohio 43017. Our telephone number is (614) 923-8822. Our company, formerly known as "Fast Eddie Racing Stables, Inc." was originally formed for the purpose of acquiring, racing, breeding and selling standard bred race horses (trotters and pacers). We commenced business operations in September 1983. We completed a public offering of our common stock pursuant to a Registration Statement on Form S-18 during October 1985.

During the year ended December 31, 1989, we sold or otherwise disposed of all race horses in order to settle then-outstanding indebtedness. From December 31, 1989 until March 9, 2005, we had no operations, and nominal assets or liabilities. Prior to March 2005, our principal business activity was to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method. In March 2005, we acquired Duncan Capital Financial Group, Inc. ("Duncan") and focused our business operations providing financial services including third party retirement plan administration services and selling insurance and annuity products.

Overview

Our strategy, since the acquisition of Duncan, has been to continue to grow our business organically and to purchase majority interests in small to medium-sized pension advisory, investment management and insurance organizations with recurring revenue streams and consolidate these businesses to take advantage of cross-selling opportunities, economies of scale, efficiencies and where appropriate, consolidation of overhead. To grow organically, we seek to increase our client base and to expand the services we offer to them through focused account management and administration, emphasizing services with recurring revenues and long-term relationships. Specifically, we seek to increase our business base through the following:

•	sales of additional products and services to existing clients;

•	direct sales to new clients; and

•	acquisitions of businesses that provide similar and/or complementary solutions.

Consistent with our strategy to grow through acquisitions, since March 2005, we have completed the following acquisitions:

•	Duncan Capital Financial Group, Inc.;

•	Haddon Strategic Alliance;

•	Stephen H. Rosen & Associates, Inc.;

•	certain assets of American Benefit Resources

•	Valley Forge Enterprises, Ltd.;

•	Lamoriello & Co., Inc.;

•	Circle Pension, Inc.;

•	Southeastern Pension Services, Inc.;

•	Benefit Dynamics, Inc.;

•	National Actuarial Pension Services, Inc.;

•	Pentec, Inc.;

•	Pentec Capital Management, Inc.; and

•	The Pension Alliance, Inc.

The services we offer, through our subsidiaries, are as follows:

•	Pension plan design, creation, termination and administration;

•	Investment management of retirement plan assets;

•	Investment management of non-plan assets for wealthy individuals;

•	Quarterly asset monitoring reports;

•	401(k) asset management through insurance company programs and an in-house daily valuation platform;

•	Retirement distribution studies;

•	Life insurance;

•	Deferred compensation and annuities; and

•	Limited hospitalization and long-term care insurance.

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

•
preparation of plan feasibility and design studies, including the fields of contribution maximization/reduction, retirement planning and distribution, executive compensation, new comparability, 401(k) plans, plan terminations, governmental compliance and coverage, participation and discrimination testing; and

•
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

Our financial advisory services provided through our subsidiaries are focused on small businesses and high net worth individuals. Representatives of our subsidiaries are NASD-licensed registered representatives who work in conjunction with several registered broker dealers and registered investment advisers to provide investment advisory services to corporations, individuals, retirement plan trustees and charitable foundations in the following areas:

•	review of assets and investments, including investment allocations;

•	determination of investment goals and strategies in light of the client's objectives, degree of risk and time horizon;

•
implementation of investment programs from among a broad spectrum of investment choices, including domestic and international mutual funds, certificates of deposit, treasuries, fixed and variable annuities, and specialty investments; and

•	monitoring performance results of investments and advising the client of any recommended adjustments.

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

Management of our company believes there are numerous such businesses in the United States, individually maintaining more than $500 million in assets under management or under administration. Many of these entities have part or all of their business dedicated to retirement plan management and administration, known as third party administration. These businesses compete very effectively on a local level by offering a high degree of personalized service to local businesses and high net worth individuals. Management of our company believes that many of these businesses are attractive acquisition candidates as stand-alone businesses due to their high profitability margins and strong cash flows, long-term client relationships, and consistent fee based income streams. Most of the businesses we will seek to acquire will have a majority of their revenue being derived from recurring sources and not transaction based revenue. However, due to their size and structure, they have not yet taken advantage of the industries' best practices relating to information technology and back office processes.

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

Seller retention is an important aspect of any such consolidation. We intend to promote seller retention at the acquired entity level by utilizing some or all of the following:

•	issuing our stock as a portion of the purchase price of each subsidiary;

•	having the seller/owner finance a portion of the purchase price in the form of a seller's note;

•	holding back a portion of the purchase price to ensure compliance with stated goals and objectives, including client retention;

•	offering employment contracts to retain key employees;

•	entering into non-competition and non-solicitation agreements with selling owners and key employees;

•	providing bonus incentives for former owners to expand and grow the business; and

•	offering stock options to key employees.

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

Operations

We believe that preserving the entrepreneurial culture of our firms is important to their continued growth. We do not typically integrate the sales, marketing and processing operations of our acquired firms. Recognizing that the principals have established personal relationships with their businesses' clients, we allow the principals to continue to operate in the same entrepreneurial environment that made them successful before the acquisition, subject to our oversight and control at the corporate level in the areas of accounting, budgeting product development, human resources and business planning. We provide sales support as well as assistance in branding and public relations. The business unit managers report to John Davis, our President and Chief Operating Officer, who in turn reports to Steven Ross, our Chief Executive Officer, and to our Board of Directors.

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

Duncan was formed in November 2004 as a vehicle to acquire pension advisory, investment management and insurance brokerage organizations, with a vision to consolidate such businesses and take advantage of cross-selling opportunities, economies of scale, efficiencies and where appropriate, consolidation of overhead. With these stated business principles in mind, on December 13, 2004, Duncan entered into stock purchase agreements to acquire 100% of the outstanding shares of three companies from their controlling shareholders:

•	Pension Administration Services, Inc. ("PAS");

•	Complete Investment Management, Inc. of Philadelphia ("CIM"); and

•	Asset Preservation Corp. (f/k/a MD Bluestein, Inc; "Asset Preservation" and collectively with PAS and CIM, the "Duncan Entities")

During 2007, the operations of PAS and Asset Preservation Corp were merged with operations of Stephen H. Rosen & Associates and CIM to more efficiently service these clients.

Haddon Strategic Alliance and Stephen H. Rosen & Associates, Inc.

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

American Benefit Resources

On November 30, 2005, we consummated the acquisition of substantially all of the assets of American Benefit Resources. As consideration, we:

•	paid $8,000,000 in cash;

•	issued a total of 671,141 shares of our common valued at $1,000,000; and

•	assumed certain liabilities.

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

Lamoriello & Co. Inc., Circle Pension, Inc. and Southeastern Pension Services, Inc.

On October 3, 2006, we entered into and closed a Stock Purchase Agreement (the "Lamoriello Agreement") with THE LAMCO Group, Inc., a Florida corporation ("Lamco"), Lamoriello & Co., Inc., a Rhode Island corporation, (“LCI”), Circle Pension, Inc., a New York corporation (“CPI”), Southeastern Pension Services, Inc., a Florida corporation (“SPSI”) and Nicholas J. Lamoriello ("Lamoriello"). Pursuant to the terms of the Lamoriello Agreement, we acquired and Lamco sold, 100% of the outstanding securities in LCI, CPI and SPSI (collectively the “Lamoriello Entities”). The Lamoriello Entities are retirement planning, pension plan design and administration entities.

In consideration for the Lamoriello Entities, we paid Lamco $1,462,668 in cash, paid Lamoriello $1,374,907 representing debt owed by the Lamoriello Entities to Lamoriello and paid $362,424 to a bank, representing debt owed by the Lamoriello Entities. In addition, we issued 3,000,000 shares of common stock to Lamco (the "Lamco Shares") and an option to purchase 300,000 shares of common stock of our company at $0.50 per share for a period of five years to Lamoriello (the "Lamoriello Option"). 1,700,000 of the Lamco Shares (the "Lamco Escrow Shares") were placed into escrow as further described below. We granted Lamco piggyback registration rights and demand registration rights subsequent to June 30, 2007 with respect to the Lamco Shares.

In connection with the acquisition of the Lamoriello Entities, we entered into the following agreements:

•	A Non-Competition, Non-Disclosure and Non-Solicitation Agreement between our company, Lamoriello and Lamco;

•
An Escrow Agreement pursuant to which the Lamco Escrow Shares were placed into escrow. In the event that the EBITDA of the Lamoriello Entities is less than $1,000,000 during either or both of the two 12 month periods following the closing, then such number of the Lamco Escrow Shares equal to the lesser of $850,000 or the amount of the shortfall shall be returned to our company for cancellation. In the event that the EBITDA of the Lamoriello Entities is greater than $1,000,000, then the Lamco Escrow Shares equal to $250,000 shall be released to Lamco; provided, however, such released shares shall not exceed 510,000 shares of common stock.

•
A Cross Sales Agreement entered between our company and Lamco pursuant to which Lamco agreed to market the retirement plan administration services provided by our company and our company agreed to market the fiduciary services of Lamco Advisory Services, Inc., an affiliate of Lamco for a period of three years.

•
A Technology Agreement entered between our company and Lamco pursuant to which Lamco agreed to provide us with access to our centralized technology infrastructure for a period of one year and assist us in the build out of its own centralized workflow system and Voice over IP Phone system.

•	A Management Agreement pursuant to which Lamoriello and Stephen R. Zito agreed to manage the retirement plan administrative services business of the Lamoriello Entities for a period of two years.

The Lamoriello Entities currently serve approximately 1,000 plans with 25,000 plan participants through its offices located in Lake Mary, Florida, Jacksonville, Florida, Providence, Rhode Island and New York, New York.

National Actuarial Pension Services, Inc.

On December 1, 2006, we entered into and closed a Stock Purchase Agreement (the "NAPS Agreement") with Charles and Mary McLeod ("NAPS Sellers") and National Actuarial Pension Services, Inc. ("NAPS"). Pursuant to the NAPS Agreement, we acquired and, NAPS Sellers sold, 100% of the outstanding securities in NAPS. NAPS is engaged in the business of retirement planning, pension plan design and administration.

In consideration for 100% of the outstanding securities in NAPS, we paid the NAPS Sellers $1,750,000 in cash and issued the NAPS Sellers promissory notes for an aggregate of $700,000 with the first promissory note in the amount of $350,000 payable February 1, 2008 and the second promissory note in the amount of $350,000 payable February 1, 2009.

In connection with the acquisition of 100% of the outstanding securities in NAPS described above, we entered into the following agreements:

•	a Non-Competition, Non-Disclosure and Non-Solicitation Agreement between our company and the NAPS Sellers;

•	an Employment Agreement with Charles McLeod for a period of one year with compensation of $12,500 per year; and

•	an Employment Agreement with Mary McLeod for a period of one year with compensation of $12,500 per year.

NAPS currently serves approximately 600 plans through its office located in Houston, Texas.

Benefit Dynamics, Inc.

On January 2, 2007, we entered into and closed a Stock Purchase Agreement (the "BDI Agreement") with Jo Ann Massanova and Carmen Laverghetta ("BDI Sellers") and Benefit Dynamics, Inc. ("BDI"). Pursuant to the BDI Agreement, we acquired and BDI Sellers sold, 100% of the outstanding securities in BDI. BDI is engaged in the business of retirement planning, pension plan design and administration.

In consideration for 100% of the outstanding securities in BDI, we paid the BDI Sellers $300,000 in cash and issued the BDI Sellers promissory notes for an aggregate of $200,000 with the first promissory note in the amount of $100,000 payable March 2, 2008 and the second promissory note in the amount of $100,000 payable March 2, 2009.

In connection with the acquisition of 100% of the outstanding securities in BDI described above, we entered into the following agreements:

•	a Non-Competition, Non-Disclosure and Non-Solicitation Agreement between our company and the BDI Sellers;

•	an Employment Agreement with Jo Ann Massanova for a period of two years with compensation of $165,000 per year;

•	an Employment Agreement with Carmen Laverghetta for a period of two years with compensation of $90,000 per year; and

•	a Stock Option Agreement with Jo Ann Massanova pursuant to which we granted Ms. Massanova the option to purchase 100,000 shares of common stock at $0.50 per share.

BDI currently serves approximately 300 plans through its office located in Cherry Hill, New Jersey.

The Pension Alliance, Inc.

On February 28, 2007, we entered into and closed a Stock Purchase Agreement (the "TPA Agreement") with Renee J. Conner and William Renninger ("TPA Sellers") and The Pension Alliance, Inc. ("TPA"). Pursuant to the TPA Agreement, we acquired and, the TPA Sellers sold, 100% of the outstanding securities in TPA.

In consideration for 100% of the outstanding securities in TPA, we paid the TPA Sellers $3,250,000 in cash, issued the TPA Sellers convertible promissory notes for an aggregate of $675,000 with the first convertible promissory note in the amount of $337,500 payable April 28, 2008 and the second convertible promissory note in the amount of $337,500 payable April 28, 2009, and issued the TPA Sellers an aggregate of 1,088,710 shares of common stock of our company. The convertible promissory notes are convertible into shares of common stock of our company at a conversion price of $0.62 per share. In the event that certain EBITDA targets are not achieved by TPA during the 24 months following the closing date, then the convertible promissory notes and shares of common stock will be reduced by the amount of such shortfall; provided, however, in the event that Renee J. Conner is terminated without cause, then the convertible promissory notes and purchase price shares may not be reduced. Further, in the event that certain EBITDA targets are achieved, then we are obligated to pay to the TPA Sellers an additional purchase price in the form of cash, convertible promissory notes and shares of common stock.

In connection with the acquisition of 100% of the outstanding securities in TPA described above, we entered into the following agreements:

•	a Non-Competition, Non-Disclosure and Non-Solicitation Agreement between our company and Renee J. Conner;

•	an Employment Agreement with Renee J. Conner for a period of two years with compensation of $75,000 for the initial year and $175,000 for the second year; and

•	a Nonstatutory Stock Option to purchase 100,000 shares of common stock at an exercise price of $0.62 per share for a period of five years issued to Renee J. Conner.

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

In connection with the acquisition of 100% of the outstanding securities in Pentec and PCM described above, the Company entered into the following agreements:

•	a Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company and Michael E. Callahan; and

•	an Employment Agreement with Michael E. Callahan for a period of two years with compensation of $100,000 per year.

Pentec and PCM are engaged in the business of retirement planning, pension plan design and administration. Pentec and PCM currently serves approximately 485 plans through its offices located in Southington, Connecticut.

None of the companies that we acquired since the formation of Duncan Capital in 2004 were or are in bankruptcy proceedings or have filed for bankruptcy protection during the last five years.

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

Corporate Headquarters

Our headquarters in Dublin, Ohio provides support for our acquired firms. Corporate activities, including oversight of investment sales, acquisitions, integration of the acquired entities, and finance and accounting, are all centralized in Dublin. Our mergers and acquisitions team identifies targets, performs due diligence and negotiates acquisitions. Finance and accounting is responsible for working with each firm to ensure timely and accurate reporting. In addition, finance and accounting is responsible for consolidation of our financial statements at the corporate level.

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

Employees

As of March 11, 2008, we had approximately 278 full-time employees. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

ITEM 2. DESCRIPTION OF PROPERTY

In October 2007, we executed a 39 month lease for approximately 3,500 square feet of office space in Dublin, Ohio. Lease payments begin at approximately $2,800 per month for the first 15 months of the lease and escalate to approximately $3,000 per month during the final 12 months of the lease.

We currently lease approximately 5,237 square feet of office space in Horsham, Pennsylvania under a lease agreement which expires on September 30, 2010 at a cost of $7,454 per month during the first year of the lease.

During 2007 we leased four offices from Cohen Tauber Spievack & Wagner LLP at the rate of $8,600 per month. Arthur Emil, a director of our company, is a partner with Cohen Tauber Spievack & Wagner LLP. We terminated the lease of these four offices in June 2007. We lease office space from DC Associates at the rate of $2,000 per month for use by Steven Ross, our CEO. The DC Associates lease is month to month. DC Associates is controlled by Michael Crow, one of our principal shareholders. We believe this to be a fair market rate based upon our study of executive office suite rates in the New York City area.

Valley Forge leases 6,600 square feet of office space in Wayne, Pennsylvania. Under the five-year lease, which expires in September 2012, Valley Forge pays a monthly rent of $8,560.

Our subsidiary, ABR, leases various properties in North Attleboro, Massachusetts (7,406 square feet at $7,800 per month), White Plains, New York (6,751 square feet at $15,048 per month), Marina del Rey, California (15,666 square feet at $37,246 per month), Seattle, Washington (6,134 square feet at $9,883 per month), Portland, Oregon (5,722 square feet at $9,060 per month) and Bend, Oregon (607 square feet at $1,034 per month).

Rosen leases 6,682 sq. ft. of office space in Haddonfield, New Jersey. Under the 10-year lease, which commenced Feb. 22, 2001, the annual rent was $113,594, paid in monthly installments of $9,466.16. Per the terms of the lease, each year the rent increases by 3%, which is determined by multiplying the prior year's rent by 103%. Haddon is a sub-tenant of Rosen, and has an informal inter-office lease arrangement. Haddon pays Rosen $1,060 per month for rent.

Lamoriello & Co., Inc. leases office space in Warwick, Rhode Island. The annual rent for such space ranges from $87,437 to $94,645. The lease expires in December 2011. Circle Pension, Inc. leases office space in New York, New York. The annual rent for such space ranges from $50,220 to $53,568. The lease expires in November 2015. Southeastern Pension Services, Inc. leases office space in Jacksonville, Florida. The annual rent for such space is $19,500. The lease expires in December 2008. Nick Lamoriello has a management agreement with the Company and is the owner of LPH Properties, LLC (“LPH”). Southeastern Pension Services Inc. (a wholly-owned subsidiary of the Company) is the lessee under a lease between Southeastern Pension Services Inc. and LPH, for property located in Lake Mary, Florida. The rent for the office space is $3,400 per month.

Benefit Dynamics, Inc. leases office space in Cherry Hill, New Jersey with a term through August 31, 2008 with a minimal expense rate.

National Actuarial Pension Services, Inc. leases office space in Houston, Texas. The annual rent for such space is approximately $140,000. The lease expires in January 2010.

Pentec, Inc. and Pentec Capital Management, Inc. lease office space in Southington, Connecticut. The annual rent is approximately $75,000 for Pentec Inc., and $25,000 for Pentec Capital Management Inc. The rent is subject to a 5% annual increase and the agreement expires in September 2011.

TPA leases office space in Lansdale, Pennsylvania and Harrisburg, Pennsylvania. The rent for the office space in Landsdale, Pennsylvania is approximately $2,467 per month. Renee Conner and William Renninger are the former owners of TPA and are now employees of National Investment Managers Inc., and collectively own 100% of Conner Management Group, LLC (“CMG”). TPA, is the lessee under a lease agreement with CMG, for property located at 2578 Interstate Drive, Suite 102, Harrisburg, PA. The rent for the office space in Harrisburg, Pennsylvania is $10,716 per month.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND SMALL BUSINESS ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTC Bulletin Board under the symbol "NIVM." The following table sets forth quarterly high and low bid prices of a share of our common stock as reported by the OTC Bulletin Board for the years 2007 and 2006. The quotations listed below reflect inter-dealer prices, without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

	Price
	High $	Low $
2007
First quarter ended March 31, 2007	$0.72	$0.35
Second quarter ended June 30, 2007	$0.90	$0.62
Third quarter ended September 30, 2007	$0.95	$0.70
Fourth quarter ended December 31, 2007	$0.80	$0.41
2006
First quarter ended March 31, 2006	$3.50	$1.01
Second quarter ended June 30, 2006	$1.60	$0.19
Third quarter ended September 30, 2006	$0.55	$0.39
Fourth quarter ended December 31, 2006	$0.64	$0.19

As of March 7, 2008, 36,239,620 shares of common stock were issued and outstanding. As of that date, (i) 27,825,729 shares of common stock were subject to outstanding options, warrants and convertible notes to purchase common stock, and (ii) 7,344,684 shares of Preferred Stock were convertible into an aggregate of 33,160,008 shares of common stock.

The number of holders of record for our common stock as of March 7, 2008 was approximately 133. This number excludes individual stockholders holding stock under nominee security position listings.

Dividends

We have not paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. In Holders of our common stock are entitled to dividends when and if declared by our board of directors from legally available funds. However, before any dividends may be paid to holders of our common stock, cumulative dividends must be paid to our holders of Series A, Series B, Series C, Series D and Series E Preferred Stock, either in cash or in registered shares of our common stock. We have 2,420,000 shares of Series A Preferred Stock, 3,715,000 shares of Series B Cumulative Convertible Preferred Stock, 770,834 shares of Series C Cumulative Convertible Preferred Stock, 409,500 shares of Series D Cumulative Convertible Preferred Stock and 29,350 shares of Series E Cumulative Convertible Preferred Stock outstanding. If and when declared by our Board of Directors, we are obligated to pay an annual preferred dividend of $0.24 per share in connection with our shares of Series A Cumulative Convertible Preferred Stock, $0.24 per share in connection with our shares of Series B Cumulative Convertible Preferred Stock, $0.72 per share in connection with our shares of Series C Cumulative Convertible Preferred Stock, $1.20 per share in connection with our shares of Series D Cumulative Convertible Preferred Stock and $12.00 per share in connection with our shares of Series E Cumulative Convertible Preferred Stock. Dividends payable under the Series A Preferred Stock, Series B Cumulative Convertible Preferred Stock, the Series C Cumulative Convertible Preferred Stock, the Series D Cumulative Convertible Preferred Stock and the Series E Cumulative Convertible Preferred Stock have accrued to each of the respective holders. As of December 31, 2007, the aggregate amounts accrued under all series of preferred was $3,892,419.

Recent Issuances of Unregistered Securities.

Laurus Master Fund Ltd.

In 2006, we entered into an agreement with Laurus Master Fund, Ltd. ("Laurus") pursuant to which we sold debt and a Common Stock Purchase Warrant to purchase common stock of our company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The debt was repaid on November 30, 2007. The common stock purchase warrant entitles Laurus to purchase up to 700,000 shares of common stock of our company, at an exercise price of $0.1667 per share, exercisable until May 30, 2011(the “May 2006 Warrant”). In June, 2006, we entered into an agreement with Laurus pursuant to which the May 2006 Warrant was rescinded, a new common stock purchase Warrant (the “New May 2006 Warrant”) was issued to Laurus and we paid Laurus $382,000. The New May 2006 Warrant, is exercisable to purchase up to 700,000 shares of common stock of our company at an exercise price of $0.1667 per share, exercisable until May 30, 2011.

We are obligated to file a registration statement registering the resale of shares of our common stock issuable upon exercise of the New May 2006 Warrant. If the registration statement is not filed within 60 days of the closing, or declared effective within 180 days of the closing, or if the registration is suspended other than as permitted, in the registration rights agreement between our company and Laurus, we are obligated to pay Laurus certain fees.

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

The shares of D Preferred Stock were offered and sold to the D Investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the D Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

Lamoriello & Co. Inc., Circle Pension, Inc. and Southeastern Pension Services, Inc.

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

General Overview

The Company is in the principal business of acquiring and managing operating entities that offer administration services of retirement plans, financial and investment advisory services and insurance products to small and medium sized businesses in the United States of America and to high-net worth individuals. As of December 31, 2007, the Company owned 18 companies in twelve states. The wholly-owned subsidiaries are based in Jacksonville, FL; Orlando, FL; North Attleboro, MA; Haddonfield, NJ; New York, NY; White Plains, NY; Bend, OR; Portland, OR; Horsham, PA; Valley Forge, PA; Providence, RI; Houston, TX; Marina Del Rey, CA; Seattle, WA; Harrisburg, PA; Cherry Hill, NJ; and Southington, CT. In July 2007, the Company moved its corporate headquarters from New York, New York to Dublin, Ohio.

Acquisitions prior to 2007:
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

On October 3, 2006, NIVM acquired 100% of the outstanding securities of Lamoriello & Co., Inc., Circle Pension, Inc., and Southeastern Pension Services, Inc.

On December 1, 2006, NIVM acquired 100% of the issued and outstanding securities in NAPS.

2007 Acquisitions:
On January 2, 2007, NIVM acquired 100% of the issued and outstanding securities of Benefit Dynamics, Inc. Pursuant to the Agreement, the Company acquired 100% of the outstanding securities in BDI. BDI is engaged in the business of retirement planning, pension plan design and administration. In consideration for 100% of the outstanding securities, the Company paid $300,000 in cash and issued promissory notes for an aggregate of $200,000 with the first promissory note in the amount of $100,000 payable March 2, 2008 and the second promissory note in the amount of $100,000 payable March 2, 2009.

On February 28, 2007, we entered into and closed a Stock Purchase Agreement to acquire 100% of the outstanding securities in The Pension Alliance Inc. TPA is engaged in the business of retirement plan design and administration. In consideration for the securities in TPA, we paid $3,250,000 in cash, issued convertible promissory notes for an aggregate of $675,000 with the first convertible promissory note in the amount of $337,500 payable April 28, 2008 and the second convertible promissory note in the amount of $337,500 payable April 28, 2009, and issued an aggregate of 1,088,710 shares of common stock of our company. The convertible promissory notes are convertible into shares of common stock at a conversion price of $0.62 per share. We agreed to use our best efforts to include the shares issued in the next registration statement.

On February 28, 2007, we entered into and closed a Stock Purchase Agreement 100% of the outstanding securities in Pentec Inc. and Pentec Capital Management Inc. In consideration for the securities in Pentec and PCM, we paid $1,517,000 in cash, issued 403,225 shares of our common stock and issued a promissory note for $1,450,000. We agreed to use our best efforts to include the shares issued in the next registration statement. Pentec is in the business of retirement plan design and administration. PCM provides financial and investment advisory services to its clients.

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

Results of Operations:

2007 Results of Operations:
Net loss available to common shareholders for the year ended December 31, 2007, was $9,085,327. This was comprised of revenues of $35,421,727, less expenses, preferred dividends and deferred income tax benefits of $44,507,054. Revenue for the year ended December 31, 2007 was 54.7% more than revenue reported in 2006. The year over year increase was primarily driven by 2007 acquisitions, as well as the full year's results of LCI, CPI and SPSI, which were acquired in October 2006 and NAPS which was acquired in December 2006. The 2007 revenue was generated from three sources; third party administration, $30,957,636; financial planning and investment advisory fees, $3,940,876; and insurance commissions, $523,215.

Selling, general and administrative expenses of $29,481,256 for the year ended December 31, 2007 increased 45.7% compared to 2006, primarily expenses added from acquisitions. The 2007 expenses included salaries and related payroll costs for officers and administrative staff of $18,485,989, commission fees paid to third parties of $488,511, and marketing expenses of $72,970. They also included rent and utilities costs of $2,451,386, professional fees of $2,675,294, office expenses of $1,332,790, insurance expense of $1,517,890, travel and entertainment of $525,726, and miscellaneous other expenses of $1,930,700.

Depreciation and amortization for the year ended December 31, 2007, amounted to $6,841,000, a 96.7% increase over 2006. This included the amortization of customer lists/relationships and other intangible assets acquired in connection with acquisitions.

Stock based compensation for the year ended December 31, 2007, amounted to $359,851, a 64.9% decrease over 2006. The decrease is a result of the issuance of fewer stock options and less share based compensation given to senior management and employees.

Net other expense for the year ended December 31, 2007, amounted to $8,087,007 compared to $3,850,150 in 2006, a 110.0% increase. The year over year increase was driven by expenses of $2,611,743 from refinancing debt and non-cash expenses of $1,120,122 related to changes in the fair value of derivative financial instruments. The expenses incurred from refinancing our debt represents prepayment of a penalty, unamortized deferred financing costs and debt discounts that were expensed when the refinancing was completed and issuance of our common stock at a discount to market.

2006 Results of Operations:
Net loss available to common shareholders for the year ended December 31, 2006, was $6,621,874. This was comprised of revenues of $22,892,489, less expenses, preferred dividends and deferred income tax benefits of $29,514,363. Revenue for the year ended December 31, 2006, amounted to $22,892,489. The 2006 revenue was generated from three sources; third party administration, $19,430,081; financial planning and investment advisory fees, $2,899,589; and insurance commissions, $562,819.

Selling, general and administrative expenses were $20,240,096 for the year ended December 31, 2006. The 2006 expenses included salaries and related payroll costs for officers and administrative staff of $12,970,489, commission fees paid to third parties of $508,768, and marketing expenses of $73,109. They also included rent and utilities costs of $1,550,573, professional fees of $1,875,393, office expenses of $932,271, insurance expense of $1,038,105, travel and entertainment of $309,893, and miscellaneous other expenses of $613,900.

Depreciation and amortization for the year ended December 31, 2006, amounted to $3,478,161. This included the amortization of customer lists/relationships and other intangible assets acquired in connection with acquisitions.

Stock based compensation for the year ended December 31, 2006, amounted to $1,025,870. This amount consisted of the issuance of stock options and other share based compensation to senior management and employees of acquired companies as part of the acquisitions.

Other income (expense) for the year ended December 31, 2006, amounted to an expense of $3,850,150. The amount consisted primarily of interest expense of $4,446,457, (including non-cash interest of $1,586,288 due to accretion of our secured convertible notes and loans).

	2007	% of Revenue	2006	% of Revenue	$ Change 2007 to 2006	% Change 2007 to 2006

Revenues:	$35,421,727	100.0%	$22,892,489	100.0%	$12,529,238	54.7%

Operating Expenses
Selling, General and Administrative Expenses	29,481,256	83.2%	20,240,096	88.4%	9,241,160	45.7%
Depreciation and Amortization	6,841,000	19.3%	3,478,161	15.2%	3,362,839	96.7%
Stock-Based Compensation	359,851	1.0%	1,025,870	4.5%	(666,019)	-64.9%

Total Operating Expenses	36,682,107	103.5%	24,744,127	108.1%	11,937,980	48.2%

Operating Loss	(1,260,380)	-3.6%	(1,851,638)	-8.1%	591,258	-31.9%

Other Income (Expenses):
Loss on Sale Extinguishment of Debt	(2,611,743)	-7.4%	-	0.0%	(2,611,743)	NA
Change in Fair Value of Derivative Financial Instruments	(1,120,122)	-3.2%	390,950	1.7%	(1,511,072)	-386.5%
Interest Expense	(4,448,032)	-12.6%	(4,446,457)	-19.4%	(1,575)	0.0%
Interest, Dividend and Rental Income	92,890	0.3%	205,357	0.9%	(112,467)	-54.8%

Total Other Expense, net	(8,087,007)	-22.9%	(3,850,150)	-16.8%	(4,236,857)	110.0%

Loss before deferred income tax benefit	(9,347,387)	-26.4%	(5,701,788)	-24.9%	(3,645,599)	63.9%

Deferred income tax benefit	2,323,004	6.6%	498,288	2.2%	1,824,716	366.2%

Net loss before preferred stock dividends	(7,024,383)	-19.8%	(5,203,500)	-22.7%	$(1,820,883)	35.0%

Less: Preferred stock dividends	(2,060,944)		(1,418,374)

Net loss available to common stockholders	$(9,085,327)		$(6,621,874)

Liquidity and Capital Resources

At December 31, 2007, the Company's working capital deficit and accumulated deficit were approximately $4.0 million and $19.0 million, respectively. For the year ended December 31, 2007, the Company's net loss and cash flows from operations were approximately $7.0 million and $2.7 million, respectively. Based upon management's current forecast of future revenues from its acquired businesses, its recent history of capital raising and other factors, the Company believes its cash resources will be adequate to support its acquisition model and fund operations in 2008.

Detail of the changes in 2007 cash flow data is as follows:

December 31, 2007
Cash flows from operating activities:
Net loss	$(7,024,383)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,840,999
Recovery of bad debt	(69,827)
Noncash interest	1,696,455
Stock-based compensation	359,851
Gain on sale of MLK Group	-
Loss on extinguishment of debt	2,611,743
Deferred income tax benefit	(2,323,004)
Change in fair value of derivative securities	1,120,122
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	(709,742)
Prepaid expenses and other current assets	(150,987)
Accounts payable	(179,614)
Unearned revenues	55,472
Accrued expenses and other current liabilities	491,936
Net cash provided by (used in) operating activities	2,719,021

Cash flows from investing activities:
Purchases of property and equipment	(362,020)
Acquisition of Valley Forge	-
Acquisition of Lamco Acquired Companies	(5,230)
Acquisition of National Actuarial Pension Services, Inc.	(100,000)
Acquisition of ABR	(461,110)
Acquisition of Benefit Dynamics	(340,000)
Acquisition of Pentec and Pentec Capital Management	(1,691,376)
Acquisiton of Pension Alliance	(3,380,000)
Proceeds from sale of MLK Group	-
Decrease in receivable from ABR trustee	-
Net cash used in investing activities	(6,339,736)

Cash flows from financing activities:
Proceeds from short-term debt	1,000,000
Proceeds from long-term debt	20,000,000
Payments on long-term debt and notes	(23,045,386)
Proceeds from sale of common and preferred stock, net	4,194,908
Payment of deferred financing costs	(1,465,349)
Net cash provided by financing activities	684,173

Net (decrease) in cash	$(2,936,542)

Cash provided by operating activities was $2,719,021. Cash from operating activities was primarily due to a net loss of $7,024,383, offset by non-cash expenses of $10,236,339. Changes to operating liabilities that provided operating cash include an increase in unearned revenues of $55,472 and accrued expenses and other current liabilities of $491,936. Changes to operating assets and liabilities that decreased cash flow include an increase in accounts receivable, prepaid expenses and other current assets of $860,729. Net cash of $6,339,736 used in investing activities was primarily due to funds expended for the acquisition of Benefit Dynamics, Pentec Inc., Pentec Capital Management Inc., and The Pension Alliance Inc.

Net cash of $684,173 provided by financing activities was primarily due to the proceeds from a new revolving line of credit of $1,000,000, proceeds from long-term debt of $20,000,000 and the proceeds from the sale of common stock of $4,194,908 as part of the refinancing that took place in November 2007. The proceeds were used to refinance and payoff our existing debt of $23,045,386 and pay the costs associated with the financing of $1,465,349.

Detail of the changes in 2006 cash flow data is as follows:

December 31, 2006

Cash flows from operating activities:
Net loss	$(5,203,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,478,161
Recovery of bad debt	(100,526)
Noncash interest	1,586,288
Stock-based compensation	1,025,870
Gain on sale of MLK Group	(166,568)
Deferred income tax benefit	(652,671)
Change in fair value of derivative securities	(390,951)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable, net	(899,421)
Prepaid expenses and other current assets	(505,729)
Accounts payable	427,027
Unearned revenues	448,452
Accrued expenses and other current liabilities	516,698
Net cash used in operating activities	(436,870)
Cash flows from investing activities:
Purchases of property and equipment	(188,153)
Acquisition of ABR	(120,696)
Acquisition of Valley Forge	(3,714,500)
Acquisition of Lamco	(3,298,150)
Acquisiton of NAPS	(1,861,697)
Proceeds from sale of MLK Group	796,098
Decrease in receivable from ABR trustee	150,000
Net cash used in investing activities	(8,237,098)
Cash flows from financing activities:
Proceeds from long-term debt	7,000,000
Payments on long-term debt and notes	(2,938,670)
Proceeds from preferred stock sales, net and other	5,396,747
Payment of deferred financing costs	(557,000)
Net cash provided by financing activities	8,901,077
Increase in cash	$227,109

Net cash used in operating activities of $436,870 was primarily due to a net loss of $5,203,500, increases in accounts payable of $427,027, and increases in accrued expenses and other liabilities of $516,698, offset by non cash items of $4,779,603 and an increase in accounts receivable of $899,421.

Net cash of $8,237,098 used in investing activities was primarily due to funds expended in the Valley Forge, Lamco, and NAPS acquisitions.

Net cash of $8,901,077 provided by financing activities was primarily due to the proceeds from our Series D Preferred Stock offering and Series E Preferred Stock offering, as well as the proceeds from the long-term debt offering.

Sales of Equity Securities - December 2004 Private Placement
During December, 2004, DCFG sold securities in a private placement to accredited investors for gross proceeds of $3.5 million. The offering consisted of the sale of 9,540,000 shares of common stock at a price per share of one sixth of a dollar. In addition, 3,820,000 shares of Series A Convertible Preferred Stock were sold at a price of $.50 per share. The purchasers of Series A Convertible Preferred Stock were also issued warrants to purchase one share of common stock for every two shares of Series A Convertible Preferred Stock purchased (1,910,000 warrants were issued) at an exercise price of one sixth of a dollar for a period of five years from the date of the closing of the placement. Each share of Series A Convertible Preferred Stock is convertible into one share of common stock. Subsequent to the Acquisition, 3,820,000 shares of Series A Convertible Preferred Stock and 1,910,000 common stock purchase warrants issued in connection with the Series A Convertible Preferred Stock offering of DCFG were surrendered in exchange for an equivalent number of Series A Convertible Preferred shares and common stock purchase warrants of NIM containing identical terms. The Company agreed to file a registration statement with the SEC and to have the registration statement declared effective within a certain amount of time. The registration statement was to cover the shares of common stock issuable upon conversion of the Series A Convertible Preferred shares and the shares issuable upon exercise of the common stock purchase warrant. As of December 31, 2007, the Company did not have an effective registration statement and accrued penalties in the amount of $703,500 as a result.

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

Sales of Equity Securities - Series B Cumulative Convertible Preferred Stock Private Placement
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

Sales of Equity Securities - Series C Cumulative Convertible Preferred Stock Private Placement
On November 11, 2005, three accredited investors (the "C Investors") purchased an aggregate of 833,334 shares of Series C Cumulative Convertible Preferred Stock (the "C Preferred Stock") at $6.00 per share for an aggregate purchase price of $5,300,004.

Each share of C Preferred Stock is convertible, at any time at the option of the holder, into 12 shares of Common Stock. The C Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding C Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of common stock. Holders of the C Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.72 per share of C Preferred Stock paid on a semi-annually. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue shares of common stock in connection with the dividend on the C Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by the Dividend VWAP; provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the C Investors piggyback registration rights and agreed to file a registration statement registering the shares of common stock issuable upon conversion of the C Preferred Stock within 60 days of closing and have such registration statement declared effective within 120 days of filing. As of December 31, 2007, the Company did not have an effective registration statement for the common stock issuable upon conversion of the C Preferred Stock and we are accruing penalties as a result. As of December 31, 2007, we have accrued approximately $1,170,000 in penalties associated with these shares.

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

Sales of Equity Securities - Series D Cumulative Convertible Preferred Stock Private Placement
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

In the event of any liquidation or winding up of our company, the holders of Series D Preferred Stock will be entitled to receive, in preference to holders of common stock but subject to preferential liquidation rights of Series A, Series B and Series C Convertible Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends. The shares of D Preferred Stock were offered and sold to the D Investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the D Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Sales of Equity Securities - Series E Cumulative Convertible Preferred Stock Private Placement
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

Debt Financing Arrangements
To obtain funding in connection with the restructuring of its existing financing arrangement, for future acquisitions and working capital, on November 30, 2007 we entered into (i) a Revolving Line of Credit and Term Loan Agreement (the “Senior Loan Agreement”) with RBS Citizens, National Association (the “Senior Lender”) and (ii) a Securities Purchase and Loan Agreement (the “Subordinated Senior Agreement”) with Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank (collectively, the “Subordinated Senior Lenders”) and Woodside Agency Services, LLC, as collateral agent. Pusuant to the Senior Loan Agreement, we issued and sold a Revolving Line of Credit Note in the initial amount of $1,000,000 (the “Revolver”) and a Term Loan Promissory Note in the initial amount of $8,000,000 (the “Term Loan”). If certain conditions are satisfied, we may utilize additional financing under the Revolver up to $1,000,000 (the “Additional Revolver”) and additional term loans up to $5,000,000 (the “Additional Term Loan”). Pursuant to the Subordinated Senior Agreement, we issued and sold Senior Secured Notes due January 11, 2011 (the “Subordinated Senior Notes”) and common stock purchase warrants (the “Subordinated Senior Warrants”) to purchase an aggregate of 11,485,578 shares of common stock at varying exercise prices of $0.50, $1.00 and $1.50. A principal amount of the proceeds generated from the two financings were used to retire the debt held by Laurus Master Fund Ltd. and its affiliates.

Senior Financing
The Term Loan and the Revolver bear interest at our option, at the Senior Lender’s variable prime rate of interest or the applicable LIBOR rate of interest. The Term Loan and the Revolver mature on July 31, 2010. From closing through November 30, 2008, if interest is accruing at the prime rate, we are required to pay interest accruing on the Term Loan and the Revolver on the first date of each month and if interest is accruing at the LIBOR option, we are required to pay interest accruing on the Term Loan and the Revolver on the last day of the applicable LIBOR interest period. Subsequent to November 30, 2008, we are required to pay the applicable amount of interest owed on the Term Loan and the Revolver as well as a portion of the principal of the Term Loan based upon a five year straight line amortization schedule. Commencing January 1, 2008, we will be obligated to pay an unused commitment fee on the first business day of each quarter for any amounts not used by us under the Additional Term Loan. The unused commitment fee to be paid is equal to one-quarter multiplied by the applicable basis point level, which is contingent upon our ratio of total debt funded to EBITDA. The Senior Lender has a secured lien on all assets of the Company and its subsidiaries and would be entitled to foreclose on our assets in the event of default. In the event that the foregoing were to occur, significant adverse consequences to the Company would be reasonably anticipated. We may prepay the Term Loan and the Revolver at anytime.

Subordinated Senior Financing
The Subordinated Senior Notes bear interest at 15% of which 12% is due and payable on a monthly basis and 3% (the “Compounded Rate”) is compounded monthly and added to the principal amounts of the Subordinated Senior Notes. In the event that the Company or any of its subsidiaries receives net cash proceeds of at least $800,000 from any offering or sale of equity interests prior to December 31, 2007, the Compounded Rate shall be reduced to 2.625%. The Senior Subordinated Notes mature on the earlier of January 31, 2011, the occurrence of a capital transaction or an event of default. A capital transaction includes the sale, disposition, dissolution or liquidation of the Company’s assets or subsidiaries, the acquisition by any person of 30% or more of the Company’s common stock or a public offering in the minimum amount of $20,000,000 (a “Capital Transaction”). The Subordinated Senior Lenders have a secured lien on all assets of the Company and its subsidiaries and would be entitled to foreclose on the Company’s assets in the event of default, subject to the rights of the Senior Lender. In the event that the foregoing were to occur, significant adverse consequences to the Company would be reasonably anticipated. We may prepay the Subordinated Senior Notes at anytime after May 30, 2009.

At closing, we issued Subordinated Senior Warrants to purchase an aggregate 5,742,789, 3,828,527 and 1,914,262 shares of common stock at $0.50, $1.00 and $1.50 per share, respectively. The Subordinated Senior Warrants are exercisable through November 2017 on a cash or cashless basis. Subsequent to January 31, 2011, the consummation of a Capital Transaction or an event of default, the Subordinated Senior Lenders may elect to sell to the Company all or a portion of the shares issuable upon exercise of the Subordinated Senior Warrants (the “Put”). The cash payment to be made by us shall be determined by dividing the value of the Company’s common stock equity by the number of shares outstanding on a fully diluted basis (the “Repurchase Price”). In the event that a Capital Transaction is entered into during the six months following the closing of the Put, then we are obligated to make an additional payment to the Subordinated Senior Lenders to reflect the difference of the amount initially paid in connection with the Put and the amount that would have been paid had the Put been exercised pursuant to the second Capital Transaction. The Put is subject to approval by the Company’s holders of its preferred shares.

 At any time following January 31, 2011, the date of consummation of a Capital Transaction or an event of default, the Subordinated Senior Lenders may elect to require us to pay an additional fee (the “Fee”) as well as the Conditional Interest Payment (“CIP Payment”). The Fee is based upon the Subordinated Senior Lenders ownership in the Company and the per share price of our common stock. The CIP Payment is equal to 5% of the Company’s equity value which is payable on the 90th day following receipt of such notice from the Subordinated Senior Lenders and an additional payment equal to 1.5% of the Company’s equity value is payable on the end of each calendar quarter thereafter. The aggregate CIP Payment may not exceed 15% of the Company’s equity value. At any time after the Subordinated Senior Lenders deliver notice with respect to the CIP Payment, we may elect to purchase the shares of common stock underlying the Subordinated Senior Warrants at the Repurchase Price.

We have agreed to use our best efforts in connection with a demand registration that the Subordinated Senior Lenders request and provided the Subordinated Senior Lenders with piggyback registration rights.

Equity Investment
On November 30, 2007 the Company paid the March 2005 Convertible Note, the November 2005 Secured Note and the May 2006 Secured Note in full and Laurus released its lien on the assets of the Company. The Company incurred a loss on extinguishment of debt of $2,611,743. The loss was made up of a $555,020 prepayment penalty on the March 2005 Convertible Note, $630,099 from amortization of the remaining discounts, $530,292 from amortization of the remaining deferred financing fees on the three notes and $900,000 from the sale of an aggregate of 6,000,000 shares of common stock to Valens U.S. SPV I, LLC and Valens Offshore SPV I, Ltd at a negotiated price of $0.50 per share ($0.15 per share less than the market value of the Company’s stock at November 30, 2007) offset by a $3,668 gain from the elimination of the derivative liability associated with the conversion feature of the March 2005 Convertible Note.

The above securities were all offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. The Senior Lender and the Subordinated Senior Lenders are accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

In March 2005, we issued to Laurus Master Fund, Ltd. ("Laurus") (i) a secured convertible term note in the principal amount of $3,000,000, (ii) warrants, as amended, entitling Laurus to purchase up to 1,084,338 shares of our common stock at a per share exercise price of $0.50, and (iii) an option to purchase up to 643,700 shares of our common stock at a per share purchase price of $0.01. On November 30, 2007, we repaid the full amount due to Laurus under the convertible term note The warrants grant Laurus the right to purchase up to 1,084,338 shares of Common Stock at an exercise price of $0.50 per share until March 9, 2012. The option grants Laurus the right, for a period of eight years, to purchase for cash up to 643,700 shares of our common stock at an exercise price of $0.01 per share. Laurus exercised 268,707 of these options in 2007.

In May 2006, we entered into agreements with Laurus pursuant to which we sold a secured term note with a principal amount of $7,000,000 and a common stock purchase warrant to purchase up to 700,000 shares of common stock of the Company, at an exercise price of $0.1667 per share, exercisable until May 30, 2011. On November 30, 2007, we repaid the full amount due to Laurus under this term note.

Dividends
We accrue an annual cash dividend of 12% per share of our Series A, B, C, D, and E Convertible Preferred Stock at December 31, 2007.

Seller Financing
In connection with our acquisition strategy, part of the purchase price is paid through seller financed instruments. As of December 31, 2007, total funds due to former owners were $2,846,350. Of this amount, $1,458,850 is due in 2008 and $1,387,500 in 2009. Seller financed instruments bear interest at 6%. All seller financed instruments are uncollateralized.

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires that management make a number of assumptions and estimates that affect the reported amounts of assets, liabilities, revenues and expenses in our consolidated financial statements and accompanying notes. Management bases its estimates on historical information and assumptions believed to be reasonable. Although these estimates are based on management’s best knowledge of current events and circumstances that may impact the Company in the future, actual results may differ from these estimates.

Revenue Recognition
The Company adheres to the Securities and Exchange Commission's (SEC) Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements", as amended by SAB No. 104.

We generate revenue primarily from the following sources:

•	Third party administration - We earn fees for the development, implementation and administration of retirement plans and executive benefit programs.

•
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

Share-based Payment.
The Company complies with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share Based Payment" and the SEC's SAB No. 107, "Valuation of Share-Based Payment Arrangements for Public Companies". SFAS No. 123(R) requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 25.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a risk-free interest rate that coincides with the expected life of the options and warrants at the time of issuance.

Amortization and Depreciation
We incur amortization expense related to the intangible assets recorded as a result of the acquisition of our firms. We incur depreciation expense related to capital assets, such as investments in technology, office furniture and equipment as well as amortization for our leasehold improvements. Depreciation expense related to our firms as well as our corporate office is recorded within this line item.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 and as of December 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at December 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

Business Acquisitions, Purchase Price Allocations and Intangible Assets
As of December 31, 2007, we had completed 9 groups of acquisitions. All of these acquisitions have been accounted for using the purchase method, and their related net assets and results of operations were included in our consolidated financial statements commencing on their respective acquisition dates. Certain acquisitions have provisions for contingent additional consideration based upon the financial results. This additional consideration is reflected as an increase in goodwill when results are achieved and the outcome of the contingency is determinable beyond a reasonable doubt. We allocate the excess of purchase price over net assets acquired to customer relationships, covenants not to compete, employment contracts, trade name, and goodwill. We amortize intangibles over a 5-15 year period for customer lists/ relationships and trade names, a 2-4 year period for covenants not to compete and a 1-2 year period for employment agreements. In accordance with SFAS 142 we do not amortize goodwill.

Goodwill
The changes in the carrying amount of goodwill for the year ended December 31, 2007 are as follows:

Balance at January 1, 2006	$9,818,274
Goodwill acquired during the year	7,560,696
Less disposals	(375,600)
Balance as of December 31, 2006	17,003,370
Goodwill acquired during the year	3,752,734
Purchase Price Adjustment	(51,072)
Balance as of December 31, 2007	$20,705,032

Other intangible assets recognized in connection with the Company's acquisitions include the following:

	Gross Carrying Amount	Amortization	Net	Estimated Lives

Customer lists / relationships	$28,161,884	$4,646,387	$23,515,497	5 - 15 years
Covenants not to compete	7,624,600	3,272,022	4,352,578	2 - 4 years
Trade name	1,104,000	105,338	998,662	7 - 15 years
Employment agreements	1,532,000	1,086,625	445,375	1 - 2 years
	$38,422,484	$9,110,372	$29,312,112

The Company defines customer lists/relationships as the acquired firm's existing client relationships that provide a significant source of income through recurring revenue over the course of the economic life of the relationships.

These other intangible assets will be amortized by use of the straight-line method over the estimated lives of the assets. During the year ended December 31, 2007, amortization expense related to customer lists/relationships and other intangible assets acquired in connection with our acquisitions were approximately $5,555,000. We periodically evaluate the recoverability of intangible assets, taking into account events or circumstances that may warrant a revision to estimated useful lives or impairment conditions.

Estimated amortization expense for future years will change primarily as the Company continues to acquire firms.

2007 Acquisitions
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

The net purchase price for the acquisition of BDI of $540,000 (including $40,000 of estimated acquisition costs) is being allocated on a preliminary basis as follows:

Assets acquired:
Customer lists/relationships	$540,000
Goodwill	389,548
929,548
Liabilities assumed:
Other liabilities	173,548
Deferred tax liability	216,000
Net purchase price	$540,000

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (5 years) at $108,000 per year. The amortization is not deductible for tax purposes.

On February 28, 2007, National Investment Managers Inc. (the "Company") entered into and closed a Stock Purchase Agreement (the "Agreement") with Renee J. Conner and William Renninger ("Sellers") and The Pension Alliance, Inc. ("TPA"). Pursuant to the Agreement, the Company acquired and, the Sellers sold, 100% of the outstanding securities in TPA.

In consideration for 100% of the outstanding securities in TPA, the Company paid the Sellers $3,250,000 in cash, issued the Sellers convertible promissory notes for an aggregate of $675,000 with the first convertible promissory note in the amount of $337,500 payable April 28, 2008 and the second convertible promissory note in the amount of $337,500 payable April 28, 2009, and issued the Sellers an aggregate of 1,088,710 shares of common stock of the Company at $0.62 per share, the market price on the date of acquisition. The convertible promissory notes are convertible into shares of common stock of the Company at a conversion price of $0.62 per share. In the event that certain EBITDA targets are not achieved by TPA during the 24 months following the closing date, then the convertible promissory notes and shares of common stock will be reduced by the amount of such shortfall; provided, however, in the event that Renee J. Conner is terminated without cause, then the convertible promissory notes and purchase price shares may not be reduced. Further, in the event that certain EBITDA targets are achieved, then the Company is obligated to pay to the Sellers an additional purchase price in the form of cash, convertible promissory notes and shares of common stock. The total consideration paid was $4,600,000.

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

The net purchase price for the acquisition of TPA of $4,730,000 (including $130,000 of estimated acquisition costs) is being allocated on a preliminary basis as follows:

Assets acquired:
Customer lists/relationships	$2,470,000
Covenant not to compete	1,713,000
Trade Name	291,000
Employment agreements	256,000
Goodwill	2,221,094
6,951,094
Liabilities assumed:
Unearned revenue	1,014,294
Deferred tax liability	1,206,800
Net purchase price	$4,730,000

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of some intangibles,(customer lists, trade name, employment agreement) and goodwill are not deductible for tax purposes. The total initial purchase price will be adjusted for actual acquisition and closing costs. Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

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

The net purchase price for the acquisition of Pentec and PCM of $3,391,376 (including $174,376 of estimated acquisition costs) is being allocated as follows:

Assets acquired:
Property and equipment	$289,364
Customer lists/relationships	2,351,000
Covenant not to compete	1,731,000
Trade Name	187,000
Employment agreements	287,000
Goodwill	1,142,092
5,987,456
Liabilities assumed:
Unearned revenue	$1,184,854
Deferred tax liability	1,142,092
Outstanding liabilities	269,134
Net purchase price	$3,391,376

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of some intangibles,(customer lists, trade name, employment agreement) and goodwill are not deductible for tax purposes. The total initial purchase price will be adjusted for actual acquisition and closing cost. Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 8A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures
For the year ended December 31, 2007, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our evaluation was based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal controls over financial reporting were not effective as of December 31, 2007.

Managements Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:
•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations and provide only reasonable assurance, not absolute assurance, with respect to financial statement preparation and presentation. The design of an internal control system reflects resource constraints and the benefits must be considered relative to the costs of implementing and maintaining the system.

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2007. Based on our assessment, management concluded that the Company did not maintain effective internal control over financial reporting during 2007. During the course of our assessment we noted the following material weaknesses:
•
During our assessment we could not obtain evidence that the Compensation Committee, Audit Committee, Governance Committee and Executive Committee have established written charters that outlines the authority and responsibilities of these subcommittees and would assist them in carrying out their responsibilities.

•	Data of three of our subsidiaries is residing on a shared network supported by a related party of the Company.

In connection with its evaluation and assessment, during the fourth quarter of 2007 and the first quarter of 2008, management began remediation efforts to address the noted material weaknesses.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 8A(T). CONTROLS AND PROCEDURES

Not applicable.

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position with the Company
Steven J. Ross (1)	50	Chief Executive Officer and Director
Richard J. Berman (1, 3, 4)	63	Chairman of the Board and Director
Jeff Cooke (1)	44	Director
Arthur D. Emil (4)	80	Director
Steven B. Ruchefsky (2, 4)	43	Director
John M. Davis	47	President and Chief Operating Officer
Robert C. Thompson	47	Senior Vice President, National Sales Director
John P. Schroepfer	47	Interim Chief Financial Officer

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

Richard Berman has served as our Chairman and as a director since March 9, 2005. Mr. Berman’s business career spans over 35 years of venture capital, management and merger and acquisitions experience. In the last five years, Mr. Berman has served as a director and/or officer of over a dozen public and private companies. He is currently serving as Chairman and as a Director of Nexmed Inc., (NASDAQ: NEXM), a small biotechnology company, Chairman and Director of Secure Fortress Technology Systems (homeland security company) and recently was appointed as Chairman, Director and CEO of Morlex Inc, (OTC: MORX.OB), a company that specializes in internet advertising. In addition, Mr. Berman is a director of five other public companies including Broadcaster Inc., (OTC: BCSR.OB), Easylink Services International, Inc., ((NASDAQ: ESIC), Advaxis, Inc.,(OTC: ADXS.OB), NeoStem, Inc. (AMEX: NBS), and Secure Fortress Plc (London PLUS exchange). From 1998 to 2000 he was employed by Easylink Services International Inc. as Chairman and CEO. Previously, Mr. Berman worked for Goldman Sachs, was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments, created the largest battery company in the world by merging Prestolite, General Battery and Exide to form Exide Technologies (NASDAQ: XIDE). He helped create what is now SOHO (NYC) by developing five buildings and advised on over $4 billion of M&A transactions. He is past Director of the Stern School of Business of NYU where he obtained his BS and MBA. He also has US and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.

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

John Davis was named Chief Financial Officer on February 1, 2007 and served in this position until May 21, 2007. On March 15, 2007 Mr. Davis was named President and on May 21, 2007 Mr. Davis was named our Chief Operating Officer. Prior to joining National Investment Managers, Mr. Davis was employed with Nationwide Mutual Insurance Company since 1987. From 1999 through 2001, Mr. Davis served as an Assistant Vice President of Financial Operations and then as Vice President of Financial Operations from 2001 through 2003. From 2003 through 2004, Mr. Davis served as the Vice President of Finance and Chief Operating Officer for the pensions division and then from 2004 through 2005 as Vice President and Chief Financial Officer of the retirement plans division. Prior to joining the Company, Mr. Davis served as the president of the private sector retirement plans division from 2005 through 2006.

Robert C. Thompson has served as our Senior Vice President, National Sales Director since April 2007. Prior to joining National Investment Managers Inc., Mr. Thompson served as President of Nationwide Financial Network and as President of 1717 Capital Management and NISC, both are retail broker dealers owned by Nationwide Financial Services. In this capacity he was responsible for 2,200 registered representatives. Mr. Thompson’s eighteen year career included several senior level positions with Nationwide Financial Distributors Agency, Inc. (Nationwide’s bank channel) and with Nationwide Financial Services. He was responsible for many of Nationwide’s largest bank relationships and also responsible for the relationships between Nationwide and it’s independent broker dealer clients. Prior to joining Nationwide, Mr. Thompson ran a securities sales operation for Concordia Federal Bank and was a retail registered representative for Merrill Lynch and Blunt, Ellis and Loewi.

John P. Schroepfer was named Vice President, Controller on March 29, 2007 and served in this position until May 21, 2007 when he was named Interim Chief Financial Officer. Prior to joining National Investment Managers, Mr. Schroepfer provided numerous Fortune 500 companies with merger and acquisition and financial advice on a project consulting basis. From 2000 to 2003, Mr. Schroepfer served as a Director, Corporate Business Development for Battelle Memorial Institute where he had responsibility for mergers, acquisitions and licensing transactions for companies developing pharmaceutical, biotechnology and medical device products. From 1998 to 2000, Mr. Schroepfer was the Chief Financial Officer for a wholesale computer technology distributor to the financial services industry. Prior to 1998, Mr. Schroepfer served as Vice President, Finance and Administration and Secretary for a publicly traded biotechnology company for six years and held positions with Coopers & Lybrand. Mr. Schroepfer is a Certified Public Accountant licensed in the State of Ohio.

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

Board Committees

The Board of Directors has established an Audit Committee, a Compensation Committee, a Governance Committee and an Executive Committee.

The Compensation Committee did not meet during the year ended December 31, 2007. All matters addressed by the Compensation Committee were decided on by the Board of Directors. The function of the Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits.

The Governance Committee did not meet during the year ended December 31, 2007. All matters addressed by the Governance Committee were decided on by the Board of Directors. The function of the Governance Committee is to (a) oversee the evaluation of the Board and management and (b) develop, recommend and revise a set of corporate governance principles.

The Executive Committee did not meet during the year ended December 31, 2007. The Executive Committee serves to discharge the Board's duties during intervals between meetings. The Executive Committee shall possess all powers of the Board of Directors; provided, however, such powers are subject to change and alternation by the Board of Directors.

As of March 12, 2008, the Audit Committee consisted of the following members: Messrs Berman, Ross and Cooke. Mr. Berman has been appointed to sit on the Audit Committee to serve as its audit committee financial expert. The Audit Committee met four times in fiscal year 2007. Responsibilities of the Committee include (1) reviewing financial statements and consulting with the independent auditors concerning the Company's financial statements, accounting and financial policies, and internal controls, (2) reviewing the scope of the independent auditors' activities and the fees of the independent auditors, and (3) reviewing the independence of the auditors. All of the members of the Audit Committee meet the independence standards established by the National Association of Securities Dealers.

The total number of meetings of the Board of Directors during the fiscal year ended December 31, 2007 was four. The Board of Directors did not decide any matters by written consent. Each of the incumbent directors attended a majority of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.

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

ITEM 10. EXECUTIVE COMPENSATION

The following tables set forth all compensation paid in respect of our Chief Executive Officer and our two most highly compensated executive officers (collectively, the "Named Executive Officers") for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Stock Options ($)	Non-equity Incentive Plan Compensation	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation
Steven J. Ross	2007	$381,250	$100,000		$310,422
Chief Executive Officer
	2006	$233,333	$100,000	$50,000	$-	$-	$-	$-

John M. Davis (1)	2007	$247,708		$42,000	$-
President, Chief Operating Officer
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Robert C. Thompson (2)	2007	$137,949	$50,000	$-	$73,744
Senior Vice President, National Sales Director
	2006	N/A	N/A	N/A	N/A	N/A	N/A	N/A

Leonard A. Neuhaus (3)	2007	$300,000	$20,000	$80,000	$-
Former Chief Operating Officer and Chief Financial Officer
	2006	$233,333	$200,000	$20,000

(1) Mr. Davis' employment with the Company began February 1, 2007.
(2) Mr. Thompson's employment with the Company began April 23, 2007.
(3) Mr. Neuhaus resigned as our Chief Financial Officer effective February 2007 and entered into a Seperation and Consulting Agreement in May 2007.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that have not Vested (#)
Steven J. Ross	40,000	-	-	$0.167	3/8/2010	900,000	$648,000
	400,000	-	-	$1.000	2/28/2011	-	-
	80,000	-	-	$0.520	3/13/2012	-	-
	-	800,000	-	$0.570	11/30/2012	-	-

John M. Davis (1)	-	-	-	$-		300,000	$216,000

Robert C. Thompson (2)	100,000	-	-	$0.800	5/15/2012	-	$-
	-	200,000	-	$0.800	5/15/2012	-	$-

Leonard A. Neuhaus (3)	400,000	-	-	$1.000	2/28/2011	-	$-

(1) Mr. Davis' employment with the Company began February 1, 2007.
(2) Mr. Thompson's employment with the Company began April 23, 2007.
(3) Mr. Neuhaus resigned as our Chief Financial Officer effective February 2007 and entered into a Seperation and Consulting Agreement in May 2007.

DIRECTOR COMPENSATION

No director fees were paid in 2007. We do not pay directors compensation for their service as directors. We are in the process of developing a compensation policy for our directors.

Employment and Other Agreements

On March 26, 2007, the Company entered into an Addendum to Employment Agreement with Steven Ross (the "Ross Addendum"). The Ross Addendum provided:

•
that all unissued shares held by Mr. Ross shall vest immediately and be issued in the event of a change of control, which is defined as an event or series of events resulting in a sale or exchange of more than 50% of the Company's voting securities, a merger, the sale of substantially all of the assets of the Company or liquidation of the Company;

•	that Mr. Ross is entitled to the reimbursement of expenses incurred in the event that he is terminated or his employment term is not extended upon the expiration of the term;

•
granted Mr. Ross the right to receive a lump sum payment equal to one week of his salary for every month of service with a minimum of three months in the event that Mr. Ross terminates his employment with the Company as a result of the material reduction of Mr. Ross' base salary or duties and responsibilities or any material breach of the employment agreement for a period of 30 days; and

•	the Company shall indemnify Mr. Ross in his capacity as an executive officer of the Company as a result of losses he incurred as a result from serving as executive officer of the Company.

On November 30, 2007, we entered into a new Employment Agreement with Steven J. Ross our Chief Executive Officer. The Employment Agreement provides for a term through December 31, 2009 and shall be automatically extended for an additional one (1) year period unless at least 30 days prior to the anniversary date, either party notifies the other of its intent not to extend the term. Mr Ross is entitled to the following compensation according to the terms of the Agreement:

•	Annual base compensation of $475,000;

•	An annual bonus in the first year targeted at 50% of Mr. Ross’ base compensation upon achievement of certain targets set by the Company’s Board of Directors

•	An annual bonus in the second year of the Agreement targeted at 65% of Mr. Ross’ base compensation upon achievement of certain targets set by the Company’s Board of Directors.

•	700,000 shares of restricted common stock issued under a previous Employment Agreement shall be issued on January 2, 2008.

•
200,000 additional shares of restricted common stock of which 100,000 shares are to be issued on December 31, 2008 and 100,000 shares are to be issued on December 31, 2009 or immediately upon contract termination.

•	An option grant to purchase 800,000 shares of common stock of the Company at $0.57 per share. 400,000 shares will vest on December 31, 2008 and 400,000 shares will vest on December 31, 2009.

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

On May 16, 2007, we entered into a Separation and Consulting Agreement with Leonard Neuhaus under which the parties agreed that Mr. Neuhaus would resign as Chief Operating Officer. In addition, the Agreement called for Mr. Neuhaus to provide consulting services to us through July 31, 2007. As part of the Agreement Mr. Neuhuas received the following severance payments:

•	Continued salary payments through March 31, 2008, and such payments could be accelerated and were accelerated as a result of closing certain financing on November 30, 2007.

•	Issuance of 100,000 shares of common stock of the Company.

•
An amendment of a common stock purchase warrant to purchase 317,200 shares of the Company’s common stock at an exercise price of $0.1667 per share and an option to purchase 400,000 shares of the Company’s common stock at an exercise price of $1.00 per share to allow for a cashless exercise of both the warrant and stock option.

•	Continuation of health, life and disability insurance for a period of 12 months.

•	Payment of $180,000 for consulting services through July 31, 2007.

On March 15, 2007, the Company entered into a revised employment agreement with Mr. Davis, the Company's Chief Financial Officer and President. The employment agreement provides for a term through March 31, 2008, which is automatically renewable for a period of one year unless either party provides the other with notice 30 days prior to the end of the term that the term shall not be extended. Mr. Davis is entitled to receive the following compensation in accordance with his employment agreement:

•	annual salary of $275,000;

•
for the year ended December 31, 2007, Mr. Davis is eligible to receive a bonus equal to 50% of his annual salary of which 50% of the bonus shall be payable upon the Company's earnings before interest, taxes, depreciation, amortization and stock based compensation exceeding $12,000,000 (the "EBITDA SBC Benchmark") and 50% shall be payable upon the attainment of objectives to be determined by the CEO of the Company (the "Management Objective"); and

•
500,000 shares of restricted common stock of the Company of which 100,000 have been previously granted, 200,000 shares are issuable on March 28, 2007 and 200,000 shares are issuable upon the Company achieving the EBITDA SBC Benchmark.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our company's common stock as of March 7, 2008, as to

•	each person known to beneficially own more than 5% of the Company's common stock

•	each of our directors

•	each executive officer

•	all directors and officers as a group

Unless otherwise indicated, each of the stockholders can be reached at our principal executive offices located at 485 Metro Place South, Suite 275 Dublin, Ohio 43017.

	Shares benficially owned (1)
Beneficial Owners of more than 5% of common stock (other than directors and executive officers)	Number	%
Caremi Partners Ltd. (2)	2,400,000	6.62%
Laurus Master Fund, Ltd. (3)	6,182,827	17.06%
Steven R. Eyer (4)	2,095,000	5.77%
Jack C. Holland (5)	2,125,000	5.86%
The LAMCO Group Inc. (13)	3,000,000	8.28%

Directors and Executive Officers:
Richard Berman (6)	1,808,357	4.99%
Steven B. Ruchefsky (7)	2,520,000	6.93%
Jeff Cooke (8)	120,000	*
Arthur D. Emil (9)	723,591	2.64%
Steven J. Ross (10)	1,595,000	4.32%
John Davis	450,000	1.20%
Robert C. Thompson (11)	100,000	*
Leonard Neuhaus (12)	600,000	1.64%

All directors and executive officers as a group (8 persons)	7,916,948	21.72%

*    Less than 1%

1) Gives effect to the shares of Common Stock issuable upon the exercise of all options, warrants and convertible securities exercisable within 60 days of March 7, 2008 and other rights beneficially owned by the indicated stockholders on that date. Shares of Common Stock issuable pursuant to warrants or options or upon conversion of convertible securities, to the extent such warrants or options or convertible securities are currently exercisable or convertible within 60 days of March 7 ,2008, are treated as outstanding for computing the ownership percentage of the person holding such securities, but are not treated as outstanding for computing the ownership percentage of any other person. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 36,239,620 shares of the Common Stock outstanding as of March 7, 2008. All information is based upon information furnished by the persons listed or otherwise available to the Company.

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

3) Includes 3,186,429 shares of Common Stock held by Valens Offshore SPV I, Ltd. (“Valens Offshore I”) and 2,996,398 shares of Common Stock are held by Valens US SPV I LLC (“Valens US”). Both of these funds are managed by Valens Capital Management, LLC (“VCM”).

On March 9, 2005, we entered into a series of agreements with Laurus Master Fund, Ltd., a Cayman Islands company (“Laurus”), pursuant to which we issued a note and a warrant (the “Laurus March 2005 Warrant”) and an option (the “Laurus Option”). The debt was retired as part of a refinancing agreement on November 30, 2007. The Laurus March 2005 Warrant provides for the purchase of up to 1,084,338 shares of Common Stock at a price of $0.50,each subject to customary adjustments, until March 9, 2012, and the Laurus Option provides for the purchase of up to 643,700 shares of Common Stock at a price of $0.01 per share, subject to customary adjustments, until March 9, 2013. Laurus purchased 268,707 shares under the Laurus Option during 2007.

On May 30, 2006, we entered into agreements with Laurus pursuant to which we sold debt and a warrant (the “May 2006 Warrant”) to purchase common stock of our company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The debt was retired as part of a refinancing agreement on November 30, 2007. Under the May 2006 Warrant, Laurus can purchase 700,000 shares of common stock of our company, at a purchase price of $0.01 per share exercisable until May 30, 2011.

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

On August 10, 2006, we entered into an Amendment Agreement with Laurus pursuant to which Laurus agreed to remove its contractual ability to waive its ownership limitation of 4.99% of our issued and outstanding shares of common stock as provided under the Laurus March 2005 Warrant and the March 2005 Option and the New May 2006 Warrant.

Eugene Grin and David Grin are the controlling principals of VCM and Laurus and share sole voting and investment power over all securities held by these funds.

4) Includes 2,045,000 shares of common stock and 50,000 shares of common stock issuable upon exercise of common stock purchase warrants. The amount does not include 60,000 shares of common stock issuable upon conversion of 3,000 shares of Series D Convertible Preferred Stock. The terms of the Series D Convertible Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with Section 13(d) of the Exchange Act. As the amount of shares of common stock currently held by Mr. Holland is in excess of 4.99%, such shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock are not included in the calculation of his beneficial ownership.

5) Includes 2,075,000 shares of common stock and options to purchase 50,000 shares of common stock. The amount does not include 50,000 shares of common stock issuable upon conversion of 25,000 Series B Convertible Preferred Stock and 200,000 shares of common stock issuable upon conversion of 10,000 Series D Convertible Preferred Stock. The terms of the Series B and D Convertible Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with Section 13(d) of the Exchange Act. As the amount of shares of common stock currently held by Mr. Holland is in excess of 4.99%, such shares of common stock issuable upon conversion of the Series B and D Convertible Preferred Stock are not included in the calculation of his beneficial ownership.

6) Includes 532,963 shares of common stock issuable upon exercise of stock options. In addition, Mr. Berman purchased (i) shares of Series B Convertible Preferred Stock, which is convertible into 500,000 shares of common stock, (ii) shares of Series D Convertible Preferred Stock, which is convertible into 400,000 shares of common stock , (iii) shares of Series E Convertible Preferred Stock, which is convertible into 1,000,000 shares of common stock and (iv) 80,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued as remuneration for services as a director at an exercise price of $0.52 per share. The terms of the Series B, Series D and Series E Convertible Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with Section 13(d) of the Exchange Act. As the amount of shares of common stock currently held by Mr. Berman is in excess of 4.99%, such shares of common stock issuable upon conversion of the Series B Convertible Preferred Stock are not included in the calculation of his beneficial ownership.

7) Consists of (i) 40,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in February 2005 as remuneration for services as a director at an exercise price of $0.1666 per share, (ii) 2,400,000 shares of Common Stock, (iii) 1,600,000 shares of common stock issuable upon conversion of Series B Convertible Preferred Stock, (iv) 800,000 shares of common stock issuable upon conversion of Series D Convertible Preferred Stock and (v) 80,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued as remuneration for services as a director at an exercise price of $0.52 per share. Mr. Ruchefsky, who has voting and investment control over such securities of Caremi Partners Ltd., disclaims beneficial ownership of such securities. The terms of the Series B and Series D Convertible Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with Section 13(d) of the Exchange Act. As the amount of shares of common stock currently held are in excess of 4.99%, such shares of common stock issuable upon conversion of the Series B and Series D Convertible Preferred Stock are not included in the calculation of its beneficial ownership.

8) Consists of 40,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in February 2005 as remuneration for services as a director at an exercise price of $0.1666 per share and 80,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in March 2007as remuneration for services as a director at an exercise price of $0.52 per share.

9) Consists of (i) 253,5910,000 shares of Common Stock, (ii) 200,000 shares of Common Stock issuable on conversion of Series B Preferred Stock, (iii) 100,000 shares of Common Stock issuable on conversion of Series D Preferred Stock,(ii) 50,000 shares of Common Stock issuable upon conversion of Common Stock Warrants, (iii) 40,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in February 2005 as remuneration for services as a director at an exercise price of $0.1667 per share and (iii) 80,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued as remuneration for services as a director at an exercise price of $0.52 per share.

10) Consists of (i) 950,000 shares of Common Stock (ii) 50,000 shares of Common Stock issuable on conversion of Series B Preferred Stock, (iii) 50,000 shares of Common Stock issuable on conversion of Series D Preferred Stock,(iv) 40,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in February 2005 as remuneration for services as a director at an exercise price of $0.1666 per share, (v) 400,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in March 2006 at an exercise price of $1.00 per share, (vi)80,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued as remuneration for services as a director at an exercise price of $0.52 per share and (vii) 25,000 shares of Common Stock issuable upon conversion of Common Stock Warrants.

11) Represents 100,000 shares of Common Stock issuable upon exercise of currently exercisable stock options issued at an exercise price of $0.80 per share.

12) Consists of (i) 150,000 shares of Common Stock (ii) 50,000 shares of Common Stock issuable on conversion of Series B Preferred Stock and (iii) 400,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in March 2006 at an exercise price of $1.00 per share.

13) In connection with the acquisition of LCI, CPI, and SPSI, we issued 3,000,000 shares of Common Stock to The Lamco Group, Inc., of which 1,700,000 shares were placed into escrow subject to the financial performance of LCI, CPI and SPSI. Nicholas Lamoriello is the principal executive officer and shareholder of The Lamco Group Inc.

EQUITY COMPENSATION PLAN INFORMATION

The following table sets forth information about the shares of the Company's common Stock that may be issued upon the exercise of options granted to employees and consultants under the 2005 Stock Incentive Plan, which were approved by the Board of Directors, as well as shares that may be issued upon the exercise of options under the 2005 Stock Incentive Plan, which were not approved by the Board of Directors.
	(a)	(b)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)

Equity compensation plans approved by security holders
Equity compensation plans not approved by security holders	5,557,888	$0.81	4,442,112

Total	5,557,888	$0.81	4,442,112

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In November 2005 we granted Duncan Capital Group LLC and DCI Master LDC ("Optionees") a five-year option to purchase up to 250,000 shares of common stock in the company at an exercise price of $1.00 per share, in consideration for Optionee's agreeing, in connection with our acquisition of American Benefit Resources, Inc. ("ABR"), to enter into a put agreement with ABR and IBF Fund Liquidating LLC whereby Optionees may become obligated, between the second and third anniversaries of the closing of the acquisition, to repurchase, for up to $1 million, the shares delivered to IBF Fund Liquidating LLC as a portion of the purchase price of ABR. On December 20, 2006, the Company and the Optionees entered into an agreement (the "Optionee Agreement") pursuant to which the Company agreed to make a payment to the Optionees of $1.49 less the market value per share (as defined in the Optionee Agreement) for each share purchased by the Optionees from Sellers in the event that the Sellers exercise their put with the Optionees. In November 2007, the Company and DC Associates terminated the Optionee Agreement. As part of the terms of the termination of this agreement, the Company became liable directly to ABR and IBF Fund Liquidating LLC for the put agreement. The Company has recorded a liability for the fair value of the put with ABR of approximately $517,000 at December 31, 2007.

On January 1, 2006, we entered into an Advisory Agreement with DC Associates LLC to act as our financial consultant in arranging equity or debt financings in consideration for a monthly fee of $10,000 and a negotiated fee in connection with the closing of any public offering, private offering, merger or acquisition. On January 16, 2007, the Company elected to extend the Advisory Agreement, effective January 1, 2007, for a period of one year. DCA is controlled by Michael Crow, one of our shareholders.

In February 2007, the Board of Directors approved a compensation structure with Duncan Capital Group LLC in consideration for services associated with potential financings as well as strategic business combinations or acquisitions. As compensation for such structure, the Company agreed to provide Duncan Capital Group LLC with an initial retainer of $100,000 (which shall be applied towards future fees). Further, the Company agreed to pay Duncan Capital Group LLC $250,000 upon the execution of a term sheet or letter of intent with terms in excess of $1.50 as well as 2.5% of the aggregate increase in value over $1.50 per share.

On November 30, 2007, the Company and DC Associates LLC (“DCA”) and Michael Crow entered into an agreement whereby the Advisory Agreement dated January 1, 2006, as amended, and subsequently the DCA Agreement, pursuant to which DCA agreed to provide the Company with financial consulting services was terminated in consideration of the payment of $80,000 by the Company to DCA. The Company paid legal fees of approximately $6,000 on behalf of DCA related to the termination of the Advisory Agreement.

The Company rented office space for Steve Ross, CEO, from DCA on a month-to-month basis for the months of April to November 2007. For the year ended December 31, 2007, the Company paid $16,000 under this arrangement. In December 2007, the Company committed to a 25 month term for the aforementioned office space and prepaid the duration of the commitment ($50,000) to DCA. In 2006, the Company paid DCA a monthly rent expense of $15,000 per month in a month to month arrangement. For the year ended December 31, 2006, the Company paid $90,000 under this arrangement.

Commencing July 1, 2006, we leased four offices in New York, New York from Cohen Tauber Spievack & Wagner LLP at the rate of $8,600 per month.. Arthur Emil, a director of our company, is a partner with Cohen Tauber Spievack & Wagner LLP. We have terminated the lease for this space as of June 30, 2007. For the year ended December 31, 2007, the Company paid $51,600 under this arrangement.

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

4.35
Revolving Line of Credit and Term Loan Agreement by and between National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.36
Revolving Line of Credit Note issued by National Investment Managers Inc. issued to RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.37
Term Promissory Note issued by National Investment Managers Inc. issued to RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.38
Stock Pledge Agreement by and between National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.39
Security Agreement by and between National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.40
Form of Stock Pledge Agreement by and between the subsidiaries of National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.41
Form of Security Agreement by and between the subsidiaries of National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.42
Form of Guaranty by and between the subsidiaries of National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.43
Securities Purchase and Loan Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Lehman Brothers Commercial Bank and Woodside Agency Services, LLC, as collateral agent, dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.44
Form of Senior Secured Note issued by National Investment Managers Inc. issued to Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.45
Form of Warrant exercisable at $0.50 per share issued by National Investment Managers Inc. to Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.46
Form of Warrant exercisable at $1.00 per share issued by National Investment Managers Inc. to Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.47
Form of Warrant exercisable at $1.50 per share issued by National Investment Managers Inc. to Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.48
Registration Rights Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.49
Contingent Interest Payment Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.50
Fee Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.51
Securities Pledge Agreement by and between National Investment Managers Inc., its subsidiaries and Woodside Agency Services, LLC dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.52
Security Agreement by and between National Investment Managers Inc., its subsidiaries and Woodside Agency Services, LLC dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.53
Guaranty by and between National Investment Managers Inc., its subsidiaries and Woodside Agency Services, LLC dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.54
Securities Purchase Agreement by and between National Investment Managers Inc. and Valens U.S. SPV I, LLC and Valens Offshore SPV I, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

10.1
Agreement and Plan of Reorganization, dated as of February 18, 2005, by and among Fast Eddie Racing Stables, Inc, Glenn A. Little, Duncan Capital Financial Group, Inc. and FERS Acquisition Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.2
Employment Agreement, dated as of December 23, 2004, between Duncan Capital Financial Group, Inc. and Richard E. Stierwalt. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

10.3
Employment Agreement, dated as of January 1, 2005, between Duncan Capital Financial Group, Inc. and Leonard Neuhaus. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

10.4
12% Senior Secured Note, dated January 27, 2005, in the original principal amount of $350,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC (formerly known as DCOFI Master LDC) (Incorporated by reference to Form SB-2 Registration Statement_filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.5
Securities Purchase Agreement, dated as of January 27, 2005, between Duncan Capital Financial Group, Inc. and CAMOFI Master LDC(Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.6
Security Agreement, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein Inc. and CAMOFI Master LDC. (Incorporated by reference to Form SB-2_filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.7
Subsidiary Guarantee, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein Inc. in favor of CAMOFI Master LDC. (Incorporated by reference to Form SB-2/A_filed with the Securities and Exchange Commission on June 17, 2005. (File No.333-124161))

10.8
12% Senior Secured Note, dated May 4, 2005, in the original principal amount of $150,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC. (Incorporated by reference to Form SB-2/A_filed with the Securities and Exchange Commission on June 17, 2005. (File No.333-124161))

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

10.72
Second Omnibus Amendment and Waiver, dated as of May 2, 2007, by and between National Investment Managers, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 7, 2007. (File No. 000-51252))

10.73
Separation and Consulting Agreement, dated as of May 16, 2007, by and between National Investment Managers, Inc. and Leonard Neuhaus (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 21, 2007. (File No. 000-51252))

10.74
Third Omnibus Amendment and Waiver, dated as of July 31, 2007, by and between National Investment Managers, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 6, 2007. (File No. 000-51252))

10.75
Employment Agreement by and between National Investment Managers Inc. and Steven Ross (to be filed by amendment) (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

10.76
Agreement by and between National Investment Managers Inc. and DC Associates LLC (“DCA”), and Michael Crow (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

10.77
Amendment No. 1 to the Agreement, dated as of November 30, 2007 by and among National Investment Managers Inc. Duncan Capital Group LLC and DCI Master LDC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

21.1	List of Subsidiaries of the Company.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2007 and 2006 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB during these fiscal years were $261,500 and $353,000, respectively.

Audit Related Fees. We incurred fees to auditors of $210,000 for audit related fees in connection with the audit of acquisition targets during the fiscal year ended December 31, 2006.

Tax Fees. We incurred fees to auditors of $148,500 and $32,500 for tax compliance, tax advice and tax compliance services during the fiscal year ended December 31, 2007 and 2006, respectively.

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

NATIONAL INVESTMENT MANAGERS INC.

By:	/s/ Steven J. Ross
Steven J. Ross
Chief Executive Officer (Principal
Executive Officer)

By:	/s/ John P. Schroepfer
John P.Schroepfer
Interim Chief Financial
Officer (Principal Financial and
Accounting Officer)

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven J. Ross	Chief Executive Officer and Director	March 31, 2008
Steven J. Ross

/s/ John P. Schroepfer	Interim Chief Financial Officer
John P. Schroepfer	(principal financial and accounting officer)	March 31, 2008

/s/ Richard Berman	Chairman of the Board of Directors	March 31, 2008
Richard Berman

/s/ Steven B. Ruchefsky	Director	March 31, 2008
Steven B. Ruchefsky

/s/ Jeff Cooke	Director	March 31, 2008
Jeff Cooke

/s/ Arthur D. Emil	Director	March 31, 2008
Arthur D. Emil

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of National Investment Managers, Inc.

We have audited the accompanying consolidated balance sheet of National Investment Managers, Inc. and Subsidiaries (collectively, the "Company") as of December 31, 2007, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two- year period ended December 31, 2007. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Investment Managers, Inc. and Subsidiaries as of December 31, 2007, and the results of their operations and their cash flows for each of the years in the two- year period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C.
Roseland, New Jersey
March 28, 2008

National Investment Managers Inc. and Subsidiaries
Consolidated Balance Sheet

December 31, 2007
ASSETS
Current assets:
Cash	$3,254,759
Accounts receivable, net	3,383,396
Prepaid expenses and other current assets	797,605

Total current assets	7,435,760

Property and equipment, net	1,078,523

Other assets:
Goodwill	20,705,032
Customer lists/relationships, net	23,515,497
Other intangibles, net	5,796,615
Deferred financing costs	1,424,413

Total other assets	51,441,557

Total assets	$59,955,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$1,000,000
Long-term debt, current portion	809,813
Accounts payable	632,109
Unearned revenue	5,012,156
Accrued expenses and other current liabilities	3,976,498

Total current liabilities	11,430,576

Long-term liabilities:
Long-term debt, less current portion	18,916,147
Preferred dividends payable	3,892,419
Derivative financial instruments	5,375,897
Deferred tax liability	6,293,805

Total long-term liabilities	34,478,268

Total liabilities	45,908,844

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; 4,000,000 designated as Series A shares of which 2,420,000 shares issued and outstanding (liquidation preference $2,420,000); 4,000,000 designated as Series B shares of which 3,715,000 shares issued and outstanding (liquidation preference $7,430,000); 1,000,000 designated as Series C shares of which 770,834 shares issued and outstanding (liquidation preference $9,250,000); 500,000 designated as Series D shares of which 409,500 shares issued and outstanding (liquidation preference $8,190,000); and 60,000 designated as Series E shares of which   29,350 shares issued and outstanding (liquidation preference $5,870,000).
7,345
Common stock, $.001 par value, 100,000,000 shares authorized, 35,539,620 shares issued and outstanding	35,540
Additional paid-in capital	33,004,741
Accumulated deficit	(19,000,630)

Total stockholders' equity	14,046,996

Total liabilities and stockholders' equity	$59,955,840

See accompanying notes to consolidated financial statements.

National Investment Managers Inc. and Subsidiaries
Consolidated Statements of Operations
For the Years Ended

	December 31, 2007	December 31, 2006

Revenues:	$35,421,727	$22,892,489

Operating Expenses
Selling, General and Administrative Expenses	29,481,256	20,240,096
Depreciation and Amortization	6,841,000	3,478,161
Stock-Based Compensation	359,851	1,025,870

Total Operating Expenses	36,682,107	24,744,127

Operating Loss	(1,260,380)	(1,851,638)

Other Income (Expenses):
Loss on Extinguishment of Debt	(2,611,743)	-
Change in Fair Value of Derivative Financial Instruments	(1,120,122)	390,950
Interest Expense	(4,448,032)	(4,446,457)
Interest, Dividend and Rental Income	92,890	205,357

Total Other Expense, net	(8,087,007)	(3,850,150)

Loss before deferred income tax benefit	(9,347,387)	(5,701,788)

Deferred income tax benefit	2,323,004	498,288

Net loss before preferred stock dividends	(7,024,383)	(5,203,500)

Less: Preferred stock dividends	(2,060,944)	(1,418,374)

Net loss available to common stockholders	$(9,085,327)	$(6,621,874)

Loss per common share - basic and diluted	$(0.32)	$(0.31)

Weighted average common shares outstanding - basic and diluted	28,033,000	21,330,000

See accompanying notes to consolidated financial statements.

National Investment Managers Inc
Consolidated Statements of Stockholders' Equity

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid-In Capital	Accumulated Deficit	Total Stockholders' Equity

Balances, January 1, 2006	8,518,334	$8,518	15,452,110	$15,452	$15,058,742	$(3,293,430)	$11,789,282

Issuance of shares in connection with purchase of VFE			4,150,000	4,150	3,440,350		3,444,500

Exercise of options by Kevin Crow			40,000	40	6,627		6,667

Exercise of cashless options by Rick Stierwalt			869,727	870	(870)		-

Exercise of cashless options by Centrecourt			42,071	42	(42)		-

Exercise of cashless options by CAMOFI			673,137	673	(673)		-

Issuance of shares in connection with purchase of The Lamoriello Entities			3,000,000	3,000	1,497,000		1,500,000

Shares issued to Steve Ross pursuant to contract			100,000	100	49,900		50,000

Shares issued to Len Neuhaus pursuant to contract			50,000	50	19,950		20,000

Conversion of 500,000 Preferred A Shares to 500,000 shares of common stock	(500,000)	(500)	500,000	500			-

Conversion of 200,000 Preferred A Shares to 200,000 shares
of common stock	(200,000)	(200)	200,000	200			-

Conversion of 100,000 Preferred B Shares to 200,000 shares of common stock	(100,000)	(100)	200,000	200	(100)		-

Private placement - Series D preferred	409,500	410			4,094,591		4,095,000

Private placement costs - Series D preferred					(229,822)		(229,822)

Private placement - Series E preferred	16,750	17			1,674,983		1,675,000

Private placement costs - Series E preferred					(150,097)		(150,097)

Stock based compensation					955,870		955,870

Preferred dividends						(1,418,374)	(1,418,374)

Loss available to common stockholders						(5,203,500)	(5,203,500)
Balances, December 31, 2006	8,144,584	$8,145	25,277,045	$25,277	$26,416,409	$(9,915,304)	$16,534,526

Shares issued to John Davis pursuant to contract			100,000	100	41,900		42,000

Conversion of 500,000 Preferred A Shares to 500,000 shares of common stock by CAMOFI	(500,000)	(500)	500,000	500			-

Private placement - Series E preferred	12,600	13			1,259,987		1,260,000

Private placement costs - Series E preferred					(67,781)		(67,781)

Issuance of shares in connection with the purchase of Pentec and Pentec Capital Management			403,225	403	249,596		250,000

Issuance of shares in connection with the purchase of The Pension Alliance			1,088,710	1,089	673,911		675,000

Shares issued to Len Neuhaus pursuant to separation agreement			100,000	100	79,900		80,000

Cashless convervion of 317,200 stock options by Len Neuhaus			251,933	252	(252)		-

Conversion of 200,000 Preferred A Shares to 200,000 shares of common stock	(200,000)	(200)	200,000	200			-

Conversion of 268,707 stock options by Laurus and Valens			268,707	269	2,418		2,687

Reclass of derivative from conversion feature of stock options to permanent equity					218,039		218,039

6,000,000 common shares Issued to Valens US SPV I LLC and Valens Offshore SPV I LTD			6,000,000	6,000	3,894,000		3,900,000

Pinnacle Fund conversion of 112,500 shares of Preferred Series C for 1,350,000 shares of common stock	(112,500)	(113)	1,350,000	1,350	(1,238)

Stock based compensation					237,851		237,851

Preferred dividends						(2,060,944)	(2,060,944)

Loss available to common stockholders						(7,024,382)	(7,024,382)
Balances, December 31, 2007	7,344,684	$7,345	35,539,620	$35,540	$33,004,740	$(19,000,630)	$14,046,996

See accompanying notes to consolidated financial statements

National Investment Managers Inc. and Subsidiaries
Consolidated Statements of Cash Flows
For the Years Ended

	December 31, 2007	December 31, 2006
Cash flows from operating activities:
Net loss	$(7,024,383)	$(5,203,500)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	6,840,999	3,478,161
Recovery of bad debt	(69,827)	(100,526)
Noncash interest	1,696,455	1,586,288
Stock-based compensation	359,851	1,025,870
Gain on sale of MLK Group	-	(166,568)
Loss on extinguishment of debt	2,611,743	-
Deferred income tax benefit	(2,323,004)	(652,671)
Change in fair value of derivative securities	1,120,122	(390,951)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Accounts receivable, net	(709,742)	(899,421)
Prepaid expenses and other current assets	(150,987)	(505,729)
Accounts payable	(179,614)	427,027
Unearned revenues	55,472	448,452
Accrued expenses and other current liabilities	491,936	516,698
Net cash provided by (used in) operating activities	2,719,021	(436,870)

Cash flows from investing activities:
Purchases of property and equipment	(362,020)	(188,153)
Acquisition of Valley Forge	-	(3,714,500)
Acquisition of The Lamoriello Entities	(5,230)	(3,298,150)
Acquisition of National Actuarial Pension Services, Inc.	(100,000)	(1,861,697)
Acquisition of ABR	(461,110)	(120,696)
Acquisition of Benefit Dynamics	(340,000)	-
Acquisition of Pentec and Pentec Capital Management	(1,691,376)	-
Acquisiton of Pension Alliance	(3,380,000)	-
Proceeds from sale of MLK Group	-	796,098
Decrease in receivable from ABR trustee	-	150,000
Net cash used in investing activities	(6,339,736)	(8,237,098)

Cash flows from financing activities:
Proceeds from convertible notes
Proceeds from short-term debt	1,000,000	-
Proceeds from long-term debt	20,000,000	7,000,000
Payments on long-term debt and notes	(23,045,386)	(2,938,670)
Payments on short-term debt and notes	-
Proceeds from sale of common and preferred stock, net	4,194,908	5,396,747
Payment of deferred financing costs	(1,465,349)	(557,000)
Net cash provided by financing activities	684,173	8,901,077

Net increase (decrease) in cash	(2,936,542)	227,109

Cash and cash equivalents, beginning of year	6,191,301	5,964,192
Cash and cash equivalents, end of year	$3,254,759	$6,191,301

Supplemental disclosure of cash flows information:
Cash paid during the year for interest	$1,810,984	$1,935,044

Supplemental schedule of noncash investing and financing activities (see Note 11):
Accrued preferred dividends	$2,060,944	$1,418,374

Derivative financial instruments associated with debt financing	$654,575	$-

Warrants and embedded conversion feature associated with debt financing	$2,522,661	$405,471

Capitalization of accrued interest on secured term notes	$1,430,780	$543,689

Capitalization of accrued interest on the convertible notes payable	$40,950	$-

See accompanying notes to consolidated financial statements.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 1—Nature of Operations, Background, Basis of Presentation and Reverse Acquisition Transaction

National Investment Managers, Inc. ("NIVM" or the "Company") is in the principal business of acquiring and managing operating entities that offer pension plan administration, financial and investment advisory services and insurance products to small and medium sized businesses in the United States and to high-net worth individuals.

As of December 31, 2007, the Company owned 18 operating units in eleven states. The wholly-owned subsidiaries are based in Jacksonville, FL; Orlando, FL; North Attleboro, MA; Haddonfield, NJ; New York City, NY; White Plains, NY; Bend, OR; Portland, OR; Horsham, PA; Valley Forge, PA; Providence, RI; Houston, TX; Marina Del Rey, CA; Seattle, WA; Harrisburg, PA; Southington, CT; and Cherry Hill, NJ. In June 2007, the Company completed a move of its corporate headquarters from New York City to Dublin, Ohio.

On February 18, 2005, Fast Eddie Racing Stables, Inc. ("FEST"), a public "Shell Company", entered into an Agreement and Plan of Reorganization (the "Acquisition") with Duncan Capital Financial Group, Inc. ("DCFG"). On March 9, 2005, FEST completed the acquisition of DCFG. On March 15, 2005, FEST changed its name to National Investment Managers, Inc. The Acquisition was effected through the exchange of 12,040,000 shares of common stock of FEST for 12,040,000 shares of common stock of DCFG and DCFG effectively became a wholly-owned subsidiary of FEST. Under the terms of the Agreement, the former shareholders of DCFG held approximately 94% of the outstanding common shares of FEST immediately after the effective time of the merger. In addition, each outstanding option and warrant to purchase DCFG common stock was converted into an option or warrant to purchase the number of shares of FEST common stock equal to the number of DCFG common shares underlying the option or warrant immediately prior to the closing of the transaction. Subsequent to the Acquisition, 3,820,000 shares of Series A Preferred stock of DCFG was surrendered in exchange for an equivalent number of preferred shares of NIVM containing identical terms. As the former shareholders of DCFG control FEST after the transaction, the merger was accounted for as a reverse acquisition under which, for accounting purposes, this transaction is considered to be a capital transaction in substance, rather than a business combination. This resulted in the owners of DCFG (the "accounting acquirer") having actual or effective operating control of the Company after the transaction, with the shareholders of FEST (the "legal acquirer") continuing only as passive investors. No goodwill was recognized since FEST was a "Shell Company."

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

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

On October 3, 2006, NIVM acquired 100% of the outstanding securities of Lamoriello & Co., Inc. ("LCI"), Circle Pension, Inc. ("CPI"), and Southeastern Pension Services, Inc. ("SPSI") (collectively “The Lamco Lamoriello Entities”).

On December 1, 2006, NIVM acquired 100% of the issued and outstanding securities of National Actuarial Pension Services ("NAPS").

On January 2, 2007, NIVM acquired 100% of the issued and outstanding securities of Benefit Dynamics Inc. (“BDI”).

On February 28, 2007, NIVM acquired 100% of the issued and outstanding securities of Pentec, Inc. (“Pentec”) and Pentec Capital Management Inc. (“PCM”).

On February 28, 2007, NIVM acquired 100% of the issued and outstanding securities of The Pension Alliance (“TPA”).

The accompanying 2007 consolidated financial statements include (i) the accounts of BDI from January 2, 2007 through December 31, 2007, (ii) the accounts of Pentec and PCM from February 28, 2007 to December 31, 2007 and (iii) the accounts of TPA from February 28, 2007 to December 31, 2007.

The accompanying 2006 consolidated financial statements include (i) the accounts of Valley Forge from January 4, 2006 through December 31, 2006, (ii) the accounts of MLK Capital Management from January 1, 2006 to March 24, 2006, (iii) the accounts of LCI, CPI, and SPSI from October 3, 2006 to December 31, 2006, and (iv) the accounts of NAPS from December 1, 2006 to December 31, 2006.

Note 2—Summary of Significant Accounting Policies

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

The Company generates revenue primarily from the following sources:

•	Third party administration - We earn fees for the development and implementation of corporate and executive benefit programs, as well as fees for the duration that these programs are administered.
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

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

We recognize revenue from these sources as follows:

Third party administration:

•	Persuasive evidence of an arrangement between us and our client exists;
•	Delivery of a completed product to the client has occurred or the service has been provided to the customer;
•	The price to the client is fixed and determinable;
•	Collectability of the sales price is reasonably assured.

Financial planning and investment advisory fees and securities commissions:

•	As services are rendered;
•	Contingent commissions are recorded as revenue when earned and determinable and collection is reasonably assured

Insurance commissions:

•	The policy application is substantially complete;
•	The premium is paid;
•	The insured party is contractually committed to the purchase of the insurance policy.

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

Unexercised stock options and warrants to purchase common stock and notes and preferred stock convertible into common stock as of December 31, 2007 and 2006 are as follows:

	December 31, 2007	December 31, 2006

Options and warrants	$26,727,019	$12,953,848
Preferred stock	33,160,008	32,690,008
Convertible notes	1,088,710	2,796,379
	$60,975,737	$48,440,235

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share since their inclusion would be anti-dilutive.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued

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

Share- Based Payment
The Company complies with the fair value recognition provisions of SFAS No. 123(R), "Share Based Payment" and the SEC's SAB No. 107, "Valuation of Share-Based Payment Arrangements for Public Companies." SFAS No. 123(R) requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 25.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a range of risk-free interest rates of 3.41% to 4.19% which coincides with the expected life of the options and warrants at the time of issuance.

There was no cash flow effect resulting from these arrangements.

Contingent Consideration
NIVM has incorporated contingent consideration into the structure of certain acquisitions completed. These arrangements generally result in the payment of additional consideration to the sellers upon the satisfaction of certain events. Contingent consideration in these circumstances may be recorded pursuant to paragraph 46 of Statement of SFAS No. 141 "Business Combinations."

Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally 3 to 5 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Betterments and improvements are capitalized while repairs and maintenance are expensed as incurred.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 and as of December 31, 2007. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at January 1, 2007. There was no change to this balance at December 31, 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

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

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Arrangements with Off-Balance Sheet Risk - Guarantees
Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others", clarified the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. The Company has not entered into any guarantees in 2007.

New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for us beginning January 1, 2008. Management does not expect the adoption of SFAS No. 157 to have a material effect on the Company’s financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities.” This Statement permits entities to choose to measure many financial instruments at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for us beginning January 1, 2008. The Company is currently evaluating the potential impact, if any, of SFAS No. 159 on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS No. 160 is effective for us beginning January 1, 2009. We are currently evaluating the potential impact that SFAS No. 160 will have on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)") which requires the acquiring entity in a business combination to recognize most identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination at full fair value; establishes the acquisition- date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for us beginning January 1, 2009. Management is currently evaluating the impact of applying the provisions of SFAS 141(R) on our financial statements.

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123R. Management is currently evaluating the impact of applying the provisions of SAB 110 on our financial position and results of operations.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Liquidity
At December 31, 2007, the Company's working capital deficit was approximately $4.0 million and its’ accumulated deficit was approximately $19.0 million. Further, for the year ended December 31, 2007, the Company's incurred a net loss before stock dividends of approximately $7.0 million. Based upon management's current forecast of future revenues from its acquired businesses, its recent history of capital raising and other factors, the Company believes its cash resources will be adequate to support its acquisition model and fund operations in 2008.

Note 3—Property and Equipment

The following is a summary of property and equipment at December 31, 2007:

Property and Equipment
(includes $1,145,211 of fixed assets from acquisitions)	$1,738,620
Less: accumulated depreciation	(660,097)
$1,078,523

Depreciation expense was approximately $387,000 and $232,000 for the years ended December 31, 2007 and 2006, respectively.

Note 4—Commitments and Contingencies

Contingent Consideration Arrangements
As discussed in Note 2, certain contingent consideration is recorded when the outcome of the contingency is determinable beyond a reasonable doubt. Contingent consideration paid to the former owners of the firms is considered to be additional purchase consideration.

Leases
The Company rents office space under operating leases with various expiration dates. Future minimum lease payments under these operating leases (which are subject to escalation clauses) as of December 31, 2007 are approximately as follows:

2008	$1,770,000
2009	1,652,000
2010	1,437,000
2011	1,155,000
2012	455,000
Thereafter	166,000
Total Minimum Lease Payments	$6,635,000

Rent expense was approximately $2,000,000 and $1,546,000 for the years ended December 31, 2007 and 2006, respectively.

In addition to the above commitments, the Company rented office space for Steve Ross, CEO, from DC Associates LLC (a related party) on a month-to-month basis for the months of April to November 2007. For the year ended December 31, 2007, the Company paid $16,000 under this arrangement. In December 2007, the Company committed to a 25 month term for the aforementioned office space and prepaid the duration of the commitment ($50,000) to DC Associates LLC. During the first six months of 2007, the Company rented office space on a month-to-month basis from Cohen, Tauber, Spievack & Wagner LLP (a related party). Arthur Emil, a director of the Company, is a partner in the law firm of Cohen, Tauber, Spievack & Wagner LLP. For the year ended December 31, 2007, the Company paid $51,600 under this arrangement. Finally, the company rented office space on a month-to-month basis from March 2007 through November 2007. For the year ended December 31, 2007, the Company paid $70,315 under this arrangement.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Employment Agreements
On November 30, 2007, the Company entered into a new employment agreement with the Company's Chief Executive Officer ("CEO"). The agreement provides for a term through December 31, 2009. The CEO is entitled to the following compensation pursuant to the employment agreement:

•	annual compensation in the amount of $475,000
•	a bonus of 50% of the base salary if certain targets set by the Board of Directors are satisfied (the bonus shall be 65% during year two of the agreement)
•	700,000 shares of common stock issued on January 2, 2008, 100,000 shares of common stock to be issued December 31, 2008 and 100,000 shares of common stock to be issued on December 31, 2009.
•	an option to receive 800,000 shares of common stock at an exercise price of $0.57 per share vesting half on December 31, 2008 and half on December 31, 2009; and
•	a housing and office allowance of $5,000 per month

In March 2007, the Company entered into a revised employment agreement with the Company’s President. The employment agreement provides for a term through March 31, 2008, which is automatically renewable for a period of one year unless either party provides the other with notice 30 days prior to the end of the term that the term shall not be extended. The President is entitled to receive the following compensation in accordance with his employment agreement:

•	Annual salary of $275,000;
•
for the year ended December 31, 2007, the President is eligible to receive a bonus equal to 50% of his annual salary of which 50% of the bonus shall be payable upon the Company's earnings before interest, taxes, depreciation, amortization and stock based compensation exceeding $12,000,000 (the "EBITDA SBC Benchmark") and 50% shall be payable upon the attainment of objectives to be determined by the CEO of the Company (the "Management Objective"); and

•
500,000 shares of restricted stock of the Company of which 100,000 have been previously granted, 200,000 shares were issuable on March 28, 2007 and 200,000 shares are issuable upon the Company achieving the EBITDA SBC Benchmark

•	participation in standard benefit plans.

Note 5—Accounts Receivable and Allowance for Doubtful Accounts

We carry our accounts receivable at cost less an allowance for doubtful accounts.

We maintain allowances for doubtful accounts for estimated losses from clients' inability to make payments. We assess each account that is more than 60 days delinquent and other accounts when information known to us indicates amounts may be uncollectible. In order to estimate the appropriate level of the allowance, we consider such factors as historical bad debts, current client creditworthiness, changes in client payment patterns and any correspondence with the client. If the financial condition of our clients were to deteriorate and impair their ability to make payments, additional allowances might be required in future periods. Our allowance for doubtful accounts as of December 31, 2007 was approximately $156,000.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Note 6 —Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following at December 31, 2007:

Payroll and payroll related	$1,281,894
Vacation	268,557
Penalties (series A and C convertible preferred stock)	1,873,033
Due to former owners of certain subsidiaries	140,277
Other	412,737
$3,976,498

Note 7—Debt

Summary and Future Maturities

Long-term debt activity for the year ended December 31, 2007 consisted of the following:

Senior term note	$8,000,000
Subordinated Sr note	12,032,000
Seller notes	2,725,000
Capitalized leases	95,191
22,852,191
Less: unamortized debt discount	(3,126,231)
19,725,960
Less: current portion	(809,813)
$18,916,147

Principal payments due on long-term debt are as follows:

Year ending December 31,

2008	$1,512,476
2009	3,041,048
2010	6,266,667
2011	12,032,000
$22,852,191

Seller Financing
In connection with our acquisition strategy, part of the purchase price is paid through seller financed instruments. In addition, certain sellers advance funds on a short-term basis for minimum working capital purposes. As of December 31, 2007, total funds due to former owners were $2,846,350. Of this amount, $1,458,850 is due in 2008 and $1,387,500 in 2009. Seller financed instruments bear interest at 6% per annum. All seller financed instruments are uncollateralized. Currently, $675,000 of the notes may be convertible into common stock in lieu of cash. The number of shares of common stock issuable upon a conversion equals the quotient obtained by dividing the outstanding amount of the notes to be converted by the conversion price of $0.62.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Derivative Liabilities
During 2005 and 2006, the Company had entered into a series of financing agreements with Laurus Master Fund, Ltd. (“Laurus”). In March 2005, we entered into a Securities Purchase Agreement with Laurus, under which we issued and delivered to Laurus (i) a secured convertible term note in the principal amount of $3,000,000 (the "March 2005 Convertible Note"), (ii) a Common Stock Purchase Warrant (the "2005 Warrant"), entitling Laurus to purchase up to 1,084,338 shares of our Common Stock at a per share exercise price of $1.00, which exercise price was reduced to $.50 in connection with the May 30, 2006 financing (see below), and (iii) an option (the "2005 Option") entitling Laurus to purchase up to 643,700 shares of Common Stock at a per share purchase price of $0.01.

On November 30, 2005, the Company entered into a Securities Purchase Agreement for the sale of (i) $9,200,000 in a secured term note (the "November 2005 Secured Note") and (ii) 1,108,434 shares of the Company's common stock (the "November 2005 Shares").

On May 30, 2006, the Company entered into a Securities Purchase Agreement for the sale of (i) $7,000,000 in a secured term note (the "May 2006 Secured Note") and (ii) a common stock purchase warrant to purchase 700,000 shares of common stock of the Company, at a purchase price of $0.01 per share, exercisable until May 30, 2011 (the "May 2006 Warrant"). On June 12, 2006, the Company and Laurus entered into an agreement pursuant to which the May 2006 Warrant was rescinded and a new common stock purchase warrant (the "New Warrant") was issued to Laurus. The New Warrant, dated May 30, 2006, is exercisable to purchase up to 700,000 shares of common stock of the Company, at an exercise price of $0.1667 per share, exercisable until May 30, 2011.

On May 2, 2007, the Company and Laurus entered into a Second Omnibus Amendment and Waiver (the “Omnibus Agreement”) to amend certain terms of the March 2005 Convertible Note, the November 2005 Secured Note and the May 2006 Secured Note. Pursuant to the Omnibus Agreement, the Company and Laurus agreed to defer the payment of principal for these notes that are due on the first business day of May, June and July until August 1, 2007. As consideration for the extension to the respective notes, the Company made a cash payment to Laurus on May 2, 2007 in the amount of $130,988.

On July 31, 2007, the Company and Laurus entered into a Third Omnibus Amendment and Waiver (the “Third Omnibus Agreement”) to amend certain terms of the March 2005 Convertible Note, the November 2005 Secured Note and the May 2006 Secured Note. Under the terms of the Third Omnibus Agreement, the Company and Laurus agreed that the Company shall not be required to pay the principal portion of any monthly principal amount due in May, June, July, August and September 2007 under the March 2005 Convertible Note, the November 2005 Secured Note and the May 2006 Secured Note until October 1, 2007. As consideration for the extensions to the respective notes, the Company made a cash payment to Laurus on August 1, 2007 in the amount of $86,609.

On November 30, 2007 the Company paid the March 2005 Convertible Note, the November 2005 Secured Note and the May 2006 Secured Note in full and Laurus released its lien on the assets of the Company. The Company incurred a loss on extinguishment of debt of $2,611,743. The loss was made up of a $555,020 prepayment penalty on the March 2005 Convertible Note, $630,099 from amortization of the remaining discounts $530,292 from amortization of the remaining deferred financing fees on the three notes and $900,000 from the sale of an aggregate of 6,000,000 shares of common stock to Valens U.S. SPV I, LLC and Valens Offshore SPV I, Ltd at a negotiated price of $0.50 per share ($0.15 per share less than the market value of the Company’s stock at November 30, 2007) offset by a $3,668 gain from the elimination of the derivative liability associated with the conversion feature of the March 2005 Convertible Note.

Pursuant to Paragraph 17 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the 2005 Warrant, 2005 Option and the New Warrant meet the requirements of and are accounted for as a liability since the 2005 Warrant, the 2005 Option and the New Warrant contain registration rights and the agreement is silent on how the contract would be settled and thus assumes net-cash settlement in the event that the Company is unable to deliver registered shares. The initial value of the 2005 Warrant and the 2005 Option (collectively, "2005 Derivative Financial Instruments") and the New Warrant was treated as a discount to the corresponding note and recorded as a liability. The Company calculated the initial value of the 2005 Derivative Financial Instruments on the closing date of the transaction as being $1,172,688 and the value of the New Warrant as being $405,471. The value of the 2005 Derivative Financial Instruments and the New Warrant was determined using a Black-Scholes option pricing model with the following assumptions: expected term - 3-8 years, volatility - 25%, risk free rate - 4%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The 2005 Derivative Financial Instruments have a value of $730,858 and the New Warrants have a value of $407,505 at December 31, 2007.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Revolving Line of Credit and Senior Term Note
On November 30, 2007, the Company entered into (i) a Revolving Line of Credit and Term Loan Agreement (the "Senior Loan Agreement") with a Senior Lender and (ii) a Securities Purchase and Loan Agreement (the "Subordinated Senior Agreement") with Subordinated Senior Lenders. A principal amount of the proceeds generated from the two financings were used to retire the debt held by Laurus and its affiliates. Pursuant to the Senior Loan Agreement, the Company issued and sold a Revolving Line of Credit Note in the initial amount of $1,000,000 (the "Revolver") and a Term Loan Promissory Note in the initial amount of $8,000,000 (the "Term Loan"). If certain conditions are satisfied, the Company may utilize additional financing under the Revolver up to $1,000,000 (the "Additional Revolver") and additional term loans up to $5,000,000 (the "Additional Term Loan"). The Term Loan and the Revolver bear interest at the Company's option at the Senior Lender's variable prime rate of interest or the applicable LIBOR rate of interest. The Term Loan and the Revolver mature on July 31, 2010. From closing through November 30, 2008, if interest is accruing at the prime rate, the Company is required to pay interest accruing on the Term Loan and the Revolver on the first date of each month and if interest is accruing at the LIBOR option, the Company is required to pay interest accruing on the Term Loan and the Revolver on the last day of the applicable LIBOR interest period. Subsequent to November 30, 2008, the Company is required to pay the applicable amount of interest owed on the Term Loan and the Revolver as well as a portion of the principal of the Term Loan based upon a five year straight line amortization schedule. On December 31, 2007 the interest rate on the Term Loan was 8.475% and the Revolver was 7.975%. Commencing January 1, 2008, the Company will be obligated to pay an unused commitment fee on the first business day of each quarter for any amounts not used by the Company under the Additional Term Loan. The unused commitment fee to be paid is equal to one-quarter multiplied by the applicable basis point level, which is contingent upon the Company's ratio of total debt funded to EBITDA. The Senior Lender has a secured lien on all assets of the Company and its subsidiaries. The Company is subject to meeting certain quarterly financial covenants under the terms of the Senior Term Note. The Company may prepay the Term Loan and the Revolver at anytime. As of December 31, 2007, $1.0 million was outstanding under the Revolving Line of Credit and $8.0 million was outstanding under the Term Loan Promissory Note.

Subordinated Senior Term Note
The Subordinated Senior Notes bear interest at 15% of which 12% is due and payable on a monthly basis and 2.625% (the "Compounded Rate") is compounded monthly and added to the principal amounts of the Subordinated Senior Notes. The Senior Subordinated Notes mature on the earlier of January 31, 2011, the occurrence of a capital transaction or an event of default. A capital transaction includes the sale, disposition, dissolution or liquidation of the Company's assets or subsidiaries, the acquisition by any person of 30% or more of the Company's common stock or a public offering in the minimum amount of $20,000,000 (a "Capital Transaction"). The Subordinated Senior Lenders have a secured lien on all assets of the Company and its subsidiaries and would be entitled to foreclose on the Company's assets in the event of default, subject to the rights of the Senior Lender. The Company is subject to meeting certain quarterly financial covenants under the terms of the Subordinated Senior Term Note. The Company may prepay the Subordinated Senior Notes at anytime after May 30, 2009. As of December 31, 2007, approximately $12.0 million was outstanding under the Subordinated Senior Agreement.

At closing, the Company issued the Subordinated Senior Warrants to purchase an aggregate 5,742,789, 3,828,527 and 1,914,262 shares of common stock at $0.50, $1.00 and $1.50 per share, respectively. The Subordinated Senior Warrants are exercisable through November 2017 on a cash or cashless basis. Subsequent to January 31, 2011, the consummation of a Capital Transaction or an event of default, the Subordinated Senior Lenders may elect to sell to the Company all or a portion of the shares issuable upon exercise of the Subordinated Senior Warrants (the "Put").

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

The cash payment to be made by the Company shall be determined by dividing the value of the Company's common stock equity by the number of shares outstanding on a fully diluted basis (the "Repurchase Price"). In the event that a Capital Transaction is entered into during the six months following the closing of the Put, then the Company is obligated to make an additional payment to the Subordinated Senior Lenders to reflect the difference of the amount initially paid in connection with the Put and the amount that would have been paid had the Put been exercised pursuant to the second Capital Transaction. The Put is subject to approval by the Company's holders of its preferred shares.

At any time following January 31, 2011, the date of consummation of a Capital Transaction or an event of default, the Subordinated Senior Lenders may elect to require the Company to pay an additional fee (the "Fee Agreement") as well as the Conditional Interest Payment ("CIP Payment"). The Fee Agreement is based upon the Subordinated Senior Lenders ownership in the Company and the per share price of the Company's common stock. The CIP Payment is equal to 5% of the Company's equity value which is payable on the 90th day following receipt of such notice from the Subordinated Senior Lenders and an additional payment equal to 1.5% of the Company's equity value is payable on the end of each calendar quarter thereafter. The aggregate CIP Payment may not exceed 15% of the Company's equity value. At any time after the Subordinated Senior Lenders deliver notice with respect to the CIP Payment, the Company may elect to purchase the shares of common stock underlying the Subordinated Senior Warrants at the Repurchase Price.

The Subordinated Senior Lenders have both demand and piggyback registration rights with respect to shares issuable upon conversion of the Subordinated Senior Warrants or any other shares held at the time of the request. The Company must use its best efforts in good faith to effect the registration of these shares.

Pursuant to Paragraph 12 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Subordinated Senior Warrants and the Fee Agreement, meet the requirements of and are accounted for as a liability since they could require net-cash settlement by the Company. This option to net-cash settle is out of the Company’s control. The initial value of the Subordinated Senior Warrants and the Fee Agreement was treated as a discount to the corresponding note and recorded as a liability. The Company calculated the initial value of the Subordinated Senior Warrants to be $2,522,661 and the value of the Fee Agreement to be $654,575. The value of the Subordinated Senior Warrants and the Fee Agreement was determined using the formula outlined in section 11 of the Securities Purchase and Loan Agreement and section 1.3 of the Fee Agreement. The value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. The Subordinated Senior Warrants have a value of $2,927,080 and the Fee Agreement has a value of $793,675 at December 31, 2007.

Note 8—Stockholders' equity

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

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

During the year ended December 31, 2006, stockholders equity increased as a result of (i) the issuance of 4,150,000 shares of common stock in consideration of $3,444,500 in connection with the acquisition of Valley Forge, (ii) stock-based compensation of approximately $956,000, (iii) the sale of 409,500 share of Series D Preferred Stock resulting in gross proceeds of approximately $4,095,000, (iv) the sale of 16,750 shares of Series E Preferred Stock resulting in gross proceeds of approximately $1,675,000, (v) the issuance of 3,000,000 shares of common stock in consideration for $1,500,000 in connection with the acquisition of The Lamoriello Entities, (vi) the issuance of 150,000 shares of common stock valued at $70,000 pursuant to employment contracts, and (vii) the issuance of approximately 40,000 shares of common stock for $6,667 in conjunction with the exercise of stock options. Additionally, 1,584,935 shares of common stock were issued pursuant to cashless stock option exercises.

During the year ended December 31, 2006, stockholders' equity was decreased as a result of the accrual of preferred dividends of approximately $1,418,000 and private placement costs of approximately $380,000.

During the year ended December 31, 2007, stockholders' equity was increased as a result of (i) the issuance of 403,225 shares of common stock in consideration for $250,000 in connection with the acquisition of the Pentec, Inc. and Pentec Capital Management, (ii) stock-based compensation of approximately $238,000, (iii) the sale of 12,600 shares of Series E Preferred Stock resulting in gross proceeds of approximately $1,260,000, (iv) the issuance of 100,000 shares of common stock valued at $42,000 pursuant to employment contracts, (v) the issuance of 1,088,710 shares of common stock in consideration for $675,000 in connection with the acquisition of The Pension Alliance, (vi) the issuance of 100,000 shares of common stock valued at $80,000 pursuant to a separation agreement, (vii) the issuance of 268,707 shares of common stock for $2,687 and a $218,039 reclassification of the derivative liability from the conversion feature of the stock options to permanent equity in conjunction with the exercise of stock options, and (viii) the sale of 6,000,000 shares of common stock resulting in gross proceeds of $3,000,000 (see Note 7). Additionally, 251,933 shares of common stock were issued pursuant to cashless stock option exercises.

During the year ended December 31, 2007, stockholders' equity was decreased as a result of the accrual of preferred dividends of approximately $2,061,000 and private placement costs of approximately $68,000.

Equity Investments

Sales of Equity Securities - December 2004 Private Placement

During December, 2004, DCFG sold securities in a private placement to accredited investors for gross proceeds of $3.5 million. The offering consisted of the sale of 9,540,000 shares of common stock at a price per share of one sixth of a dollar. In addition, 3,820,000 shares of Series A Convertible Preferred Stock were sold at a price of $.50 per share. The purchasers of Series A Convertible Preferred Stock were also issued warrants to purchase one share of common stock for every two shares of Series A Convertible Preferred Stock purchased (1,910,000 warrants were issued) at an exercise price of one sixth of a dollar for a period of five years from the date of the closing of the placement. Each share of Series A Convertible Preferred Stock is convertible into one share of common stock. Subsequent to the Acquisition, 3,820,000 shares of Series A Convertible Preferred Stock and 1,910,000 common stock purchase warrants issued in connection with the Series A Convertible Preferred Stock offering of DCFG were surrendered in exchange for an equivalent number of Series A Convertible Preferred shares and common stock purchase warrants of NIM containing identical terms. The Company agreed to file a registration statement with the SEC and to have the registration statement declared effective within a certain amount of time. The registration statement was to cover the shares of common stock issuable upon conversion of the Series A Convertible Preferred shares and the shares issuable upon exercise of the common stock purchase warrant. As of December 31, 2007, the Company did not have an effective registration statement and accrued penalties in the amount of $703,500 as a result.

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

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

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

Sales of Equity Securities - Series C Cumulative Convertible Preferred Stock Private Placement

On November 11, 2005, three accredited investors (the "C Investors") purchased an aggregate of 833,334 shares of Series C Cumulative Convertible Preferred Stock (the "C Preferred Stock") at $6.00 per share for an aggregate purchase price of $5,300,004.

Each share of C Preferred Stock is convertible, at any time at the option of the holder, into 12 shares of Common Stock. The C Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding C Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of common stock. Holders of the C Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.72 per share of C Preferred Stock paid on a semi-annually. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue shares of common stock in connection with the dividend on the C Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by the Dividend VWAP; provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the C Investors piggyback registration rights and agreed to file a registration statement registering the shares of common stock issuable upon conversion of the C Preferred Stock within 60 days of closing and have such registration statement declared effective within 120 days of filing. As of December 31, 2007, the Company did not have an effective registration statement for the common stock issuable upon conversion of the C Preferred Stock and we are accruing penalties as a result. As of December 31, 2007, we have accrued approximately $1,170,000 in penalties associated with these shares.

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

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

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

Series E Cumulative Convertible Preferred Stock Private Placement
On December 21, 2006, the Company sold 16,750 shares of Series E Cumulative Convertible Preferred Stock (the "Series E Preferred Stock") to accredited investors at $100.00 per share for an aggregate purchase price of $1,675,000. On January 31, 2007, the Company sold 7,600 shares of Series E Preferred Stock to accredited investor at $100.00 per share for an aggregate purchase price of $760,000. On February 27, 2007, the Chairman of the Board of the Company purchased 5,000 shares of Series E Preferred Stock at $100.00 per share for an aggregate purchase price of $500,000 from the Company. For each share of Series E Preferred Stock purchased, each investor received a common stock purchase warrant to purchase 100 shares of common stock of the Company (the "Series E Warrants"). The Series E Warrants shall be exercisable for a period of seven years at an exercise price of $0.50 per share. The funds raised will be utilized by the Company for working capital and acquisitions.

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

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

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

Common Stock Purchase
In conjunction with the settlement of the Laurus obligation, on November 30, 2007, the Company issued and sold an aggregate of 6,000,000 shares of common stock to Valens U.S. SPV I, LLC and Valens Offshore SPV I, Ltd at $0.50 per share for gross proceeds of $3,000,000. Since the common shares were sold at a $0.15 per share discount from its then market value of $0.65 per share, the Company recognized a $900,000 charge in connection with the sale which is included in loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2007. The above securities were all offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder.

Series A Preferred Stock Conversion
During 2006, holders of 500,000 and 200,000 shares of Series A Convertible Preferred Stock converted those shares to an equal number of shares of common stock. During 2007, holders of 500,000 and 200,000 shares of Series A Convertible Preferred Stock converted those shares to an equal number of shares of common stock.

Series B Preferred Stock Conversion
During 2006, a holder of 100,000 shares of Series B Convertible Preferred Stock converted those share into 200,000 shares of common stock.

Series C Preferred Stock Conversion
During 2007,a holder of 112,500 shares of Series C Convertible Preferred Stock converted those shares into 1,350,000 shares of common stock.

Stock Options Exercised
During 2007, one shareholder exercised 268,707 stock options for an equal number of shares of common stock. A second shareholder exercised 317,200 stock options in a cashless conversion for 251,933 shares of common stock.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Note 9—Stock- Based Compensation

The Company complies with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (2004 Revised), "Share Based Payment". SFAS No. 123(R) requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 25.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 10 years, and a range of risk-free interest rates of 3.41% to 4.19% which coincides with the expected life of the options and warrants at the time of issuance. During the year ended December 31, 2007 and 2006, the Company recorded stock-based compensation of $359,851 and $1,025,870, respectively. There was no cash flow effect resulting from these arrangements.

The following table sets forth activity relating to the Company's stock options and warrants:

			Weighted
	Options and	Range of	Average
	Warrants	Exercise Price	Exercise Price
Outstanding, January 1, 2006	3,171,588	$0.1667 - $2.00	$0.71
Granted	2,646,500	$0.50 - $1.00	$1.00
Exercised	(869,727)	$0.1667 - $1.00	$0.24
Cancelled	(2,189,698)	$1.00 - $2.00	$1.00
Outstanding, December 31, 2006	2,758,663	$0.1667 - $1.50	$0.91
Granted	1,915,000	$0.52 - $0.90	$0.63
Exercised	(317,200)	$0.1667	$0.17
Cancelled	(301,500)	$1.00 - $1.50	$1.01
Outstanding, December 31, 2007	4,054,963	$0.52 - $1.50	$0.83

Options exercisable at December 31, 2007	2,843,296		$0.90

Options exercisable at December 31, 2006	2,425,121		$0.89

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Options and Warrants Outstanding				Options and Warrants Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Price	12/31/2007	Life	Price	12/31/2007	Price

$0.5200	450,000	4.20	$0.5200	450,000	$0.5200
$0.5700	800,000	5.01	$0.5700	-	$0.5700
$0.6200	100,000	4.16	$0.6200	100,000	$0.6200
$0.6700	50,000	4.24	$0.6700	12,500	$0.6700
$0.7000	15,000	4.75	$0.7000	15,000	$0.7000
$0.7800	30,000	4.50	$0.7800	3,750	$0.7800
$0.8000	300,000	4.38	$0.8000	100,000	$0.8000
$0.8100	50,000	4.39	$0.8100	-	$0.8100
$0.8300	150,000	4.00	$0.8300	150,000	$0.8300
$0.8400	60,000	4.59	$0.8400	60,000	$0.8400
$0.8500	50,000	4.56	$0.8500	-	$0.8500
$0.9000	10,000	4.59	$0.9000	10,000	$0.9000
$1.0000	1,928,963	3.26	$1.0000	1,881,046	$1.0000
$1.5000	61,000	2.59	$1.5000	61,000	$1.5000
	4,054,963		$0.8253	2,843,296	$0.90

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Note 10 – Income taxes

The components of the Company’s Income taxes (benefit) are approximately as follows for the year ended December 31:

Rounded To:

	2007	2006
Current:
Federal	$-	$-
State	75,000	155,000
	75,000	155,000

Deferred:
Federal	(3,718,000)	(1,235,000)
State	(650,000)	(218,000)
	(4,368,000)	(1,453,000)

Change in valuation allowance	1,970,000	800,000

	(2,398,000)	(653,000)

Income taxes (benefit)	$(2,323,000)	$(498,000)

The reconciliation of income tax computed at the federal statutory rate to loss before taxes are as follows at December 31:

	2007	2006
U.S. federal statutory income tax rate	-34.00%	-34.00%
State income taxes	-6.00%	-6.00%

Non-deductible permanent differences	8.20%	6.60%
Increase in valuation allowance	16.20%	23.10%
State Tax, net of Federal benefit	-6.20%
Other	-3.10%	1.60%
	-24.90%	-8.70%

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

The significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

2007
Deferred tax assets:
Net operating loss carryforward	$2,191,060
Charitable contribution carryover	1,183
Stock based compensation and other	61,463
Allowance for doubtful accounts	62,422
Total deferred tax assets	2,316,218
Less: Valuation allowance	(2,316,218)

Net deferred tax asset	-

Deferred tax liabilities:
Basis difference arising from acquisitions	(6,293,805)

Total deferred tax liability	$(6,293,805)

At December 31, 2007, the Company had approximately $5,500,000 of net operating loss carryforwards (“NOL’s”) which begin to expire in 2024.

Under Internal Revenue Code Section 382, the amounts and benefits of from NOL’s may be impaired or limited in certain circumstances. Events which cause limitations in the amount of the NOL that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50%, as defined, over a three year period. The amount of such limitation, if any, has not been determined.

The Company has decided to fully reserve for its deferred tax asset, as it is more likely than not that the Company will not be able to utilize these deferred tax assets against future income, coupled with the possible limitations of the NOL’s due to various changes in ownership over the past years.

In June 2006, the FASB issued FIN 48 - Accounting for Uncertainty of Income Taxes, an Interpretation of FASB Statement No. 109, to create a single model to address accounting for uncertainty in tax provisions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in jurisdictions in all tax years in which the statue of limitations remains open upon the initial date of adoption are required to be assessed. For a tax benefit to be recognized it must be more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s financial position, results of operations, or cash flows for the year ended December 31, 2007. Additionally, FIN 48 provides guidance on the recognition of interest and penalties related to income taxes. There is no interest or penalties related to income taxes that have been accrued or recognized as of December 31, 2007.

The Company files income tax returns in the United States federal jurisdiction and in state jurisdictions. The Company has not been examined by any federal or state jurisdictions in which it is subject to income tax and therefore would be subject to the statute of limitations for the respective jurisdiction.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Note 11—Acquisitions

As discussed in Note 1, the Company has acquired numerous businesses since late 2004. The Company's strategy in purchasing these businesses is to acquire pension advisory and investment management organizations with recurring revenue streams, and consolidate these businesses to take advantage of economies of scale, efficiencies, and cross-selling opportunities. The Company believes that these businesses had demonstrated stable revenue growth and cash flow with low client attrition rates prior to its acquisition. The Company plans to enhance revenues in these acquired businesses through cross-selling within a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and products and higher client retention through improved service.

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

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

On January 4, 2006, the Merger Company entered into employment agreements and non-competition, non-disclosure and non-solicitation agreements (the"Non-Compete Agreements") with each Holland and Eyer. The Non- Compete Agreements require that for a period terminating on the later of three years from the date of the Merger or one year from the date of termination of employment that Holland and Eyer not be employed with or participate in the ownership, management, operation or control of any competitor within 50 miles of Wayne, Pennsylvania, solicit or divert business from the Company or its affiliates, cause or seek to cause any party from doing business with the Company or its affiliates and hire or solicit any person that has been employed with the Company or its affiliates. Holland and Eyer are also required to keep all confidential information protected and to not disclose such information for a period of three years following their termination with the Company. The employment agreement entered between Merger Company and Holland provides that Holland shall serve as the President of Merger Company for a period of one year in consideration of a portion of the $75,000 designated for payment to Holland and Eyer, a bonus if and when earned, an option to purchase 50,000 shares of common stock of the Company at an exercise price of $0.83 per share for a period of five years and an option to purchase 50,000 shares of common stock of the Company at an exercise price of $1.00 per share for a period of five years. The employment agreement entered between Merger Company and Eyer provides that Eyer shall serve as the Vice President of Merger Company for a period of one year in consideration of a portion of the $75,000 designated for payment to Holland and Eyer, a bonus if and when earned and an option to purchase 50,000 shares of common stock of the Company at an exercise price of $1.00 per share for a period of five years.

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

The total purchase price for the acquisition of Valley Forge of $7,159,000 (including $559,000 of acquisition costs), which is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations", is being allocated as follows:

Assets acquired:
Property and equipment	$100,000
Customer lists/relationships	3,680,000
Covenant not to compete	384,000
Employment contracts	200,000
Goodwill	4,341,400
8,705,400
Liabilities assumed:
Deferred tax liability	1,546,400

Net purchase price	$7,159,000

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 12). The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

Lamoriello & Co., Circle Pension, Inc. and Southeastern Pension Services, Inc.
On October 3, 2006, the Company entered into and closed a Stock Purchase Agreement (the "Agreement") with THE LAMCO Group, Inc., a Florida corporation ("Lamco"), Lamoriello & Co., Inc., a Rhode Island corporation ("LCI"), Circle Pension, Inc., a New York corporation ("CPI"), Southeastern Pension Services, Inc., a Florida corporation ("SPSI") and Nicholas J. Lamoriello ("Lamoriello"). Pursuant to the Agreement, the Company acquired and, Lamco sold, 100% of the outstanding securities in LCI, CPI and SPSI (collectively, "The Lamoriello Entities"). The Lamoriello Entities are retirement planning, pension plan design and administration entities.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

In consideration for The Lamoriello Entities, the Company paid Lamco $1,462,668 in cash, paid Lamoriello $1,374,908 representing debt owed by the The Lamoriello Entities to Lamoriello and paid $362,424 to the Bank of America, N.A. representing debt owned by The Lamoriello Entities to the Bank of America, N.A. In addition, as additional consideration, the Company issued 3,000,000 shares of common stock to Lamco at a price of $.50 per share (the "Lamco Shares") and an option to purchase 300,000 shares of common stock of the Company at $0.50 per share for a period of five years to Lamoriello (the "Lamoriello Option"). 1,700,000 of the Lamco Shares (the "Lamco Escrow Shares") were placed into escrow as further described below. The Company granted Lamco piggyback registration rights and demand registration rights subsequent to June 30, 2007 with respect to the Lamco Shares.

In connection with the acquisition of The Lamoriello Entities described above, the Company entered into the following agreements:

•      A Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company, Lamoriello and Lamco;
•      An Escrow Agreement pursuant to which the Lamco Escrow Shares were placed into escrow. In the event that the EBITDA of the The Lamoriello Entities is less than $1,000,000 during either or
•      both of the two 12 month periods following the closing, then such number of the Lamco Escrow Shares equal to the lesser of $850,000 or the amount of the shortfall shall be returned to the Company for cancellation (based on the value of the common stock at issuance, which was $0.50 per share). In the event that the EBITDA of The Lamoriello Entities is greater than $1,000,000, then the Lamco Escrow Shares equal $250,000 shall be released to Lamco; provided, however, such released shares shall not exceed 510,000 shares of common stock.
•     A Cross Sales Agreement entered between the Company and Lamco pursuant to which Lamco agreed to market the retirement plan administration services provided by the Company and the Company agreed to market the fiduciary services of Lamco Advisory Services, Inc., an affiliate of Lamco for a period of three years.
•      A Technology Agreement entered between the Company and Lamco pursuant to which Lamco agreed to provide the Company with access to its centralized technology infrastructure for a period of one year and assist the Company in the build out of its own centralized workflow system and Voice over IP Phone system.
•      A Management Agreement pursuant to which Lamoriello and Stephen R. Zito agreed to manage the retirement plan administrative services business of The Lamoriello Entities for a period of two years.

The Lamco Shares and the Lamoriello options were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Prior to the acquisition of The Lamoriello Entities, no material relationship existed between the Company and Lamco and/or its affiliates, directors, officers or any associate of an officer or director.

At the time of the acquisition, The Lamoriello Entities served approximately 1,000 plans with 25,000 plan participants through its offices located in Lake Mary, Florida, Jacksonville, Florida, Providence, Rhode Island and New York, New York.

The acquisition of The Lamoriello Entities is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

 The total purchase price for the acquisition of The Lamoriello Entities of $4,798,150 (including $98,150 of acquisition costs), which is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations", is being allocated as follows:

Assets acquired:
Property and equipment	$11,150
Customer lists/relationships	3,859,000
Covenant not to compete	295,000
Trade name	290,000
Employment contracts	343,000
Goodwill	1,802,000
6,600,150
Liabilities assumed:
Deferred tax liability	1,802,000

Net purchase price	$4,798,150

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives (5 years) of the assets at $108,000 per year. The amortization is not deductible for tax purposes.

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

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

The total purchase price for the acquisition of NAPS of $2,561,697 (including $111,697 of acquisition costs) is being allocated as follows:

Assets acquired:
Property and equipment	$44,697
Customer lists/relationships	1,421,000
Covenant not to compete	464,000
Trade name	336,000
Employment contracts	296,000
Goodwill	839,400
3,401,097
Liabilities assumed:
Deferred tax liability	839,400

Net purchase price	$2,561,697

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 12). The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

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

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

The total purchase price for the acquisition of BDI of $540,000 (including $40,000 of acquisition costs) is being allocated as follows:

Assets acquired:
Customer lists/relationships	$540,000
Goodwill	389,548
929,548

Liabilities assumed:
Other Liabilities	173,548
Deferred tax liabilities	216,000

Net purchase price	$540,000

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 12). The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

The Pension Alliance, Inc.
On February 28, 2007, we entered into a Stock Purchase Agreement (the “TPA Agreement") to purchase 100% of the Common Stock of The Pension Alliance, Inc. ("TPA"). The Company paid $3,250,000 in cash, issued convertible promissory notes for an aggregate of $675,000 with the first convertible promissory note in the amount of $337,500 payable April 28, 2008 and the second convertible promissory note in the amount of $337,500 payable April 28, 2009, and issued an aggregate of 1,088,710 shares of common stock of the Company valued at $675,000. The convertible promissory notes are convertible into shares of common stock of the Company at a conversion price of $0.62 per share. In the event that certain EBITDA targets are not achieved by TPA during the 24 months following the closing date, then the convertible promissory notes and shares of common stock will be reduced by the amount of such shortfall. In the event that certain EBITDA targets are achieved, then the Company is obligated to pay to the Sellers an additional purchase price in the form of cash, convertible promissory notes and shares of common stock. The total consideration paid was $4,600,000.

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

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

The total purchase price for the acquisition of TPA of $4,730,000 (including $130,000 of acquisition costs) is being allocated as follows:

Assets acquired:
Customer lists/relationships	$2,470,000
Covenant not to compete	1,713,000
Trade name	291,000
Employment contracts	256,000
Goodwill	2,221,094
6,951,094

Liabilities assumed:
Unearned revenue	1,014,294
Deferred tax liability	1,206,800

Net purchase price	$4,730,000

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 12). The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

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

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

The total purchase price for the acquisition of Pentec and PCM of $3,391,376 (including $174,376 of acquisition costs) is being allocated as follows:

Assets acquired:
Property and equipment	$289,364
Customer lists/relationships	2,351,000
Covenant not to compete	1,731,000
Trade name	187,000
Employment contracts	287,000
Goodwill	1,142,092
5,987,456

Liabilities assumed:
Unearned revenue	1,184,854
Deferred tax liability	1,142,092
Other Liabilities	269,134

Net purchase price	$3,391,376

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 12). The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

Supplemental Disclosure of Non-Cash Investing and Financing Activities
In conjunction with the Company's acquisitions, notes and common stock were issued and liabilities were assumed as follows:

2006:	Valley Forge	The Lamoriello Entities	NAPS

Fair value of assets acquired	$8,705,400	$6,600,150	$3,401,097
Cash paid	(3,714,500)	(3,298,150)	(1,861,697)
Notes issued	-	-	(700,000)
Common stock issued	(3,444,500)	(1,500,000)	-
Total liabilities assumed	$1,546,400	$1,802,000	$839,400

2007:	Benefit Dynamics Inc.	Pentec Inc. and PCM	The Pension Alliance Inc.

Fair value of assets acquired	$929,548	$5,987,456	$6,951,094
Cash paid	(340,000)	(1,691,376)	(3,380,000)
Notes issued	(200,000)	(1,450,000)	(675,000)
Common stock issued	-	(250,000)	(675,000)
Total liabilities assumed	$389,548	$2,596,080	$2,221,094

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Pro forma Information (unaudited)
The following unaudited pro forma information for the year ended December 31, 2007 is presented as if the acquisitions of TPA, Pentec, and PCM had occurred at January 1, 2007. The following unaudited pro forma information for the year ended December 31, 2006 is presented as if the acquisitions of The Lamoriello Entities, NAPS, TPA, Pentec, PCM, and BDI had occurred at January 1, 2006. The unaudited pro forma information does not purport to represent what the actual results of operations of the Company would have been had the above occurred, nor does it purport to predict the results of operations of future periods.

	Year Ended December 31, 2007	Year Ended December 31, 2006

Revenues	$36,373,875	$34,051,496

Net loss available to common shareholders	$(8,298,046)	$(3,521,372)

Loss per common share - basic and diluted	$(0.30)	$(0.14)

Note 12—Goodwill and Other Intangible Assets

Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance at January 1, 2006	$9,818,274
Goodwill acquired during the year	7,560,696
Less disposals	(375,600)
Balance as of December 31, 2006	17,003,370
Goodwill acquired during the year	3,752,734
Purchase Price Adjustment	(51,072)
Balance as of December 31, 2007	$20,705,032

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Other Intangible Assets
Other intangible assets recognized in connection with the Company's PAS, SHRA Group, ABR, Valley Forge, The Lamoriello Entities, NAPS, BDI, Pentec, PCM and TPA acquisitions include the following:

	Gross Carrying Amount	Amortization	Net	Estimated Lives

Customer lists / relationships	$28,161,884	$4,646,387	$23,515,497	5 - 15 years
Covenants not to compete	7,624,600	3,272,022	4,352,578	2 - 4 years
Trade name	1,104,000	105,338	998,662	7 - 15 years
Employment agreements	1,532,000	1,086,625	445,375	1 - 2 years
	$38,422,484	$9,110,373	$29,312,112

The Company defines customer lists/relationships as the acquired firm's existing client relationships that provide a significant source of income through recurring revenue over the course of the economic life of the relationships.

These other intangible assets will be amortized by use of the straight-line method over the estimated lives of the assets. During the years ended December 31, 2007 and 2006, amortization expense related to customer lists/relationships and other intangible assets were approximately $5,555,000 and $2,896,000, respectively. We periodically evaluate the recoverability of intangible assets, taking into account events or circumstances that may warrant a revision to estimated useful lives or impairment conditions.

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

Note 13—Separation and Consulting Agreement
On May 16, 2007, the Company executed a Separation and Consulting Agreement (the “Neuhaus Agreement”) with Len Neuhaus, the Company’s Chief Operating Officer (“the Former Executive”). Under the terms of the Neuhaus Agreement, the Former Executive will receive compensation through March 31, 2008 and existing health and insurance benefits through May 31, 2008. In the event of a change in control of ownership or upon the Company raising at least an aggregate of $10.0 million, the Company’s obligation to the Former Executive is accelerated. The closing of the secured term notes on November 30, 2007 resulted in the payment of the remaining portion of his compensation. In addition, the Former Executive received 100,000 shares of common stock. The Company recorded $80,000 of stock-based compensation during this second quarter for his share. The Company recorded compensation expense of $230,671 related to the separation of the Former Executive during the second quarter. Under the terms of the Neuhaus Agreement, the Former Executive made himself available for consulting services through July 31, 2007 and received $180,000 in compensation for those services.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Note 14 – Related Party Agreements

In November 2005 the Company granted Duncan Capital Group LLC (an entity controlled by Michael Crow, one of the Company’s shareholders) and DCI Master LDC ("Optionees") a five-year option to purchase up to 250,000 shares of common stock in the company at an exercise price of $1.00 per share, in consideration for Optionee's agreeing, in connection with our acquisition of American Benefit Resources, Inc. ("ABR"), to enter into a put agreement with ABR and IBF Fund Liquidating LLC whereby Optionees may become obligated, between the second and third anniversaries of the closing of the acquisition, to repurchase, for up to $1 million, the shares delivered to IBF Fund Liquidating LLC as a portion of the purchase price of ABR. On December 20, 2006, the Company and the Optionees entered into an agreement (the "Optionee Agreement") pursuant to which the Company agreed to make a payment to the Optionees of $1.49 less the market value per share (as defined in the Optionee Agreement) for each share purchased by the Optionees from Sellers in the event that the Sellers exercise their put with the Optionees. In November 2007, the Company and DC Associates terminated the Optionee Agreement. As part of the terms of the termination of this agreement, the Company became liable directly to ABR and IBF Fund Liquidating LLC for the put agreement. The Company has recorded a liability for the fair value of the put with ABR of approximately $517,000 at December 31, 2007.

On January 1, 2006, the Company entered into an Advisory Agreement with DC Associates LLC to act as our financial consultant in arranging equity or debt financings in consideration for a monthly fee of $10,000 and a negotiated fee in connection with the closing of any public offering, private offering, merger or acquisition. On January 16, 2007, the Company elected to extend the Advisory Agreement, effective January 1, 2007, for a period of one year. DCA is controlled by Michael Crow, one of our shareholders.

In February 2007, the Board of Directors approved a compensation structure with Duncan Capital Group LLC in consideration for services associated with potential financings as well as strategic business combinations or acquisitions. As compensation for such structure, the Company agreed to provide Duncan Capital Group LLC with an initial retainer of $100,000 (which shall be applied towards future fees). Further, the Company agreed to pay Duncan Capital Group LLC $250,000 upon the execution of a term sheet or letter of intent with terms in excess of $1.50 as well as 2.5% of the aggregate increase in value over $1.50 per share.

On November 30, 2007, the Company and DC Associates LLC (“DCA”) and Michael Crow entered into an agreement whereby the Advisory Agreement dated January 1, 2006, as amended, and subsequently the DCA Agreement, pursuant to which DCA agreed to provide the Company with financial consulting services was terminated in consideration of the payment of $80,000 by the Company to DCA. The Company paid legal fees of approximately $6,000 on behalf of DCA related to the termination of the Advisory Agreement.

The Company rented office space for Steve Ross, CEO, from DCA on a month-to-month basis for the months of April to November 2007. For the year ended December 31, 2007, the Company paid $16,000 under this arrangement. In December 2007, the Company committed to a 25 month term for the aforementioned office space and prepaid the duration of the commitment ($50,000) to DCA. In 2006, the Company paid DCA a monthly rent expense of $15,000 per month in a month to month arrangement. For the year ended December 31, 2006, the Company paid $90,000 under this arrangement.

Commencing July 1, 2006, the Company leased four offices in New York, New York from Cohen Tauber Spievack & Wagner LLP at the rate of $8,600 per month.. Arthur Emil, a director of our company, is a partner with Cohen Tauber Spievack & Wagner LLP. The Company has terminated the lease for this space as of June 30, 2007. For the year ended December 31, 2007, the Company paid $51,600 under this arrangement.