Form 10-Q
period 2008-03-31
National Investment Managers Inc.
filed 2008-05-15
CIK 770461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
 WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2008 OR

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
(Address of principal executive offices)

(614) 923-8822
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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer or smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller Reporting Company  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)

Yes ☐ No ☒

As of May 9, 2008, 36,789,620 shares of $.001 par value common stock of the registrant were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - March 31, 2008 (unaudited) and December 31, 2007 (audited)	3

Condensed Consolidated Statements of Operations - Three months ended March 31, 2008 and 2007 (unaudited)	4

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2008 and 2007 (unaudited)	5

Notes to Condensed Consolidated Interim Financial Statements	7-15

Item 2. Management's Discussion and Analysis or Plan of Operations	16-22

Item 3. Quantitative and Qualitative Disclosures about Market Risks	22

Item 4. Controls and Procedures	23

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	24

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	24

Item 3. Defaults upon Senior Securities	24

Item 4. Submission of Matters to a Vote of Security Holders	24

Item 5. Other Information	24

Item 6. Exhibits	25

SIGNATURES	37

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$3,911,185	$3,254,759
Accounts receivable, net	4,015,483	3,383,396
Prepaid expenses and other current assets	697,132	797,605

Total current assets	8,623,800	7,435,760

Property and equipment, net	1,040,165	1,078,523

Other assets:
Goodwill	23,146,651	20,705,032
Customer lists/relationships, net	22,835,481	23,515,497
Other intangibles, net	5,124,699	5,796,615
Deferred financing costs	1,305,806	1,424,413

Total other assets	52,412,637	51,441,557

Total assets	$62,076,602	$59,955,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Short-term debt	$1,000,000	$1,000,000
Long-term debt, current portion	1,811,576	809,813
Accounts payable	461,289	632,109
Unearned revenue	6,866,210	5,012,156
Accrued expenses and other current liabilities	5,086,405	3,976,498

Total current liabilities	15,225,480	11,430,576

Long-term liabilities:
Long-term debt, less current portion	18,648,582	18,916,147
Preferred dividends payable	4,389,819	3,892,419
Derivative financial instruments	4,999,740	5,375,897
Deferred tax liability	5,922,407	6,293,805

Total long-term liabilities	33,960,548	34,478,268

Total liabilities	49,186,028	45,908,844

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; 4,000,000 designated as Series A shares - 2,420,000 shares issued and outstanding as of March 31, 2008 and December 31, 2007
(liquidation preference $2,420,000 as of March 31, 2008 and December 31, 2007); 4,000,000
designated as Series B shares - 3,615,000 and 3,715,000 shares issued outstanding as of March 31,
2008 and December 31, 2007, respectively (liquidation preference $7,230,000 and $7,430,000 as of
March 31, 2008 and December 31, 2007, respectively); 1,000,000 designated as Series C shares -
770, 834 shares issued and outstanding as of March 31, 2008 and December 31, 2007 (liquidation preference $9,250,008 as of March 31, 2008 and December 31, 2007); 500,000 designated as Series D shares - 409,500 shares issued and outstanding as of March 31, 2008 and December 31, 2007
(liquidation preference $8,190,000 as of March 31, 2008 and December 31, 2007); and 60,000
designated as Series E shares - 29,350 shares issued and outstanding as of March 31, 2008 and
December 31, 2007 (liquidation preference $5,870,000 as of March 31, 2008 and December 31, 2007)	7,245	7,345
Common stock, $.001 par value, 100,000,000 shares authorized, 36,439,620 and 35,539,620 shares
issued and outstanding as of March 31, 2008 and December 31, 2007, respectively.	36,440	35,540
Additional paid-in capital	33,514,965	33,004,741
Accumulated deficit	(20,668,076)	(19,000,630)

Total stockholders' equity	12,890,574	14,046,996

Total liabilities and stockholders' equity	$62,076,602	$59,955,840

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Revenues:	$8,940,459	$6,660,961

Operating Expenses
Selling, General and Administrative Expenses	7,957,291	6,770,043
Depreciation and Amortization	1,739,387	1,402,137
Stock-Based Compensation	511,023	170,655

Total Operating Expenses	10,207,701	8,342,835

Operating Loss	(1,267,242)	(1,681,874)

Other Income (Expenses):
Change in Fair Value of Derivative Financial Instruments	376,157	(495,905)
Interest Expense	(663,703)	(1,181,953)
Interest, Dividend and Rental Income	13,346	44,191

Total Other Expense, net	(274,200)	(1,633,667)

Loss before deferred income tax benefit	(1,541,442)	(3,315,541)

Deferred income tax benefit	371,397	157,950

Net loss before preferred stock dividends	(1,170,045)	(3,157,591)

Less: Preferred stock dividends	(497,400)	(518,050)

Net loss available to common stockholders	$(1,667,445)	$(3,675,641)

Loss per common share - basic and diluted	$(0.05)	$(0.14)

Weighted average common shares outstanding - basic and diluted	36,280,000	25,879,000

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ending
	March 31, 2008	March 31, 2007
Net cash provided by operating activities	$1,193,843	$965,530

Cash flows from investing activities:
Purchases of property and equipment	(72,441)	(46,157)
Acquisition of Benefit Dynamics	-	(340,000)
Acquisition of Pentec and Pentec Capital Management	-	(1,864,925)
Acquisiton of Pension Alliance	-	(3,380,000)

Net cash used in investing activities	(72,441)	(5,631,082)

Cash flows from financing activities:
Payments on long-term debt and notes	(460,636)	(20,573)
Proceeds from sale of common and preferred shares, net	-	1,150,219
Payment of deferred financing costs	(4,340)	-

Net cash provided by (used in) financing activities	(464,976)	1,129,646

Net increase (decrease) in cash	656,426	(3,535,906)

Cash, beginning of period	3,254,759	6,191,301

Cash, end of period	$3,911,185	$2,655,396

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$611,242	$1,935,044

Cash paid during the period for taxes	$72,753	$54,202

Supplemental schedules of noncash investing and
financing activities:
Accrued preferred dividends	$497,400	$518,050

Noncash components of acquisition of CIAS	$2,441,619	$-

Capitalization of accrued interest on secured term notes	$91,473	$322,235

See accompanying notes to condensed consolidated interim financial statements

In conjunction with the Company's acquisitions, notes and common stock were issued and liabilities were assumed as follows (See Notes 11, 12, 13 and 14):

		Pentec Inc. and Pentec
2007:	Benefit Dynamics Inc.	Capital Management	The Pension Alliance Inc.

Fair value of assets acquired	$929,548	$5,987,456	$6,951,094
Cash paid	(340,000)	(1,691,376)	(3,380,000)
Notes issued	(200,000)	(1,450,000)	(675,000)
Common stock issued	-	(250,000)	(675,000)
Total liabilities assumed	$389,548	$2,596,080	$2,221,094

California Investment
2008:	Annuity Sales, Inc.

Fair value of assets acquired	$2,441,619
Due to sellers	(1,491,619)
Notes issued	(950,000)
Total liabilities assumed	$-

National Investment Managers Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Note 1. Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and related notes included in National Investment Managers Inc. Form 10-KSB for the year ended December 31, 2007.

The operating results for the three months ended March 31, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2. Background and Liquidity

National Investment Managers Inc. (the “Company”) is in the principal business of acquiring and managing operating entities that offer third party administration primarily of retirement plans, financial and investment advisory services and insurance products to small and medium sized businesses in the United States and to high-net worth individuals. As of March 31, 2008, the Company owned 19 operating units in eleven states. The Company’s headquarters is located in Dublin, Ohio.

At March 31, 2008 and December 31, 2007, the Company's working capital deficit was approximately $6.6 million and $4.0 million, respectively and its accumulated deficit was approximately $20.7 million and $19.0 million, respectively. For the three months ended March 31, 2008 and March 31, 2007, the Company's net losses before preferred stock dividends were approximately $1.2 million and $3.2 million, respectively and its cash flows from operations were approximately $1.2 million and $1.0 million, respectively. Based upon management's current forecast of future revenues from its acquired businesses, its history of capital raising and other factors, the Company believes its cash resources will be adequate to support its acquisition model and fund operations in 2008.

Note 3. Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 is effective for us beginning January 1, 2008. (See Note 10).

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123R. The adoption of SAB No. 110 did not have a material effect on the Company’s financial position, results of operations and cash flows.

Note 4. New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS No. 160 is effective for us beginning January 1, 2009. Management is currently evaluating the potential impact of applying the provisions of SFAS No. 160 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)") which requires the acquiring entity in a business combination to recognize most identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination at full fair value; establishes the acquisition- date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for us beginning January 1, 2009. Management is currently evaluating the impact of applying the provisions of SFAS 141(R) on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for us beginning January 1, 2009. Management is currently evaluating the impact of applying the provisions of SFAS 161 on our consolidated financial statements.

Note 5. Long-term Debt and Derivative Liabilities

Long-term debt activity for the three months ended March 31, 2008 consisted of the following:

	(Audited)				(Unaudited)
	Balances at	Add:	Less:	Add:	Balances at
	December 31, 2007	New Debt	Payments	Amortization	March 31, 2008
Senior Term Note	$8,000,000	-			8,000,000
Subordinated Sr Note	12,032,000	91,473			12,123,473
Seller notes	2,725,000	950,000	(450,000)		3,225,000
Capitalized leases	95,191		(10,636)		84,556
	22,852,191				23,433,029
Less: unamortized debt discount	(3,126,231)			153,360	(2,972,871)
	19,725,960				20,460,158
Less: current portion	(809,813)				(1,811,576)
	$18,916,147				$18,648,582

Seller Financing
In connection with our acquisition strategy, part of the purchase price is paid through seller financed instruments. As of March 31, 2008, total funds due to former owners were $3,225,000. Of this amount, $1,237,500 is due in the next 12 months and $1,987,500 is due thereafter. Seller financed instruments bear interest at 6% per annum. All seller financed instruments are uncollateralized. Currently, $675,000 of the notes may be convertible into common stock in lieu of cash. The number of shares of common stock issuable upon a conversion equals the quotient obtained by dividing the outstanding amount of the notes to be converted by the conversion price of $0.62.

Revolving Line of Credit, Senior Term Note and Subordinated Senior Term Note
On November 30, 2007, the Company entered into (i) a Revolving Line of Credit and Term Loan Agreement (the "Senior Loan Agreement") with a Senior Lender and (ii) a Securities Purchase and Loan Agreement (the "Subordinated Senior Agreement") with Subordinated Senior Lenders. Pursuant to the Senior Loan Agreement, the Company issued and sold a Revolving Line of Credit Note in the initial amount of $1,000,000 (the "Revolver") and a Term Loan Promissory Note in the initial amount of $8,000,000 (the "Term Loan"). The Term Loan and the Revolver mature on July 31, 2010. As of March 31, 2008, the outstanding principal balance of the Revolving Line of Credit and the Term Loan Promissory Note was $1.0 million and $8.0 million, respectively and the interest rate was 5.872% on each.

Pursuant to the terms of the Subordinated Senior Agreement, the Company issued and sold three Senior Secured Term Notes in the aggregate amount of $12 million. The Subordinated Senior Notes mature on the earlier of January 31, 2011, the occurrence of a capital transaction or an event of default. A capital transaction includes the sale, disposition, dissolution or liquidation of the Company's assets or subsidiaries, the acquisition by any person of 30% or more of the Company's common stock or a public offering in the minimum amount of $20,000,000 (a "Capital Transaction"). The Company may prepay the Subordinated Senior Notes at anytime after May 30, 2009. As of March 31, 2008, the outstanding principal balance of the Subordinated Senior Notes was approximately $12.1 million.

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

Derivative Liabilities
Pursuant to Paragraph 12 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Subordinated Senior Warrants and the Fee Agreement, meet the requirements of and are accounted for as a liability since they could require net-cash settlement by the Company. This option to net-cash settle is out of the Company’s control. The value of the Subordinated Senior Warrants and the Fee Agreement was determined using the formula outlined in section 11 of the Securities Purchase and Loan Agreement and section 1.3 of the Fee Agreement. The value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise, the related liability is removed by recording an adjustment to additional paid-in-capital. At March 31, 2008, the Subordinated Senior Warrants had a value of $2,829,747 and the Fee Agreement had a value of $551,614.

Pursuant to Paragraph 17 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company has warrants and options (collectively “the derivative financial instruments”) that meet the requirements of and are accounted for as a liability as they contain registration rights and the agreement is silent on how the contract would be settled. By being silent, the agreement assumes net-cash settlement in the event that the Company is unable to deliver registered shares. The value of the derivative financial instruments was determined using a Black-Scholes option pricing model with the following assumptions: expected term - 3-8 years, volatility - 60%, risk free rate - 2.5% to 3.2%, which coincides with the remaining expected life of the derivative financial instruments, and zero dividend yield. Their value is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise, the related liability is removed by recording an adjustment to additional paid-in-capital. As of March 31, 2008, the derivative financial instruments had a value of $1,094,888.

Note 6. Stockholders’ Equity

Series B Preferred Stock Conversion
During 2008, a holder of 100,000 shares of Series B Convertible Preferred Stock converted those share into 200,000 shares of common stock.

Common Stock
On January 2, 2008, the Company issued 700,000 shares of common stock to the Chief Executive Officer as part of his November 30, 2007 employment agreement.

Note 7. Stock-Based Compensation

The Company complies with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (2004 Revised), "Share Based Payment". SFAS No. 123(R) requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility range of 25.0% to 60.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 10 years, and a range of risk-free interest rates of 2.75% to 4.19% which coincides with the expected life of the options and warrants at the time of issuance. During the three month periods ended March 31, 2008 and March 31, 2007, the Company recorded stock-based compensation of $511,023 and $170,625, respectively. There was no cash flow effect resulting from these arrangements.

The following is a summary of all option activity through March 31, 2008:

			Weighted Avg.
	Number of		Remaining	Aggregate
	Shares	Weighted	Term	Instrinsic
	Outstanding	Avg. Price	(in years)	Value

Outstanding, December 31, 2007	4,054,963	$0.83	3.91	$222,800
Granted	15,000	$0.70
Exercised	-
Expired	-
Outstanding, March 31, 2008	4,069,963	$0.83	3.65	$208,750

Exercisable, March 31,2008	2,903,296	$0.90	3.32	$96,750

We settle stock option exercises with newly issued shares of common stock. The total compensation cost not yet recognized for non-vested awards of $311,931 has a weighted average period of 1.65 years over which the compensation expense is expected to be recognized.

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

Unexercised stock options and warrants to purchase common stock, and preferred stock and notes convertible into common stock as of March 31, 2008 and 2007, respectively, are as follows:

	March 31, 2008	March 31, 2007

Options and warrants	26,742,019	14,763,848
Preferred stock	32,960,008	34,710,008
Convertible notes	1,088,710	3,885,088
	60,790,737	53,358,944

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2008 and March 31, 2007, respectively, since their inclusion would be anti-dilutive.

Note 9. Income Taxes

In June 2006, the FASB issued FIN 48 - Accounting for Uncertainty of Income Taxes, an Interpretation of FASB Statement No. 109, to create a single model to address accounting for uncertainty in tax provisions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in jurisdictions in all tax years in which the statue of limitations remains open upon the initial date of adoption are required to be assessed. For a tax benefit to be recognized it must be more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s financial position, results of operations, or cash flows for the three months ended March 31, 2008 and March 31, 2007, respectively. Additionally, FIN 48 provides guidance on the recognition of interest and penalties related to income taxes. There is no interest or penalties related to income taxes that have been accrued or recognized as of March 31, 2008.

Note 10. Fair Value Measurements

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

The liabilites measured at fair valued on a recurring basis as of March 31, 2008 are as follows:

Fair Value at Reporting Date Using

Quoted Price in
		Active Markets	Significant Other	Significant
		for Indentical	Observable	Unobsesrvable
		Assets	Inputs	Inputs
Description	March 31, 2008	(Level 1)	(Level 2)	(Level 3)

Derivative financial instruments	$4,999,740	$-	$-	$4,999,740

Reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs as of March 31, 2008 is as follows:

Fair Value
Measurments
Using Significant
Unobsesrvable
Inputs
(Level 3)

Beginning balance - 12/31/2007	$5,375,897
Total (gains) losses (realized/unrealized)
Included in earnings (or changes in net liabilities)	(376,157)

Ending balance - 03/31/2008	$4,999,740

The amount of total (gains) losses for the period included
in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) losses relating to assets still
held at the reporting date	$(376,157)

Note 11. Acquisition of Benefit Dynamics, Inc.

On January 2, 2007, the Company entered into and closed a Stock Purchase Agreement (the "BDI Agreement") with Jo Ann Massanova and Carmen LaVerghetta ("Sellers") and Benefit Dynamics, Inc. ("BDI"). Pursuant to the BDI Agreement, the Company acquired and, the Sellers sold, 100% of the outstanding securities in BDI. In consideration for 100% of the outstanding securities in BDI, the Company paid the Sellers $300,000 in cash, issued the Sellers promissory notes for an aggregate of $200,000. The first promissory notes in the amount of $100,000 were paid on March 2, 2008 and the second promissory notes in the amount of $100,000 are payable on March 2, 2009. The total consideration paid was $500,000.

The Company’s strategy in purchasing BDI was to acquire a pension advisory organization with recurring revenue streams and consolidate this business to take advantage of economics of scale, efficiencies, and cross-selling opportunities. BDI had demonstrated stable revenue growth and cash flow with low client attrition rates.

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

The total purchase price for the acquisition of BDI of $540,000 (including $40,000 of acquisition costs) is being allocated as follows:

Assets acquired:
Customer lists/relationships	$540,000
Goodwill	389,548

929,548
Liabilities assumed:
Deferred tax liability	216,000
Other liabilities assumed	173,548

Net purchase price	$540,000

The identifiable intangible assets listed above will be amortized over the estimated useful lives of the assets at $52,000 per year.

Note 12. Acquisition of Pentec, Inc. and Pentec Capital Management, Inc.

On February 28, 2007, the Company entered into and closed a Stock Purchase Agreement (the "Pentec Agreement") with Michael E. Callahan ("Callahan"), Pentec, Inc. ("Pentec ") and Pentec Capital Management, Inc. ("PCM"). Pursuant to the Agreement, the Company acquired and, Callahan sold, 100% of the outstanding securities in Pentec and PCM. In consideration for 100% of the outstanding securities in Pentec and PCM, the Company paid Callahan $1,517,000 in cash, issued Callahan an aggregate of 403,225 shares of common stock of the Company valued at $0.62 per share for a total value of $250,000, and issued Callahan promissory notes for an aggregate of $1,450,000 with payments to be made in accordance with the following schedule: (i) $300,000 was paid on November 1, 2007, (ii) $300,000 was paid on May 1, 2008, (iii) $250,000 is payable on November 1, 2008, (iv) $300,000 is payable on May 1, 2009 and (v) $300,000 is payable on November 1, 2009. The total consideration paid was $3,217,000.

The Company’s strategy in purchasing Pentec and PCM was to acquire a pension advisory organization with recurring revenue streams and consolidate this business to take advantage of economies of scale, efficiencies, and cross-selling opportunities. Pentec and PCM had demonstrated stable revenue growth and cash flow with low client attrition rates.

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

The total purchase price for the acquisition of Pentec and PCM of $3,391,376 (including $174,376 of acquisition costs) is being allocated as follows:

Assets acquired:
Property and equipment	$289,364
Customer lists/relationships	2,351,000
Covenant not to compete	1,731,000
Trade name	187,000
Employment agreements	287,000
Goodwill	1,142,092

5,987,456
Liabilities assumed:
Unearned revenue	1,184,854
Deferred tax liability	1,142,092
Other liabilities assumed	269,134

Net purchase price	$3,391,376

The identifiable intangible assets listed above will be amortized over the estimated useful lives of the assets. The total initial purchase price will be adjusted for actual acquisition and closing cost. Additional consideration or adjustments will be recorded in the consolidated financial statements as goodwill.

Note 13. Acquisition of The Pension Alliance, Inc.

On February 28, 2007, we entered into a Stock Purchase Agreement (the “TPA Agreement") to purchase 100% of the Common Stock of The Pension Alliance, Inc. ("TPA"). The Company paid $3,250,000 in cash, issued convertible promissory notes for an aggregate of $675,000, and issued 1,088,710 shares of common stock of the Company valued at $675,000. The first convertible promissory note in the amount of $337,500 was paid on April 28, 2008 and the second convertible promissory note in the amount of $337,500 is payable on April 28, 2009. The outstanding convertible promissory note is convertible into shares of common stock of the Company at a conversion price of $0.62 per share. In the event that certain EBITDA targets are not achieved by TPA during the 24 months following the closing date, then the convertible promissory notes and shares of common stock will be reduced by the amount of such shortfall. The total consideration paid was $4,600,000.

The Company’s strategy in purchasing TPA was to acquire a pension advisory organization with recurring revenue streams and consolidate this business to take advantage of economies of scale, efficiencies, and cross-selling opportunities. TPA had demonstrated stable revenue growth and cash flow with low client attrition rates.

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

On May 14, 2008, the Company executed a Settlement Agreement and Release (the “Settlement Agreement”) with the Sellers of TPA under which the parties agreed to resolve certain aspects of the TPA Agreement. Under the Settlement Agreement, the Company agreed to pay to Sellers an aggregate amount of $1,750,000 consisting of (1) $1,250,000 in cash payable on or before July 31, 2008 and (2) $500,000 payable under two promissory notes each in the amount of $250,000 (one payable on April 30, 2009 and one payable on October 31, 2009). The parties also agreed to adjust the payment of the promissory notes down if certain financial targets were not met. In addition, the parties agreed to mutually release the other party from certain claims that might arise under the TPA Agreement.

Note 14. Acquisition of California Investment and Annuity Sales

On April 3, 2008, the Company signed a Stock Purchase Agreement (the “CIAS Agreement”) with Richard Kaplan and Anthony Delfino (“Sellers”) and California Investment and Annuity Sales, Inc. (“CIAS”). The CIAS Agreement was effective as of March 31, 2008. Pursuant to the CIAS Agreement, the Company acquired and the Sellers sold, 100% of the outstanding securities in CIAS. In consideration for 100% of the outstanding securities in CIAS, the Company paid the Sellers $1,425,000 in cash, issued the Sellers promissory notes for an aggregate of $950,000 with the first promissory notes in the amount of $475,000 payable June 3, 2009 and the second promissory notes in the amount of $475,000 payable June 3, 2010 . In the event that certain EBITDA targets are not achieved by CIAS during the 24 months following the closing date, then the convertible promissory notes will be reduced by the amount of such shortfall. The total consideration paid was $2,375,000.

The Company’s strategy in purchasing CIAS was to acquire an investment service organization with recurring revenue streams and consolidate this business to take advantage of economies of scale, efficiencies, and cross-selling opportunities. CIAS has demonstrated stable revenue growth and cash flow with low client attrition rates.

As part of the consideration received for the sale of CIAS, Richard Kaplan was awarded one-year employment agreement and Anthony Delfino a one-year consulting agreement, and agreed to be bound by non-disclosure and non-solicit agreements.

The acquisition of CIAS is accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

The purchase price of $2,375,000 (excluding acquisition costs) has currently been allocated to goodwill. Allocation of the purchase price to acquired intangible assets and goodwill will be made during the second quarter of 2008.

Note 15. Unaudited Proforma interim Financial Information - Three months ended March 31, 2008 and 2007

The results of operations of the Company’s various acquisitions have been included in the accompanying unaudited condensed consolidated statements of operations since the respective acquisition dates.

The following unaudited proforma information gives effect to the acquisitions of CIAS, BDI, Pentec, PCM and TPA, as if the acquisitions all took place on January 1, 2007. The Proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007

Revenues	$9,071,499	$7,744,148

Net loss available to common shareholders	$(1,645,213)	$(3,159,165)

Loss per common share - basic and diluted	$(0.05)	$(0.12)

ITEM 2. Management’s Discussion and Analysis or Plan of Operations

Results of Operations:

Three Month Period Ended March 31, 2008 Compared to March 31, 2007

	(Unaudited)		(Unaudited)
	Three Months Ended	% of	Three Months Ended	% of	$ Change	% Change
	March 31, 2008	Revenues	March 31, 2007	Revenues	2008 to 2007	2008 to 2007

Revenues	$8,940,459	100.0%	$6,660,961	100.0%	$2,279,498	34.2%

Operating expenses
Selling, general and administrative expenses	7,957,291	89.0%	6,770,043	101.6%	1,187,248	17.5%
Depreciation and amortization	1,739,387	19.5%	1,402,137	21.1%	337,250	24.1%
Stock-based compensation	511,023	5.7%	170,655	2.6%	340,368	199.4%

	10,207,701	114.2%	8,342,835	125.2%	1,864,866	22.4%

Operating income	(1,267,242)	-14.2%	(1,681,874)	-25.2%	414,632	-24.7%

Other income (expenses):
Change in fair value of derivative financial instruments	376,157	4.2%	(495,905)	-7.4%	872,062	-175.9%
Interest expense	(663,703)	-7.4%	(1,181,953)	-17.7%	518,250	-43.8%
Interest, dividend and rental income	13,346	0.1%	44,191	0.7%	(30,845)	-69.8%

	(274,200)	-3.1%	(1,633,667)	-24.5%	1,359,467	-83.2%

Loss before deferred income tax benefit	(1,541,442)	-17.2%	(3,315,541)	-49.8%	1,774,099	-53.5%

Deferred income tax benefit	371,397	4.2%	157,950	2.4%	213,447	135.1%

Net loss before preferred stock dividends	(1,170,045)	-13.1%	(3,157,591)	-47.4%	$1,987,546	-62.9%

Less preferred stock dividends	(497,400)		(518,050)

Net loss available to common stockholders	$(1,667,445)		$(3,675,641)

Loss per common shares - basic and diluted	$(0.05)		$(0.14)

Weighted average common shares outstanding - basic and diluted	36,280,000		25,879,000

Operating Loss
Revenues for the three months ended March 31, 2008 increased $2,279,498 to $8,940,459 compared to the three months ended March 31, 2007 as shown on the table above. The increase in revenues and operating expenses were due primarily to business generated and costs incurred by firms that were acquired during the first quarter of 2007. In addition, during the quarter ended March 31, 2008, several of our retirement plan administration subsidiaries increased revenues as a result of implementing requirements of the Pension Protection Act of 2006. Operating expenses for the three months ended March 31, 2008 increased $1,864,866 to $10,207,701 over the prior year's comparable three month period. As a percentage of revenue, operating expenses decreased to 114.2% in the 2008 period as compared to 125.2% in the same period last year.

Selling, general and administrative expenses for the three months ended March 31, 2008 increased $1,187,248 to $7,957,291 over the prior year's comparable three month period. As a percentage of revenue, selling, general and administrative expenses decreased to 89.0% in the period as compared to 101.6% in the same period last year.

Depreciation and amortization for the three months ended March 31, 2008 increased $337,250 to $1,739,387 over the prior year's comparable three month period primarily due to amortization of intangible assets acquired in connection with acquisitions during the first quarter of 2007. As a percentage of revenue, depreciation and amortization decreased to 19.5% in the 2008 period as compared to 21.1% in the same period last year.

Stock-based compensation for the three months ended March 31, 2008 increased $340,368 to $511,023 over the prior year's comparable three month period due primarily to the issuances of 700,000 shares of common stock to the CEO as part of his new employment agreement. As a percentage of revenue, stock based compensation increased to 5.7% in the period as compared to 2.6% in the same period last year.

Other Income (Expenses)
Net other income (expenses) was ($274,200) for the three months ended March 31, 2008 as compared to ($1,633,667) for the three months ended March 31, 2007. The change was due primarily to a change in fair value of derivative financial instruments of $872,062 and a decrease in interest expense of $518,250, offset by a decrease in interest and rental income of ($30,845). Interest expense decreased during the first quarter of 2008 as a result of the more favorable interest rates under the new senior term notes and subordinated senior term note.

Preferred Stock Dividends
Preferred stock dividends were $497,400 for the three months ended March 31, 2008 as compared to $518,050 for the three months ended March 31, 2007 due primarily to conversion of 350,000 shares of Series A, 100,000 shares of Series B and 675,000 shares of Series C cumulative preferred stock to common stock during 2008 and 2007.

Liquidity and Capital Resources:

Our cash, working capital (deficit) and stockholders' equity position is disclosed below:

	(Unaudited)	(Audited)
	March 31, 2008	December 31, 2007
Unrestricted Cash	$3,911,185	$3,254,759
Working Capital (deficit)	$(6,601,680)	$(3,994,816)
Stockholders' Equity	$12,890,573	$14,046,996

At March 31, 2008 and December 31, 2007, the Company's working capital deficit was approximately $6.6 million and $4.0 million, respectively and its accumulated deficit was approximately $20.7 million and $19.0 million, respectively. For the three months ended March 31, 2008 and March 31, 2007, the Company's net losses before preferred stock dividends were approximately $1.2 million and $3.2 million, respectively and its cash flows from operations were approximately $1.2 million and $1.0 million, respectively. Based upon management's current forecast of future revenues from its acquired businesses, its recent history of capital raising and other factors, the Company believes its cash resources will be adequate to support its acquisition model and fund operations in 2008.

Details of the changes in cash flows during the three month periods ended March 31, 2008 and 2007 are as follows:

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	March 31, 2008	March 31, 2007
Net cash provided by operating activities	$1,193,843	$965,530

Cash flows from investing activities:
Purchases of property and equipment	(72,441)	(46,157)
Acquisition of Benefit Dynamics	-	(340,000)
Acquisition of Pentec and Pentec Capital Management	-	(1,864,925)
Acquisiton of The Pension Alliance	-	(3,380,000)

Net cash used in investing activities	(72,441)	(5,631,082)

Cash flows from financing activities:
Payments on long-term debt and notes	(460,636)	(20,573)
Proceeds from sale of common and preferred shares, net	-	1,150,219
Payment of deferred financing costs	(4,340)	-

Net cash provided by (used in) financing activities	(464,976)	1,129,646

Net increase (decrease) in cash	656,426	(3,535,906)

Cash, beginning of period	3,254,759	6,191,301

Cash, end of period	$3,911,185	$2,655,396

The Company had unrestricted cash as of March 31, 2008 of $3,911,185, an increase of $656,426 from December 31, 2007.

Net cash provided by operating activities of $1,193,843 was primarily due to non-cash expenses of $1,787,970, a decrease in prepaid expenses of $43,148 and an increase in unearned revenue of $1,854,054, offset by a net loss of $1,170,045, an increase in accounts receivables of $632,087, a decrease in accrued expenses and liabilities of $518,378, and a decrease in accounts payable of $170,819.

The non-cash items were primarily composed of depreciation and amortization of $1,739,037, noncash interest of $285,464 and stock based compensation of $511,023, and offset by a change in the fair value of derivative securities of $376,157 and a change in deferred tax liability of $371,397.

Net cash of $72,441 used in investing activities was due to the purchase of property and equipment.

Net cash of $464,976 used in financing activities was due to $460,636 in payments of long-term debt (primarily seller notes) and $4,340 in the payment of deferred financing costs.

The Company had unrestricted cash as of March 31, 2007 of $2,655,396, a decrease of $3,535,906 from December 31, 2006.

Net cash provided by operating activities of $965,530 was primarily due to non-cash items of $2,294,511, unearned revenues of $2,020,281, and accrued expenses and liabilities of $196,675, offset by a net loss of $3,157,591, increases in receivables and prepaid expenses of $227,182 and a decrease in accounts payable of $161,165.

The non-cash items were primarily composed of depreciation and amortization of $1,402,138, noncash interest of $400,570, stock based compensation of $170,655, stock issued for services of $42,002, and change in the fair value of derivative securities of $495,905 offset by a change in deferred tax liability of $216,759.

Net cash of $5,631,082 used in investing activities was primarily due to $5,584,925 of funds expended in the acquisitions of BDI, Pentec, PCM and TPA and $46,157 used in the purchase of fixed assets.

Net cash of $1,129,646 provided by financing activities was primarily due to the receipt of $1,150,219 of net proceeds from our Series E Preferred Stock Offering.

Seller Financing
In connection with our acquisition strategy, part of the purchase price is paid through seller financed instruments. As part of the acquisition of CIAS, we issued the Sellers promissory notes for an aggregate of $950,000 with the first promissory notes in the amount of $475,000 payable June 3, 2009 and the second promissory notes in the amount of $475,000 payable June 3, 2010.

Future Contractual Obligations
The following table shows the Company's present and future contractual obligations as of March 31, 2008:

(Unaudited)
March 31, 2008

	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years

Operating Lease Obligations	$5,912,721	$1,725,213	$2,963,254	$1,224,253

Employment Contracts	$1,831,250	$1,475,000	$356,250	$-

Short and Long Term Debt	$24,433,029	$2,811,576	$21,621,453	$-

Total Contractual Cash Obligations	$32,177,000	$6,011,790	$24,940,967	$1,224,253

Critical Accounting Policies and Estimates
We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements:

•	Revenue Recognition
•	Management's Estimates
•	Goodwill / Intangible Assets
•	Share-based Payments

Revenue Recognition
We generate revenue primarily from the following three sources:

•	Third party administration;
•	Financial planning and investment advisory fees and securities commissions;
•	Insurance commissions.

The Company recognizes revenue from these sources, as follows:

Third party administration:
•	Persuasive evidence of an arrangement between the Company and its clients exists;
•	Delivery of the product to the customer has occurred or service has been provided to the customer;
•	The price to the customer is fixed and determinable;
•	Collectability of the sales price is reasonably assured.

Financial planning and investment advisory fees and securities:
•	As services are rendered;
•	Contingent commissions are recorded as revenue when received.

Insurance:
•	The policy application is substantially complete;
•	The premium is paid;
•	The insured party is contractually committed to the purchase of the insurance policy.

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

Adoption of New Accounting Pronouncements
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

In December 2007, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 110 (“SAB 110”). SAB 110 was effective January 1, 2008 and expresses the views of the Staff of the SEC regarding the use of the simplified method, as discussed in SAB No. 107, in developing an estimate of the expected term of "plain vanilla" share options in accordance with SFAS No. 123R. The adoption of SAB No. 110 did not have a material effect on the Company’s financial position, results of operations and cash flows.

New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest, and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interest of the noncontrolling owners. SFAS No. 160 is effective for us beginning January 1, 2009. Management is currently evaluating the potential impact of applying the provisions of SFAS No. 160 on our consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)") which requires the acquiring entity in a business combination to recognize most identifiable assets acquired, liabilities assumed, noncontrolling interests and goodwill acquired in a business combination at full fair value; establishes the acquisition- date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for us beginning January 1, 2009. Management is currently evaluating the impact of applying the provisions of SFAS 141(R) on our consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for us beginning January 1, 2009. Management is currently evaluating the impact of applying the provisions of SFAS 161 on our consolidated financial statements.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
For the period ended March 31, 2008, we conducted an evaluation, under the supervision and with the participation of our chief executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Our evaluation was based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation, management concluded that our internal controls over financial reporting were not effective as of March 31, 2008.

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
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of management and directors; and

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

Our management assessed the effectiveness of our internal controls over financial reporting as of March 31, 2008. Based on our assessment, management concluded that the Company did not maintain effective internal control over financial reporting during 2008. During the course of our assessment we noted the following material weaknesses:

• Data of three of our subsidiaries is residing on a shared network supported by a related party of the Company.

In connection with its evaluation and assessment, during the first and second quarters of 2008, management began remediation efforts to address the noted material weakness.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

January 2, 2008
On November 30, 2007 the Company entered into an employment agreement with Steve Ross pursuant to which he was issued 700,000 shares of restricted common stock of the Company on January 2, 2008. The issuance of the shares to Mr. Ross was deemed to be exempt under section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

On May 14, 2008, the Company executed a Settlement Agreement and Release (the “Settlement Agreement”) with the Sellers of TPA under which the parties agreed to resolve certain aspects of the TPA Agreement. Under the Settlement Agreement the Company agreed to pay to Sellers an aggregate amount of $1,750,000 consisting of (1) $1,250,000 in cash payable on or before July 31, 2008 and (2) $500,000 payable under two promissory notes each in the amount of $250,000 (one payable on April 30, 2009 and one payable on October 31, 2009). The parties also agreed to adjust the payment of the promissory notes down if certain financial targets were not met. In addition, the parties agreed to mutually release the other party from certain claims that might arise under the TPA Agreement.

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended (Incorporated by reference to Form S-18 filed with the Securities and Exchange Commission on October 7, 1985))

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Form 8-K_filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

3.3
Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 19, 2005. (File No.000-51252))

3.4
Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 14, 2005. (File No.000-51252))

3.5
Articles of Amendment to the Articles of Incorporation dated August19, 2004 (Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 21, 2006 (File No. 333-136790))

3.6
Articles of Amendment to the Articles of Incorporation dated March 2, 2005 (Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 21, 2006 (File No. 333-136790))

3.7
Articles of Amendment to the Articles of Incorporation dated March 15, 2005 (Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 21, 2006 (File No. 333-136790))

3.8
Articles of Amendment to the Articles of Incorporation dated March 21, 2005 (Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 21, 2006 (File No. 333-136790))

3.9
Certificate of Designation of Preferences, Rights and Limitations of Series D Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 27, 2006. (File No. 002-98138-A))

3.10
Certificate of Designation of Preferences, Rights and Limitations of Series E Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 26, 2006. (File No. 002-98138-A))

4.1
Securities Purchase Agreement dated March 9, 2005 by and between the Company and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.2
Secured Convertible Term Note dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.3
Secured Convertible Term Note dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.4
Common Stock Option dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.5
Master Security Agreement dated March 9, 2005 among Fast Eddie Racing Stables, Inc., Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd .(Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.6
Stock Pledge Agreement dated March 9, 2005 among Fast Eddie Racing Stables, Inc., Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd.(Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.7
Subsidiary Guaranty dated March 9, 2005 executed by Duncan Capital Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.8
Registration Rights Agreement dated March 9, 2005 by and between Fast Eddie Racing Stables, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.9
Common Stock Purchase Warrant dated March 9, 2005 issued by Duncan Capital Financial Group, Inc. to Richard E. Stierwalt. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.10
Common Stock Purchase Warrant dated March 9, 2005 issued by Duncan Capital Financial Group, Inc. to Leonard Neuhaus. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.11
Form of Stock Option Agreement, dated March 9, 2005, between the Company and certain non-management directors. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 19, 2005.))

4.12
Securities Purchase Agreement dated November 30, 2005 entered by and between National Investment Mangers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252))

4.13
Securities Purchase Agreement dated November 30, 2005 entered by and between National Investment Mangers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252))

4.14
Securities Purchase Agreement dated November 30, 2005 entered by and between National Investment Mangers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252))

4.15
Convertible Promissory Note, dated August 2, 2005, issued by the Company to Stephen H. Rosen. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005.(File No.000-51252))

4.16
Convertible Promissory Note, dated August 2, 2005, issued by the Company to Elizabeth Davies. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

4.17
Common Stock Option, dated August 2, 2005, issued by the Company to Stephen H. Rosen. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

4.18
Common Stock Option, dated August 2, 2005, issued by the Company to Stephen H. Rosen. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

4.19
Form of Subscription Agreement for Series B Cumulative Convertible Preferred Stock (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 20, 2005 (File No.000-51252))

4.20
Form of Subscription Agreement for Series C Cumulative Convertible Preferred Stock (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 14, 2005 (File No.000-51252))

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

4.32	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 27, 2006. (File No. 002-98138-A))

4.33	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 27, 2006. (File No. 002-98138-A))

4.34	Form of Common Stock Purchase Warrant (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 26, 2006. (File No. 002-98138-A))

4.35
Revolving Line of Credit and Term Loan Agreement by and between National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.36
Revolving Line of Credit Note issued by National Investment Managers Inc. issued to RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.37
Term Promissory Note issued by National Investment Managers Inc. issued to RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.38
Stock Pledge Agreement by and between National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.39
Security Agreement by and between National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.40
Form of Stock Pledge Agreement by and between the subsidiaries of National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252)

4.41
Form of Security Agreement by and between the subsidiaries of National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.42
Form of Guaranty by and between the subsidiaries of National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.43
Securities Purchase and Loan Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Lehman Brothers Commercial Bank and Woodside Agency Services, LLC, as collateral agent, dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.44
Securities Purchase and Loan Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Lehman Brothers Commercial Bank and Woodside Agency Services, LLC, as collateral agent, dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.45
Form of Warrant exercisable at $0.50 per share issued by National Investment Managers Inc. to Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.46
Form of Warrant exercisable at $1.00 per share issued by National Investment Managers Inc. to Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.47
Form of Warrant exercisable at $1.50 per share issued by National Investment Managers Inc. to Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.48
Registration Rights Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.49
Contingent Interest Payment Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.50
Fee Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.51
Fee Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.52
Security Agreement by and between National Investment Managers Inc., its subsidiaries and Woodside Agency Services, LLC dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.53
Guaranty by and between National Investment Managers Inc., its subsidiaries and Woodside Agency Services, LLC dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.54
Securities Purchase Agreement by and between National Investment Managers Inc. and Valens U.S. SPV I, LLC and Valens Offshore SPV I, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.55
Amendment No., 1 to Revolving Line of Credit and Term Loan Agreement by and between Citizens RBS, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008 (File No. 000-51252))

4.56
Consent and Amendment No. 1 to Securities Purchase and Loan Agreement by and among National Investment Managers Inc., Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Lehman Brothers Commercial Bank and Woodside Agency Services, LLC as collateral agent (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008 (File No. 000-51252))

10.1
Agreement and Plan of Reorganization, dated as of February 18, 2005 by and among Fast Eddie Racing Stables, Inc, Glenn A. Little, Duncan Capital Financial Group, Inc. and FERS Acquisition Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.2
Employment Agreement, dated as of December 23, 2004, between Duncan Capital Financial Group, Inc. and Richard E. Stierwalt. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

10.3
Employment Agreement, dated as of January 1, 2005, between Duncan Capital Financial Group, Inc. and Leonard Neuhaus. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

10.4
12% Senior Secured Note, dated January 27, 2005, in the original principal amount of $350,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC (formerly known as DCOFI Master LDC) (Incorporated by reference to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.5
Securities Purchase Agreement, dated as of January 27, 2005, between Duncan Capital Financial Group, Inc. and CAMOFI Master LDC(Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.6
Security Agreement, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein Inc. and CAMOFI Master LDC. (Incorporated by reference to Form SB-2_filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.7
Subsidiary Guarantee, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein Inc. in favor of CAMOFI Master LDC. (Incorporated by reference to Form SB-2/A_filed with the Securities and Exchange Commission on June 17, 2005. (File No.333-124161))

10.8
12% Senior Secured Note, dated May 4, 2005, in the original principal amount of $150,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC. (Incorporated by reference to Form SB-2/A_filed with the Securities and Exchange Commission on June 17, 2005. (File No.333-124161))

10.9	Agreement, dated as of June 15, 2005, between the Company and Richard Berman. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.)

10.10
Asset Purchase Agreement between National Investment Mangers Inc. and American Benefit Resources, Inc. dated November 1, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 4, 2005. (File No.000-51252))

10.11
A/R Escrow Agreement by and among National Investment Mangers Inc., JP Morgan Chase Bank, N.A. and American Benefit Resources, Inc. dated November 30, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252)

10.12
Indemnification Escrow Agreement by and among National Investment Mangers Inc., JP Morgan Chase Bank, N.A. and American Benefit Resources, Inc. dated November 30, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252)

10.13
Registration Rights Agreement between National Investment Mangers Inc., American Benefit Resources, Inc. and Arthur J. Steinberg as manager of IBF Fund Liquidating LLC dated November 30, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252))

10.14
Stock Purchase Agreement, dated August 2, 2005, among the Company, Stephen H. Rosen Associates, Inc., Stephen H. Rosen and Elizabeth Davies. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

10.15
Stock Purchase Agreement, dated August 2, 2005, among the Company, Haddon Strategic Alliances, Inc. and John Ermilio. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

10.16
Employment Agreement, dated as of August 2, 2005, between the Company and Stephen H. Rosen. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

10.17
Noncompetition Agreement, dated as of August 2, 2005, between the Company and Stephen H. Rosen. (Incorporated by reference to Form 8-Kfiled with the Securities and Exchange Commission on August 5, 2005 (File No.000-51252))

10.18
Noncompetition Agreement, dated as of August 2, 2005, between the Company and John Ermilio. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

10.19
Agreement and Plan of Merger Dated as of January 4, 2006 by and among Jack C. Holland, Steven R. Eyer, Valley Forge Enterprises, Ltd., VFE Merger Corp. and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.20
Employment Agreement dated January 1, 2006 by and between Steven R. Eyer and Valley Forge Enterprises, Ltd (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.21
Employment Agreement dated January 1, 2006 by and between Jack C. Holland and Valley Forge Enterprises, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.22
Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated January 1, 2006 by and between Steven R. Eyer and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.23
Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated January 1, 2006 by and between Jack C. Holland and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.24
Employment Agreement dated March 1, 2006 by and between Leonard Neuhaus and the Company (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2006. (File No.000-51252)

10.25
Consulting Agreement dated March 1, 2006 by and between Richard Stierwalt and the Company (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2006. (File No.000-51252))

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

10.28	Put Agreement entered by and among American Benefit Resources, Inc., IBF Fund Liquidating LLC and Duncan Capital Group LLC

10.29	Put Agreement entered by and among American Benefit Resources, Inc., BF Fund Liquidating LLC and Duncan Capital Group LLC

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

10.32
Escrow Agreement entered by and between National Investment Managers Inc. and THE LAMCO Group, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.33
Cross Sales Agreement entered between National Investment Managers Inc. and THE LAMCO Group, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.34
Technology Agreement entered between National Investment Managers Inc. and THE LAMCO Group, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.35
Management entered between National Investment Managers Inc., Nicholas J. Lamoriello and Stephen R. Zito (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.36
Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc., Nicholas J. Lamoriello and THE LAMCO Group, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.37
Joinder Agreement between Laurus Master Fund, Ltd., Lamoriello & Co. Inc., Circle Pension, Inc., and Southeastern Pension Services, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.38
Employment Agreement dated October 24, 2006 by and between Steven Ross and the Company. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 26, 2006. (File No. 000-51252))

10.39
39 Stock Purchase Agreement by and between National Investment Managers Inc., National Actuarial Pension Services, Inc., Charles McLeod and Mary H. McLeod (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.40
Promissory Note issued by National Investment Managers Inc. to Charles McLeod and Mary H. McLeod (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.41
Promissory Note issued by National Investment Managers Inc. to Charles McLeod and Mary H. McLeod (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252)

10.42
Promissory Note issued by National Investment Managers Inc. to Charles McLeod and Mary H. McLeod (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.43
Employment Agreement entered between National Investment Managers Inc. and Mary McLeod (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.44
Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Charles McLeod and Mary H. McLeod. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.45
Joinder Agreement between Laurus Master Fund, Ltd. and National Actuarial Pension Services, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.46
Joinder Agreement between Laurus Master Fund, Ltd. and National Actuarial Pension Services, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.47
Agreement between National Investment Managers Inc. and Duncan Capital Group LLC, a Delaware limited liability company and DCI Master LDC. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 22, 2006. (File No. 000-51252))

10.48
Stock Purchase Agreement by and between National Investment Managers Inc., Benefit Dynamics, Inc., Jo Ann Massanova and Carmen Laverghetta (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.49
Form of Promissory Note issued by National Investment Managers Inc. payable March 2, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.50
Form of Promissory Note issued by National Investment Managers Inc. payable March 2, 2009 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.51
Employment Agreement entered between Benefit Dynamics, Inc. and Jo Ann Massanova (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.52
Employment Agreement entered between Benefit Dynamics, Inc. and Carmen Laverghetta (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.53
Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Jo Ann Massanova (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.54
Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Jo Ann Massanova (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.55
Joinder Agreement between Laurus Master Fund, Ltd. and Benefit Dynamics, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.56
Stock Option Agreement entered by and between the Company and Jo Ann Massanova (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.57
Stock Purchase Agreement by and between National Investment Managers Inc., Renee J. Conner, William Renninger and The Pension Alliance, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.58
Promissory Note issued by National Investment Managers Inc. to Renee J. Conner due April 28, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007 (File No. 000-51252))

10.59
Promissory Note issued by National Investment Managers Inc. to William Renninger due April 28, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.60
Promissory Note issued by National Investment Managers Inc. to Renee J. Conner due April 28, 2009 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.61
Promissory Note issued by National Investment Managers Inc. to Renee J. Conner due April 28, 2009 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.62
Employment Agreement entered between National Investment Managers Inc. and Renee J. Conner (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.63
Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Charles McLeod and Mary H. McLeod. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.64
Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Charles McLeod and Mary H. McLeod. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No.000-51252))

10.65
Stock Purchase Agreement by and between National Investment Managers Inc., Pentec, Inc., Pentec Capital Management, Inc. and Michael E. Callahan (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.66
Promissory Note issued by National Investment Managers Inc. to Michael E. Callahan (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.67
Employment Agreement entered between Pentec, Inc., Pentec Capital Management, Inc. and Michael Callahan (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.68
Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Michael Callahan (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.69
Addendum to Employment Agreement by and between the Company and Steven J. Ross (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 29, 2007. (File No. 000-51252))

10.70
Addendum to Employment Agreement by and between the Company and Leonard Neuhaus (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 29, 2007. (File No. 000-51252))

10.71	Employment Agreement by and between the Company and John Davis (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 29, 2007. (File No. 000-51252))

10.72
Second Omnibus Amendment and Waiver, dated as of May 2, 2007, by and between National Investment Managers, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 7, 2007. (File No. 000-51252))

10.73
Second Omnibus Amendment and Waiver, dated as of May 2, 2007, by and between National Investment Managers, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 7, 2007. (File No. 000-51252))

10.74
Second Omnibus Amendment and Waiver, dated as of May 2, 2007, by and between National Investment Managers, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 7, 2007. (File No. 000-51252))

10.75
Employment Agreement by and between National Investment Managers Inc. and Steven Ross (to be filed by amendment) (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

10.76
Agreement by and between National Investment Managers Inc. and DC Associates LLC (“DCA”), and Michael Crow (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

10.77
Amendment No. 1 to the Agreement, dated as of November 30, 2007 by and among National Investment Managers Inc. Duncan Capital Group LLC and DCI Master LDC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

10.78
Stock Purchase Agreement among National Investment Managers Inc., California Investment Annuity Sales, Inc., Richard L. Kaplan and Hana E. Kaplan Inter Vivos Trust Agreement dated 1/29/97 as amended and restated 1/10/03 and Anthony Delfino dated April 3, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008 (File No. 000-51252))

10.79
Employment Agreement by and between Richard L. Kaplan and VEBA Administrators, Inc. dated April 3, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008 (File No. 000-51252))

10.80
Consulting Agreement by and between Anthony S. Delfino and VEBA Administrators, Inc. dated April 3, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008 (File No. 000-51252))

10.81
Non-Disclosure and Non-Solicitation Agreement by and between Anthony S. Delfino and National Investment Managers Inc. dated April 3, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008 (File No. 000-51252))

10.82
Non-Disclosure and Non-Solicitation Agreement by and between Richard Kaplan and National Investment Managers Inc. dated April 3, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008 (File No. 000-51252))

10.83	Promissory Note payable to Anthony S. Delfino (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008 (File No. 000-51252))

10.84	Promissory Note payable to Richard Kaplan (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008)

10.85	Settlement Agreement and Release by and between Renee J. Conner, William E. Renninger and National Investment Managers Inc. dated May 15, 2008

10.86	Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due April 30, 2009.

10.87	Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due October 31, 2009.

21.1	List of Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INVESTMENT MANAGERS INC.

Registrant

Date: May 15, 2008	By:	/s/ Steven Ross
STEVEN ROSS
Chief Executive Officer and Director

Date: May 15, 2008	By:	/s/ John Schroepfer
JOHN SCHROEPFER
Interim Chief Financial Officer