Form 10-Q
period 2008-06-30
National Investment Managers Inc.
filed 2008-08-14
CIK 770461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended June 30, 2008 OR

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

Yes ☐ No ☒

As of August 11, 2008, 37,158,748 shares of $.001 par value common stock of the registrant were outstanding.

Transitional Small Business Disclosure Format (check one): Yes  ☐ No ☒

NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Balance Sheet

	(Unaudited)	(Audited)
	June 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$2,027,898	$3,254,759
Accounts receivable, net	4,887,364	3,383,396
Prepaid expenses and other current assets	762,831	797,605

Total current assets	7,678,093	7,435,760

Property and equipment, net	1,029,394	1,078,523

Other assets:
Goodwill	25,005,796	20,705,032
Customer lists/relationships, net	23,020,799	23,515,497
Other intangibles, net	5,166,951	5,796,615
Deferred financing costs	1,211,243	1,424,413

Total other assets	54,404,789	51,441,557

Total assets	$63,112,276	$59,955,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving Line of Credit	$1,000,000	$1,000,000
Long-term debt, current portion	4,285,676	809,813
Accounts payable	446,170	632,109
Unearned revenue	5,228,991	5,012,156
Accrued expenses and other current liabilities	4,232,047	3,976,498

Total current liabilities	15,192,884	11,430,576

Long-term liabilities:
Long-term debt, less current portion	17,756,594	18,916,147
Preferred dividends payable	4,883,519	3,892,419
Derivative financial instruments	5,634,557	5,375,897
Deferred tax liability	5,898,426	6,293,805

Total long-term liabilities	34,173,096	34,478,268

Total liabilities	49,365,980	45,908,844

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; 4,000,000 designated as Series A shares - 2,420,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007 (liquidation preference $2,420,000 as of June 30, 2008 and December 31, 2007); 4,000,000 designated as Series B shares - 3,615,000 and 3,715,000 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively (liquidation preference $7,230,000 and $7,430,000 as of June 30, 2008 and December 31, 2007, respectively); 1,000,000 designated as Series C shares - 770,834 shares issued and outstanding as of June 30, 2008 and December 31, 2007 (liquidation preference $9,250,008 as of June 30, 2008 and December 31, 2007); 500,000 designated as Series D shares - 409,500 shares issued and outstanding as of June 30, 2008 and December 31, 2007 (liquidation preference $8,190,000 as of June 30, 2008 and December 31, 2007); and 60,000 designated as Series E shares - 29,350 shares issued and outstanding as of June 30, 2008 and December 31, 2007 (liquidation preference $5,870,000 as of June 30, 2008 and December 31, 2007)
	7,245	7,345
Common stock, $.001 par value, 100,000,000 shares authorized, 37,158,748 and 35,539,620 shares issued and outstanding as of June 30, 2008 and December 31, 2007, respectively.	37,159	35,540
Additional paid-in capital	34,030,285	33,004,741
Accumulated deficit	(20,328,393)	(19,000,630)

Total stockholders' equity	13,746,296	14,046,996

Total liabilities and stockholders' equity	$63,112,276	$59,955,840

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007

Revenues	$20,701,529	$16,987,120

Operating expenses:
Selling, general and administrative expenses	15,908,258	14,642,572
Depreciation and amortization	3,628,766	3,117,964
Stock-based compensation	807,064	285,507

Total operating expenses	20,344,088	18,046,043

Operating income (loss)	357,441	(1,058,923)

Other income (expenses):
Change in fair value of derivative financial instruments	(258,660)	(704,250)
Interest expense	(1,325,887)	(2,499,097)
Interest, dividend and rental income	31,064	60,268

Total other expense, net	(1,553,483)	(3,143,079)

Loss before deferred income tax benefit	(1,196,042)	(4,202,002)

Deferred income tax benefit	859,379	677,325

Net loss before preferred stock dividends	(336,663)	(3,524,677)

Less: preferred stock dividends	(991,100)	(1,053,700)

Net loss available to common stockholders	$(1,327,763)	$(4,578,377)

Loss per common share - basic and diluted	$(0.04)	$(0.17)

Weighted average common shares outstanding - basic and diluted	36,537,000	26,653,000

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Interim Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2007

Revenues	$11,761,070	$10,326,159

Operating expenses
Selling, general and administrative expenses	7,950,968	7,813,720
Depreciation and amortization	1,889,378	1,715,827
Stock-based compensation	296,040	114,852

Total operating expenses	10,136,386	9,644,399

Operating income	1,624,684	681,760

Other income (expenses):
Change in fair value of derivative financial instruments	(634,817)	(208,345)
Interest expense	(662,183)	(1,317,144)
Interest, dividend and rental income	17,718	16,076

Total other expense, net	(1,279,282)	(1,509,413)

Income (loss) before deferred income tax benefit	345,402	(827,653)

Deferred income tax benefit	487,982	460,566

Net income (loss) before preferred stock dividends	833,384	(367,087)

Less: preferred stock dividends	(493,700)	(535,650)

Net income (loss) available to common stockholders	$339,684	$(902,737)

Income (loss) per common share - basic	$0.01	$(0.03)

Income (loss) per common share - diluted	$0.01	$(0.03)

Weighted average common shares outstanding - basic	36,794,000	27,420,000

Weighted average common shares outstanding - diluted	75,065,000	27,420,000

See accompanying notes to condensed consolidated interim financial statements.

Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Net cash provided by operating activities	$2,511,533	$1,255,255

Cash flows from investing activities:
Purchases of property and equipment	(134,319)	(162,224)
Acquisition of Alaska Pension Services, Ltd.	(729,408)	-
Acquisition of National Actuarial Pension Services, Ltd.	(21,623)	-
Acquisition of Benefit Dynamics	(8,770)	(340,000)
Acquisition of Pentec and Pentec Capital Management	(40,246)	(1,691,376)
Acquisition of The Pension Alliance	(141,055)	(3,380,000)
Acquisition of California Investment and Annuity Services	(1,521,623)	-

Net cash used in investing activities	(2,597,044)	(5,573,600)

Cash flows from financing activities:
Payments on long-term debt and notes	(1,107,532)	(454,174)
Proceeds from sale of common and preferred shares, net	-	1,150,219
Payment of deferred financing costs	(33,818)	-

Net cash provided by (used in) financing activities	(1,141,350)	696,045

Net decrease in cash	(1,226,861)	(3,622,300)

Cash, beginning of period	3,254,759	6,191,301

Cash, end of period	$2,027,898	$2,569,001

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$1,161,893	$993,931

Cash paid during the period for taxes	$75,023	$54,202

Supplemental schedules of noncash investing and financing activities:
Accrued preferred dividends	$991,100	$1,053,700

Noncash component of acquisition of The Pension Alliance	$1,750,000	$-

Noncash component of acquisition of Alaska Pension Services, Ltd.	$605,000	$-

Noncash component of acquisition of California Investment and Annuity Services	$950,000	$-

Capitalization of accrued interest on secured term notes	$183,642	$649,360

See accompanying notes to condensed consolidated interim financial statements

In conjunction with the Company's acquisitions, notes and common stock were issued and liabilities were assumed as follows (See Notes 11, 12, 13, 14 and 15):

		Pentec Inc. and Pentec
2007:	Benefit Dynamics Inc.	Capital Management	The Pension Alliance Inc.

Fair value of assets acquired	$938,318	$6,027,702	$8,842,149
Cash paid	(348,770)	(1,731,622)	(3,521,055)
Due to sellers	-	-	(1,250,000)
Notes issued	(200,000)	(1,450,000)	(1,175,000)
Common stock issued	-	(250,000)	(675,000)
Total liabilities assumed	$389,548	$2,596,080	$2,221,094

	California Investment	Alaska Pension
2008:	Annuity Sales	Services, Ltd.

Fair value of assets acquired	$2,935,623	$1,399,158
Cash paid	(1,521,623)	(729,408)
Due to sellers	-	(165,000)
Notes issued	(950,000)	(220,000)
Common stock issued	-	(220,000)
Total liabilities assumed	$464,000	$64,750

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

The operating results for the six months ended June 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2. Background and Liquidity

National Investment Managers Inc. (the “Company”) is in the principal business of acquiring and managing operating entities that offer third party administration primarily of retirement plans, financial and investment advisory services and insurance products to small and medium sized businesses in the United States and to high-net worth individuals. As of June 30, 2008, the Company owned 20 operating units in twelve states. The Company’s headquarters is located in Dublin, Ohio.

At June 30, 2008 and December 31, 2007, the Company's working capital deficit was approximately $7.5 million and $4.0 million, respectively and its accumulated deficit was approximately $20.3 million and $19.0 million, respectively. For the six months ended June 30, 2008 and June 30, 2007, the Company's net losses before preferred stock dividends were approximately $0.3 million and $3.5 million, respectively and its cash flows from operations were approximately $2.5 million and $1.3 million, respectively. Based upon management's current forecast of future revenues from its acquired businesses, its history of capital raising and other factors, the Company believes its cash resources will be adequate to support its acquisition model and fund operations in 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

Note 5. Long-term Debt and Derivative Liabilities

Long-term debt activity for the six months ended June 30, 2008 consisted of the following:

	(Audited) Balances at December 31, 2007	Add: New Debt	Less: Payments	Add: Amortization	(Unaudited) Balances at June 30, 2008
Senior Term Note	$8,000,000	-			$8,000,000
Subordinated Sr Note	12,032,000	183,642			12,215,642
Seller notes	2,725,000	2,920,000	(1,087,500)		4,557,500
Capitalized leases	95,191		(20,032)		75,159
	22,852,191				24,848,301
Less: unamortized debt discount	(3,126,231)			320,200	(2,806,031)
	19,725,960				22,042,270
Less: current portion	(809,813)				(4,285,676)
	$18,916,147				$17,756,594

Seller Financing
In connection with our acquisition strategy, part of the purchase price is paid through seller financed instruments. As of June 30, 2008, total funds due to former owners were $4,557,500. Of this amount, $3,312,500 is due in the next 12 months and $1,245,000 is due thereafter. Seller financed instruments bear interest at 6% per annum. All seller financed instruments are uncollateralized. Currently, $337,500 of the notes may be convertible into common stock in lieu of cash. The number of shares of common stock issuable upon a conversion equals the quotient obtained by dividing the outstanding amount of the notes to be converted by the conversion price of $0.62.

Revolving Line of Credit, Senior Term Note and Subordinated Senior Term Note

On November 30, 2007, the Company entered into (i) a Revolving Line of Credit and Term Loan Agreement (the "Senior Loan Agreement") with RBS Citizens, National Association (the “Senior Lender”) and (ii) a Securities Purchase and Loan Agreement (the "Subordinated Senior Agreement") with Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Lehman Brothers Commercial Bank (the “Subordinated Senior Lenders”). Pursuant to the Senior Loan Agreement, the Company issued and sold a Revolving Line of Credit Note in the initial amount of $1,000,000 (the "Revolver") and a Term Loan Promissory Note in the initial amount of $8,000,000 (the "Term Loan"). The Revolver and the Term Loan mature on July 31, 2010. As of June 30, 2008, the outstanding principal balance of the Revolver and the Term Loan was $1.0 million and $8.0 million, respectively and the interest rate was 5.13% and 5.63%, respectively.

On July 15, 2008, the Company borrowed an additional $2,358,375 on the Term Loan. All original terms of the loan remain the same. As part of the transaction, the Company paid $22,102 in deferred financing costs which will be amortized over the remaining life of the loan.

Pursuant to the terms of the Subordinated Senior Agreement, the Company issued and sold three Senior Secured Term Notes in the aggregate amount of $12 million. The Subordinated Senior Notes mature on the earlier of January 31, 2011, the occurrence of a capital transaction or an event of default. A capital transaction includes the sale, disposition, dissolution or liquidation of the Company's assets or subsidiaries, the acquisition by any person of 30% or more of the Company's common stock or a public offering in the minimum amount of $20,000,000 (a "Capital Transaction"). The Company may prepay the Subordinated Senior Notes at any time after May 30, 2009. As of June 30, 2008, the outstanding principal balance of the Subordinated Senior Notes was approximately $12.2 million.

In conjunction with executing the Subordinated Senior Agreement, the Company issued warrants (the “Subordinated Senior Warrants”) to the Subordinated Senior Lenders to purchase 5,742,789, 3,828,527 and 1,914,262 shares of common stock at $0.50, $1.00 and $1.50 per share, respectively. The Subordinated Senior Warrants are exercisable through November 2017. Subsequent to January 31, 2011, the consummation of a Capital Transaction or an event of default, the Subordinated Senior Lenders may elect to sell to the Company all or a portion of the shares issuable upon exercise of the Subordinated Senior Warrants (the “Subordinated Senior Put"). The cash payment to be made by the Company shall be determined by dividing the greater of a) the value of the Company’s common stock as determined by negotiations between the Company and the holder of the Subordinated Senior Warrants, b) six multiplied by the trailing twelve months of earnings before interest, taxes, depreciation and amortization less debt of the Company, less aggregate liquidation value of preferred shares plus cash, or c) the closing stock price of the Company’s common stock multiplied by the number of fully diluted common shares outstanding, plus consideration received by the Company upon exercise of all exercisable outstanding warrants, options or other securities convertible into common stock, by the number of shares outstanding on a fully diluted basis (the “Repurchase Price”).

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

The Subordinated Senior Lenders have both demand and piggyback registration rights with respect to shares issuable upon conversion of the Subordinated Senior Warrants or any other shares held at the time of the request. The Company must use its best efforts in good faith to affect the registration of these shares.

Derivative Liabilities
Pursuant to Paragraph 12 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Subordinated Senior Put and the Fee Agreement, meet the requirements of and are accounted for as a liability since they could require net-cash settlement by the Company. This option to net-cash settle is out of the Company’s control. The value of the Subordinated Senior Put and the Fee Agreement was determined using the formula outlined in section 11 of the Securities Purchase and Loan Agreement and section 1.3 of the Fee Agreement. The value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise, the related liability is removed by recording an adjustment to additional paid-in-capital. At June 30, 2008, the Subordinated Senior Put had a value of $3,155,451 and the Fee Agreement had a value of $809,099.

Pursuant to Paragraph 17 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company has warrants and options (collectively “the derivative financial instruments”) that meet the requirements of and are accounted for as a liability as they contain registration rights and the agreement is silent on how the contract would be settled. By being silent, the agreement assumes net-cash settlement in the event that the Company is unable to deliver registered shares. The value of the derivative financial instruments was determined using a Black-Scholes option pricing model with the following assumptions: expected term – 3-4 years, volatility - 60%, risk free rate - 2.9% to 3.3%, which coincides with the remaining expected life of the derivative financial instruments, and zero dividend yield. Their value is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise, the related liability is removed by recording an adjustment to additional paid-in-capital. As of June 30, 2008, the derivative financial instruments had a value of $1,173,363.

In connection with the acquisition of the assets of American Benefit Resources (“ABR”), the Company issued a total of 671,141 shares of common stock to the former owner of the assets. In connection with the acquisition, Duncan Capital Group LLC and DCI Master LDC ("Optionees") entered into a put agreement with IBF Fund Liquidating LLC ("IBF" and collectively with ABR, the "ABR Sellers") whereby Optionees may become obligated, between the second and third anniversaries of the closing of the acquisition, to purchase, for up to $1 million, the shares delivered to ABR Sellers as a portion of the purchase price of ABR. On December 20, 2006, the Company and the Optionees entered into an agreement (the "Optionee Agreement") pursuant to which the Company agreed to make a payment to the Optionees of $1.49 less the market value per share for each share purchased by the Optionees from ABR Sellers in the event that the Sellers exercise their put (“Duncan Put Liability”) with the Optionees. On November 30, 2007, the Company and the Optionees entered into an amendment to the Optionee Agreement whereby the Optionees provide the Company with the rights to acquire the shares from the ABR Sellers in the event that the shares are put to the Optionees. As of June 30, 2008, the Duncan Put Liability had a value of $496,644.

Note 6. Stockholders’ Equity

Series B Preferred Stock Conversion
On March 10, 2008, a holder of 100,000 shares of Series B Convertible Preferred Stock converted those share into 200,000 shares of common stock.

Common Stock and Stock Options
On January 2, 2008, the Company issued 700,000 shares of restricted common stock to the Chief Executive Officer as part of his November 30, 2007 employment agreement.

On April 17, 2008, the Company issued 350,000 shares of restricted common stock to the President and Chief Operating Officer as part of his March 15, 2007 employment agreement.

On April 18, 2008 the Company issued a Stock Option Agreement to the President and COO granting him the option to purchase 200,000 shares of restricted common stock of the Company at a price of $0.61 per share as part of the April 2008 addendum to his March 15, 2007 employment agreement.

On June 30, 2008, the Company issued 369,128 shares of common stock in connection with the acquisition of 100% of the outstanding shares of Alaska Pension Services Ltd.

Note 7. Stock-Based Compensation

The Company complies with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (2004 Revised), "Share Based Payment". SFAS No. 123(R) requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility range of 25.0% to 60.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a range of risk-free interest rates of 3.0% to 4.2% which coincides with the expected life of the options and warrants at the time of issuance. During the six month periods ended June 30, 2008 and June 30, 2007, the Company recorded stock-based compensation of $807,064 and $285,507, respectively. During the three month periods ended June 30, 2008 and June 30, 2007, the Company recorded stock-based compensation of $296,040 and $114,852, respectively. There was no cash flow effect resulting from these arrangements.

The following is a summary of all option activity through June 30, 2008:

	Number of Shares Outstanding	Weighted Avg. Price	Weighted Average Remaining Term (in years)	Aggregate Instrinsic Value

Outstanding, December 31, 2007	4,054,963	$0.83	3.91	$222,800
Granted	220,000	$0.61
Exercised	-	$-
Forfeited	(500)	$1.00
Outstanding, June 30, 2008	4,274,463	$0.81	3.48	$296,850

Exercisable, June 30, 2008	3,035,296	$0.89	3.11	$122,850

We settle stock option exercises with newly issued shares of common stock. The total compensation cost not yet recognized for non-vested awards of $311,930 has a weighted average period of 1.31 years over which the compensation expense is expected to be recognized.

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

Unexercised stock options and warrants to purchase common stock, and preferred stock and notes convertible into common stock as of June 30, 2008 and 2007, respectively, are as follows:

	June 30, 2008	June 30, 2007

Options and warrants	26,946,519	16,157,773
Preferred stock	32,960,008	34,710,008
Convertible notes	544,355	3,763,506
	60,450,882	54,631,287

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share for the six months ended June 30, 2008 and June 30, 2007, respectively, and the three months ended June 30, 2007 since their inclusion would be anti-dilutive.

Note 9. Income Taxes

In June 2006, the FASB issued FIN 48 - Accounting for Uncertainty of Income Taxes, an Interpretation of FASB Statement No. 109, to create a single model to address accounting for uncertainty in tax provisions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in jurisdictions in all tax years in which the statue of limitations remains open upon the initial date of adoption are required to be assessed. For a tax benefit to be recognized it must be more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s financial position, results of operations, or cash flows for the six months ended June 30, 2008 and June 30, 2007, respectively. Additionally, FIN 48 provides guidance on the recognition of interest and penalties related to income taxes. There is no interest or penalties related to income taxes that have been accrued or recognized as of June 30, 2008.

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

The liabilites measured at fair valued on a recurring basis as of June 30, 2008 are as follows:

	Fair Value at Reporting Date Using
Description	June 30, 2008	Quoted Price in Active Markets for Indentical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Derivative financial instruments	$5,634,557	$-	$-	$5,634,557

Reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs as of June 30, 2008 is as follows:

Fair Value Measurments Using Significant Unobservable Inputs (Level 3)

Beginning balance - 12/31/2007	$5,375,897
Total (gains) losses (realized/unrealized)
Included in earnings (or changes in net liabilities)	258,660

Ending balance - 06/30/2008	$5,634,557

The amount of total (gains) losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) losses relating to assets still held at the reporting date	$258,660

Note 11. Acquisition of Benefit Dynamics, Inc.

On January 2, 2007, the Company entered into and closed a Stock Purchase Agreement (the "BDI Agreement") with Jo Ann Massanova and Carmen LaVerghetta ("Sellers") and Benefit Dynamics, Inc. ("BDI"). Pursuant to the BDI Agreement, the Company acquired and, the Sellers sold, 100% of the outstanding securities in BDI. In consideration for 100% of the outstanding securities in BDI, the Company paid the Sellers $300,000 in cash, issued the Sellers promissory notes for an aggregate of $200,000. The first promissory notes in the aggregate amount of $100,000 were paid on March 2, 2008 and the second promissory notes in the aggregate amount of $100,000 are payable on March 2, 2009. In 2008, the Company paid $8,770 in contingency payments based on BDI meeting certain EBITDA targets according to the terms of the BDI Agreement. The total consideration paid was $508,770.

The Company’s strategy in purchasing BDI was to acquire a pension advisory organization with recurring revenue streams and consolidate this business to take advantage of economics of scale, efficiencies, and cross-selling opportunities. The Company believes that BDI had demonstrated stable revenue growth and cash flow with low client attrition rates.

As part of the terms of the sale of BDI, Jo Ann Massanova and Carmen LaVerghetta were awarded two-year employment agreements, and agreed to be bound by non-compete and non-solicit agreements.

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

The total purchase price for the acquisition of BDI of $548,770 (including $40,000 of acquisition costs) is being allocated as follows:

Assets acquired:
Customer lists/relationships	$540,000
Goodwill	398,318
938,318

Liabilities assumed:
Other Liabilities	173,548
Deferred tax liabilities	216,000

Net purchase price	$548,770

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration or adjustments are recorded in the condensed consolidated financial statements as goodwill.

Note 12. Acquisition of Pentec, Inc. and Pentec Capital Management, Inc.

On February 28, 2007, the Company entered into and closed a Stock Purchase Agreement (the "Pentec Agreement") with Michael E. Callahan ("Callahan"), Pentec, Inc. ("Pentec ") and Pentec Capital Management, Inc. ("PCM"). Pursuant to the Agreement, the Company acquired and, Callahan sold, 100% of the outstanding securities in Pentec and PCM. In consideration for 100% of the outstanding securities in Pentec and PCM, the Company paid Callahan $1,517,000 in cash, issued Callahan an aggregate of 403,225 shares of common stock of the Company valued at $0.62 per share for a total value of $250,000, and issued Callahan promissory notes for an aggregate of $1,450,000 with payments to be made in accordance with the following schedule: (i) $300,000 was paid on November 1, 2007, (ii) $300,000 was paid on May 1, 2008, (iii) $250,000 is payable on November 1, 2008, (iv) $300,000 is payable on May 1, 2009 and (v) $300,000 is payable on November 1, 2009. In 2008, the Company paid $40,246 in contingency payments based on Pentec and PCM meeting certain EBITDA targets according to the terms of the Pentec Agreement. The total consideration paid was $3,257,246.

The Company’s strategy in purchasing Pentec and PCM was to acquire a pension advisory organization with recurring revenue streams and consolidate this business to take advantage of economies of scale, efficiencies, and cross-selling opportunities. The Company believes that Pentec and PCM had demonstrated stable revenue growth and cash flow with low client attrition rates.

As part of the terms of the sale of Pentec and PCM, Michael E. Callahan was awarded a two-year employment agreement, and agreed to be bound by non-compete and non-solicit agreements.

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

The total purchase price for the acquisition of Pentec and PCM of $3,431,622 (including $174,376 of acquisition costs) is being allocated as follows:

Assets acquired:
Property and equipment	$289,364
Customer lists/relationships	2,351,000
Covenant not to compete	1,731,000
Trade name	187,000
Employment contracts	287,000
Goodwill	1,182,338
6,027,702

Liabilities assumed:
Unearned revenue	1,184,854
Deferred tax liability	1,142,092
Other Liabilities	269,134

Net purchase price	$3,431,622

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration or adjustments are recorded in the condensed consolidated financial statements as goodwill.

Note 13. Acquisition of The Pension Alliance, Inc.

On February 28, 2007, we entered into a Stock Purchase Agreement (the “TPA Agreement") to purchase 100% of the Common Stock of The Pension Alliance, Inc. ("TPA"). The Company paid $3,250,000 in cash, issued convertible promissory notes for an aggregate of $675,000, and issued 1,088,710 shares of common stock of the Company valued at $675,000. The first convertible promissory note in the amount of $337,500 was paid on April 28, 2008 and the second convertible promissory note in the amount of $337,500 is payable on April 28, 2009. The outstanding convertible promissory note is convertible into shares of common stock of the Company at a conversion price of $0.62 per share. In the event that certain EBITDA targets are not achieved by TPA during the 24 months following the closing date, the convertible promissory notes and shares of common stock will be reduced by the amount of such shortfall. In 2008, the Company paid $106,055 in contingency payments based on TPA meeting certain EBITDA targets according to the terms of the TPA Agreement. The total consideration paid was $4,706,055.

The Company’s strategy in purchasing TPA was to acquire a pension advisory organization with recurring revenue streams and consolidate this business to take advantage of economies of scale, efficiencies, and cross-selling opportunities. The Company believes that TPA had demonstrated stable revenue growth and cash flow with low client attrition rates.

As part of the terms of the sale of TPA, Renee J. Conner was awarded a two-year employment agreement, and agreed to be bound by non-compete and non-solicit agreements. The Company also issued an option to purchase 100,000 shares of common stock at an exercise price of $0.62 per share to Renee J. Conner.

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

The total purchase price for the acquisition of TPA of $6,621,055 (including $165,000 of acquisition costs) is being allocated as follows:

Assets acquired:
Customer lists/relationships	$2,470,000
Covenant not to compete	1,713,000
Trade name	291,000
Employment contracts	256,000
Goodwill	4,112,149
8,842,149

Liabilities assumed:
Unearned revenue	1,014,294
Deferred tax liability	1,206,800

Net purchase price	$6,621,055

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration or adjustments are recorded in the condensed consolidated financial statements as goodwill.

Note 14. Acquisition of California Investment and Annuity Sales

On April 3, 2008, the Company signed a Stock Purchase Agreement (the “CIAS Agreement”) with Richard Kaplan and Anthony Delfino (“Sellers”) and California Investment and Annuity Sales, Inc. (“CIAS”). The CIAS Agreement was effective as of March 31, 2008. Pursuant to the CIAS Agreement, the Company acquired and the Sellers sold, 100% of the outstanding securities in CIAS. In consideration for 100% of the outstanding securities in CIAS, the Company paid the Sellers $1,425,000 in cash, issued the Sellers promissory notes for an aggregate of $950,000 with the first promissory notes in the amount of $475,000 payable June 3, 2009 and the second promissory notes in the amount of $475,000 payable June 3, 2010 . In the event that certain revenue targets are not achieved by CIAS during the 24 months following the closing date, the promissory notes will be reduced by the amount of such shortfall. The total consideration paid was $2,375,000.

The Company’s strategy in purchasing CIAS was to acquire an investment service organization with recurring revenue streams and consolidate this business to take advantage of economies of scale, efficiencies, and cross-selling opportunities. The Company believes that CIAS has demonstrated stable revenue growth and cash flow with low client attrition rates.

As part of the terms of the sale of CIAS, Richard Kaplan was awarded one-year employment agreement and Anthony Delfino a one-year consulting agreement, and agreed to be bound by non-disclosure and non-solicit agreements.

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

The total purchase price for the acquisition of CIAS of $2,471,623 (including $96,623 of acquisition costs) is being allocated, based on the results of an independent valuation, as follows:

Assets acquired:
Customer lists/relationships	$880,000
Covenant not to compete	550,000
Employment contracts	280,000
Goodwill	1,225,623
2,935,623

Liabilities assumed:
Deferred tax liability	464,000

Net purchase price	$2,471,623

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration or adjustments are recorded in the condensed consolidated financial statements as goodwill.

Note 15. Acquisition of Alaska Pension Services, Ltd.

On June 30, 2008, the Company entered into a Stock Purchase Agreement (the “Alaska Pension Agreement”) with Karen Jordan and Duane Mayer (“Sellers”) to purchase 100% of the outstanding capital stock in Alaska Pension Services, Ltd. (“Alaska Pension”). In consideration for 100% of the outstanding capital stock of Alaska Pension, the Company paid the Sellers $430,766 in cash at closing, with an additional $165,000 due at December 31, 2008, paid indebtedness, and other obligations of Alaska Pension of $192,073, issued 369,128 shares of common stock of the Company valued at $220,000 (the value of the common stock was determined by an average of the closing stock price of the last 5 days prior to the announced acquisition), issued the Sellers promissory notes for an aggregate of $220,000 with the first set of promissory notes in the amount of $110,000 payable August 31, 2009 and the second set of promissory notes in the amount of $110,000 payable August 31, 2010. In the event that certain EBITDA targets are not achieved by Alaska Pension during the 24 months following the closing date, the promissory notes will be reduced by the amount of such shortfall. The total consideration paid was $1,227,839.

The Company’s strategy in purchasing Alaska Pension was to acquire a pension advisory organization with recurring revenue streams and consolidate this business to take advantage of economies of scale, efficiencies and cross-selling opportunities.

As part of the terms of the sale of Alaska Pension, Karen Jordan and Duane Mayer were awarded two-year employment agreements and agreed to be bound by non-disclosure and non-solicit agreements.

The acquisition of Alaska Pension is accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

The total purchase price for the acquisition of Alaska Pension of $1,334,408 (including $106,569 of acquisition costs) is being preliminarily allocated as follows (pending the results of an independent valuation to be completed):

Assets acquired:
Property and equipment	$43,243
Accounts Receivable	198,634
Goodwill	1,113,447
Other Assets	43,834
1,399,158

Liabilities assumed:
Other Liabilities	64,750

Net purchase price	$1,334,408

Goodwill is not deductible for tax purposes. Additional consideration or adjustments will be recorded in the condensed consolidated financial statements as goodwill.

Note 16. Unaudited Proforma interim Financial Information - Six and three months ended June 30, 2008 and 2007

The results of operations of the Company’s various acquisitions have been included in the accompanying unaudited condensed consolidated statements of operations since the respective acquisition dates.

The following unaudited proforma information gives effect to the acquisitions of CIAS, BDI, Pentec, PCM, TPA and Alaska Pension as if the acquisitions all took place on January 1, 2007. The Proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	(Unaudited)	(Unaudited)
	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007

Revenues	$21,299,922	$18,697,295

Net loss available to common shareholders	$(1,228,980)	$(4,107,457)

Loss per common share - basic and diluted	$(0.03)	$(0.14)

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	June 30, 2008	June 30, 2007

Revenues	$12,042,387	$10,753,499

Net income (loss) available to common shareholders	$462,806	$(837,370)

Net income (loss) per common share - basic	$0.01	$(0.03)

Net income (loss) per common share - diluted	$0.01	$(0.03)

Note 17. Subsequent Events

On July 16, 2008, the Company entered into a Stock Purchase Agreement (“Kanter Agreement”) to purchase 100% of the Common Stock of Alan N. Kanter & Associates, Inc. (“Kanter & Associates”). The Company paid $1,732,467 in cash.

The Company’s strategy in purchasing Kanter & Associates was to acquire a pension advisory organization with recurring revenue streams and consolidate this business to take advantage of economies of scale, efficiencies, and cross-selling opportunities. The Company believes that Kanter & Associates had demonstrated stable revenue growth and cash flow with low client attrition rates.

As part of the terms of the sale of Kanter & Associates, Alan N. Kanter was awarded a two-year employment agreement, and agreed to be bound by non-compete and non-solicit agreements.

ITEM 2. Management’s Discussion and Analysis or Plan of Operations

Results of Operations:

Six Month Period Ended June 30, 2008 Compared to June 30, 2007

	(Unaudited)		(Unaudited)
	Six Months Ended	% of	Six Months Ended	% of	$ Change	% Change
	June 30, 2008	Revenues	June 30, 2007	Revenues	2008 to 2007	2008 to 2007

Revenues	$20,701,529	100.0%	$16,987,120	100.0%	$3,714,409	21.9%

Operating expenses:
Selling, general and administrative expenses	15,908,258	76.8%	14,642,572	86.2%	1,265,686	8.6%
Depreciation and amortization	3,628,766	17.5%	3,117,964	18.4%	510,802	16.4%
Stock-based compensation	807,064	3.9%	285,507	1.7%	521,557	182.7%

	20,344,088	98.3%	18,046,043	106.2%	2,298,045	12.7%

Net operating income (loss)	357,441	1.7%	(1,058,923)	-6.2%	1,416,364	-133.8%

Other income (expenses):
Change in fair value of derivative financial instruments	(258,660)	-1.2%	(704,250)	-4.1%	445,590	-63.3%
Interest expense	(1,325,887)	-6.4%	(2,499,097)	-14.7%	1,173,210	-46.9%
Interest, dividend and rental income	31,064	0.2%	60,268	0.4%	(29,204)	-48.5%

	(1,553,483)	-7.5%	(3,143,079)	-18.5%	1,589,596	-50.6%

Net loss before deferred income tax benefit	(1,196,042)	-5.8%	(4,202,002)	-24.7%	3,005,960	-71.5%

Deferred income tax benefit	859,379	4.2%	677,325	4.0%	182,054	26.9%

Net loss before preferred stock dividends	(336,663)	-1.6%	(3,524,677)	-20.7%	$3,188,014	-90.4%

Less preferred stock dividends	(991,100)		(1,053,700)

Net loss available to common stockholders	$(1,327,763)		$(4,578,377)

Net loss per common share - basic and diluted	$(0.04)		$(0.17)

Weighted average common shares outstanding - basic and diluted	36,537,000		26,653,000

Operating Income (Loss)
Revenues for the six months ended June 30, 2008 increased $3,714,409 to $20,701,529 compared to the six months ended June 30, 2007 as shown on the table above. The increase in revenues and operating expenses were due primarily to revenue generated and costs incurred by firms that were acquired during the first quarter of 2008 and 2007. In addition, during 2008, several of our retirement plan administration subsidiaries increased revenues as a result of implementing requirements of the Pension Protection Act of 2006. Operating expenses for the six months ended June 30, 2008 increased $2,298,045 to $20,344,088 over the prior year's comparable six month period. As a percentage of revenue, operating expenses decreased to 98.3% for the six months ended June 30, 2008 as compared to 106.2% for the six months ended June 30, 2007.

Selling, general and administrative expenses for the six months ended June 30, 2008 increased $1,265,686 to $15,908,258 over the prior year's comparable six month period. As a percentage of revenue, selling, general and administrative expenses decreased to 76.8% for the six months ended June 30, 2008 as compared to 86.2% for the six months ended June 30, 2007.

Depreciation and amortization for the six months ended June 30, 2008 increased $510,802 to $3,628,766 over the prior year's comparable six month period primarily due to amortization of intangible assets acquired in connection with acquisitions during the first quarter of 2008 and 2007. As a percentage of revenue, depreciation and amortization decreased to 17.5% for the six months ended June 30, 2008 as compared to 18.4% for the six months ended June 30, 2007.

Stock-based compensation for the six months ended June 30, 2008 increased $521,557 to $807,064 over the prior year's comparable six month period due primarily to the issuance of 700,000 shares of common stock to the CEO as part of his new employment agreement, the issuance of 350,000 shares of common stock to the President and COO as part of his March 15, 2007 employment agreement and the issuance of 200,000 stock options to the President and COO as part of the addendum to his March 15, 2007 employment agreement. As a percentage of revenue, stock based compensation increased to 3.9% for the six months ended June 30, 2008 as compared to 1.7% for the six months ended June 30, 2007.

Other Income (Expenses)
Net other income (expenses) was ($1,553,483) for the six months ended June 30, 2008 as compared to ($3,143,079) for the six months ended June 30, 2007. The change was due primarily to a decrease in the change of the fair value of derivative financial instruments of $445,590 and a decrease in interest expense of $1,173,210. Interest expense decreased during the first two quarters of 2008 as a result of the more favorable interest rates under the new senior term notes and subordinated senior term note.

Preferred Stock Dividends
Preferred stock dividends were $991,100 for the six months ended June 30, 2008 as compared to $1,053,700 for the six months ended June 30, 2007. The decrease was due primarily to conversion of 350,000 shares of Series A, 100,000 shares of Series B and 675,000 shares of Series C cumulative preferred stock to common stock during 2008 and 2007.

Three Month Period Ended June 30, 2008 Compared to June 30, 2007

	(Unaudited)		(Unaudited)
	Three Months Ended	% of	Three Months Ended	% of	$ Change	% Change
	June 30, 2008	Revenues	June 30, 2007	Revenues	2008 to 2007	2008 to 2007

Revenues	$11,761,070	100.0%	$10,326,159	100.0%	$1,434,911	13.9%

Operating expenses:
Selling, general and administrative expenses	7,950,968	67.6%	7,813,720	75.7%	137,248	1.8%
Depreciation and amortization	1,889,378	16.1%	1,715,827	16.6%	173,551	10.1%
Stock-based compensation	296,040	2.5%	114,852	1.1%	181,188	157.8%

	10,136,386	86.2%	9,644,399	93.4%	491,987	5.1%

Net operating income	1,624,684	13.8%	681,760	6.6%	942,924	138.3%

Other income (expenses):
Change in fair value of derivative financial instruments	(634,817)	-5.4%	(208,345)	-2.0%	(426,472)	204.7%
Interest expense	(662,183)	-5.6%	(1,317,144)	-12.8%	654,961	-49.7%
Interest, dividend and rental income	17,718	0.2%	16,076	0.2%	1,642	10.2%

	(1,279,282)	-10.9%	(1,509,413)	-14.6%	230,131	-15.2%

Net income (loss) before deferred income tax benefit	345,402	2.9%	(827,653)	-8.0%	1,173,055	-141.7%

Deferred income tax benefit	487,982	4.1%	460,566	4.5%	27,416	6.0%

Net income (loss) before preferred stock dividends	833,384	7.1%	(367,087)	-3.6%	$1,200,471	-327.0%

Less: preferred stock dividends	(493,700)		(535,650)

Net income (loss) available to common stockholders	$339,684		$(902,737)

Net income (loss) per common share - basic	$0.01		$(0.03)

Net income (loss) per common share - diluted	$0.01		$(0.03)

Weighted average common shares outstanding - basic	36,794,000		27,420,000

Weighted average common shares outstanding - diluted	75,065,000		27,420,000

Operating Income (Loss)
Revenues for the three months ended June 30, 2008 increased $1,434,911 to $11,761,070 compared to the three months ended June 30, 2007 as shown on the table above. The increase in revenues and operating expenses were due primarily to revenue generated and costs incurred by firms that were acquired during the first quarter of 2008. In addition, during the quarter ended June 30, 2008, several of our retirement plan administration subsidiaries increased revenues as a result of implementing requirements of the Pension Protection Act of 2006, coupled with organic growth from sales initiatives in our core plan administration business. Operating expenses for the three months ended June 30, 2008 increased $491,987 to $10,136,386 over the prior year's comparable three month period. As a percentage of revenue, operating expenses decreased to 86.2% for the three months ended June 30, 2008 as compared to 93.4% for the three months ended June 30, 2007.

Selling, general and administrative expenses for the three months ended June 30, 2008 increased $137,248 to $7,950,968 over the prior year's comparable three month period. As a percentage of revenue, selling, general and administrative expenses decreased to 67.6% for the three months ended June 30, 2008 as compared to 75.7% for the three months ended June 30, 2007.

Depreciation and amortization for the three months ended June 30, 2008 increased $173,551to $1,889,378 over the prior year's comparable three month period primarily due to amortization of intangible assets acquired in connection with the acquisition of CIAS during the first quarter of 2008. As a percentage of revenue, depreciation and amortization decreased to 16.1% for the three months ended June 30, 2008 as compared to 16.6% for the three months ended June 30, 2007.

Stock-based compensation for the three months ended June 30, 2008 increased $181,188 to $296,040 over the prior year's comparable three month period due primarily to the issuance of 350,000 shares of common stock to the President and COO as part of his March 15, 2007 employment agreement and the issuance of 200,000 stock options to the President and COO as part of the addendum to his March 15, 2007 employment agreement. As a percentage of revenue, stock based compensation increased to 2.5% for the three months ended June 30, 2008 as compared to 1.1% for the three months ended June 30, 2007.

Other Income (Expenses)
Net other income (expenses) was ($1,279,282) for the three months ended June 30, 2008 as compared to ($1,509,413) for the three months ended June 30, 2007. The decrease was primarily due to a decrease in interest expense of $654,961 and an increase in interest and rental income of 1,642, offset by an increase in the change of the fair value of derivative financial instruments of $426,472. Interest expense decreased as a result of the more favorable interest rates under the new senior term notes and subordinated senior term note.

Preferred Stock Dividends
Preferred stock dividends were $493,700 for the three months ended June 30, 2008 as compared to $535,650 for the three months ended June 30, 2007. The decrease was due primarily to conversion of 100,000 shares of Series A, 100,000 shares of Series B and 675,000 shares of Series C cumulative preferred stock to common stock during the first quarter 2008 and the second half of 2007.

Liquidity and Capital Resources:

Our cash, working capital (deficit) and stockholders' equity position is disclosed below:

	(Unaudited)	(Audited)
	June 30, 2008	December 31, 2007
Unrestricted Cash	$2,027,898	$3,254,759
Working Capital (deficit)	$(7,514,791)	$(3,994,816)
Stockholders' Equity	$13,746,296	$14,046,996

At June 30, 2008 and December 31, 2007, the Company's working capital deficit was approximately $7.5 million and $4.0 million, respectively and its accumulated deficit was approximately $20.3 million and $19.0 million, respectively. For the six months ended June 30, 2008 and June 30, 2007, the Company's net losses before preferred stock dividends were approximately $0.3 million and $3.5 million, respectively and its cash flows from operations were approximately $2.5 million and $1.3 million, respectively. Based upon management's current forecast of future revenues from its acquired businesses, its recent history of capital raising and other factors, the Company believes its cash resources will be adequate to support its acquisition model and fund operations in 2008.

Details of the changes in cash flows during the six month periods ended June 30, 2008 and 2007 are as follows:

	(Unaudited)	(Unaudited)
	Six Months Ended	Six Months Ended
	June 30, 2008	June 30, 2007
Net cash provided by operating activities	$2,511,533	$1,255,255

Cash flows from investing activities:
Purchases of property and equipment	(134,319)	(162,224)
Acquisition of Alaska Pension Services, Ltd.	(729,408)	-
Acquisition of National Actuarial Pension Services, Inc.	(21,623)	-
Acquisition of Benefit Dynamics	(8,770)	(340,000)
Acquisition of Pentec and Pentec Capital Management	(40,246)	(1,691,376)
Acquisition of The Pension Alliance	(141,055)	(3,380,000)
Acquisition of California Investment and Annuity Services	(1,521,623)	-

Net cash used in investing activities	(2,597,044)	(5,573,600)

Cash flows from financing activities:
Payments on long-term debt and notes	(1,107,532)	(454,174)
Proceeds from sale of common and preferred shares, net	-	1,150,219
Payment of deferred financing costs	(33,818)	-

Net cash provided by (used in) financing activities	(1,141,350)	696,045

Net decrease in cash	(1,226,861)	(3,622,300)

Cash, beginning of period	3,254,759	6,191,301

Cash, end of period	$2,027,898	$2,569,001

 The Company had unrestricted cash as of June 30, 2008 of $2,027,898, a decrease of $1,226,861 from December 31, 2007.

Net cash provided by operating activities of $2,511,533 was primarily due to non-cash expenses of $4,210,233, a decrease in prepaid expenses of $78,608 and an increase in unearned revenue of $216,835, offset by a net loss of $336,663, an increase in accounts receivables of $1,305,333, a decrease in accrued expenses and current liabilities of $143,221, and a decrease in accounts payable of $208,926.

The non-cash items were primarily composed of depreciation and amortization of $3,628,766, noncash interest of $375,122, stock-based compensation of $807,064, and an increase in the fair value of derivative securities of $258,660, offset by a decrease in the deferred tax liability of $859,379.

Net cash of $2,597,044 used in investing activities was due to $2,251,031 in funds expended in the acquisitions of Alaska Pension Services Ltd and California Investment and Annuity Services, $211,694 in funds expended in contingency payments for National Actuarial Pension Services, Inc., Benefit Dynamics, Pentec and Pentec Capital Management, and The Pension Alliance and $134,319 used in the purchase of property and equipment.

Net cash of $1,141,350 used in financing activities was due to $1,107,532 in payments of long-term debt (primarily seller notes) and $33,818 in the payment of deferred financing costs.

The Company had unrestricted cash as of June 30, 2007 of $2,569,001 a decrease of $3,622,300 from December 31, 2006.

Net cash provided by operating activities of $1,255,255 was primarily due to non-cash items of $4,274,847, an increase in unearned revenues of $1,059,018, an increase in accrued expenses and current liabilities of $260,517, offset by a net loss of $3,524,677, an increase in accounts receivable of $704,797, an increase in prepaid expenses of $100,788, and a decrease in accounts payable of $8,864.

The non-cash items were primarily composed of depreciation and amortization of $3,271,053, noncash interest of $649,360, stock-based compensation of $285,507, stock issued for services of $42,002, and an increase in the fair value of derivative securities of $704,250 offset by a decrease in the deferred tax liability of $677,325.

Net cash of $5,573,600 used in investing activities was due to $5,411,376 of funds expended in the acquisitions of Benefit Dynamics, Pentec and Pentec Capital Management and The Pension Alliance and $162,224 used in the purchase of property and equipment.

Net cash of $696,045 provided by financing activities was primarily due to the receipt of $1,150,219 of net proceeds from our Series E Preferred Stock Offering and $454,174 in payments of long-term debt.

Seller Financing
In connection with our acquisition strategy, part of the purchase price is paid through seller financed instruments. As part of the acquisition of CIAS, we issued the Sellers promissory notes for an aggregate of $950,000 with the first promissory notes in the amount of $475,000 payable June 3, 2009 and the second promissory notes in the amount of $475,000 payable June 3, 2010. As part of the acquisition of Alaska Pension, we issued the Sellers promissory notes for an aggregate of $220,000 with the first promissory notes in the amount of $110,000 payable August 31, 2009 and the second promissory notes in the amount of $110,000 payable August 31, 2010. In the event that certain EBITDA targets are not achieved by CIAS and Alaska Pension during the 24 months following the closing date, the convertible promissory notes will be reduced by the amount of such shortfall.

Future Contractual Obligations
The following table shows the Company's present and future contractual obligations as of June 30, 2008:

	(Unaudited)
	June 30, 2008
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years

Operating Lease Obligations	$6,321,388	$1,848,499	$3,154,239	$1,318,650

Employment Contracts	$1,803,333	$1,370,000	$433,333	$-

Revolving Line of Credit	$1,000,000	$1,000,000	$-	$-

Short and Long Term Debt	$24,848,301	$4,285,676	$20,562,625	$-

Total Contractual Cash Obligations	$33,973,022	$8,504,175	$24,150,197	$1,318,650

Critical Accounting Policies and Estimates
We believe the following critical accounting policies affect the significant judgments and estimates used in the preparation of our financial statements:

•	Revenue Recognition
•	Management's Estimates
•	Goodwill / Intangible Assets
•	Share-based Payments

Revenue Recognition
We generate revenue primarily from the following three sources:

•	Third party administration;
•	Financial planning and investment advisory fees and securities commissions;
•	Insurance commissions.

The Company recognizes revenue from these sources, as follows:

Third party administration:
•	Persuasive evidence of an arrangement between the Company and its clients exists;
•	Delivery of the product to the customer has occurred or service has been provided to the customer;
•	The price to the customer is fixed and determinable;
•	Collectability of the sales price is reasonably assured.

Financial planning and investment advisory fees and securities:
•	As services are rendered;
•	Contingent commissions are recorded as revenue is earned.

Insurance:
•	The policy application is substantially complete;
•	The premium is paid;
•	The insured party is contractually committed to the purchase of the insurance policy.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on our consolidated financial statements.

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

Not Applicable

ITEM 4T. Controls and Procedures

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

Our management assessed the effectiveness of our internal controls over financial reporting as of December 31, 2007. Based on our assessment, management concluded that the Company did not maintain effective internal control over financial reporting during 2007. During the course of our assessment, we noted the data of three of our subsidiaries is residing on a shared network supported by a related party of the Company.

In connection with its 2007 assessment, management began implementing a plan in 2008 to remediate the noted material weakness.

Except as noted above, there have been no changes in our internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(e) under the Securities Exchange Act of 1934 during the quarter ended June 30, 2008 that materially affected, or are reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 1A. Risk Factors

As a “Smaller Reporting Company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

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

March 10, 2008
On March 10, 2008, a holder of 100,000 shares of Series B Convertible Preferred Stock converted those share into 200,000 shares of common stock. The issuance of the shares was deemed to be exempt under section 4(2) of the Securities Act of 1933, as amended.

April 17, 2008
As part of an employment agreement entered into with John Davis on March 15, 2007, Mr. Davis received 350,000 shares of restricted common stock of the Company on April 17, 2008 based on the Company’s attainment of certain earnings before interest, taxes, depreciation, amortization and stock based compensation (“EBITDA SBC”) targets and management objectives. The issuance of the shares to Mr. Davis was deemed to be exempt under section 4(2) of the Securities Act of 1933, as amended.

April 18, 2008
As part of the addendum to the March 15, 2007 employment agreement with John Davis, the Company issued a Stock Option Agreement on April 18, 2008 granting Mr. Davis the option to purchase 200,000 shares of restricted common stock of the Company at a price of $0.61 per share.

June 30, 2008
In connection with the acquisition of 100% of the outstanding shares of Alaska Pension, the Company issued 369,128 shares of common stock valued at $220,000. The issuance of the shares to Karen Jordan and Duane Mayer was deemed to be exempt under section 4(2) of the Securities Act of 1933, as amended.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

In April 2008, the Company extended the employment agreement of Mr. Davis, the Company's President and Chief Operating Officer. The addendum to his March 15, 2007 employment agreement provides for a term through March 31, 2009. All terms of his March 21, 2007 employment agreement remain the same except for 1) a $25,000 increase in annual salary; 2) an option grant to purchase 200,000 shares of restricted common stock of the Company at $0.61 per share of which 100,000 shares will vest on September 30, 2008 and 100,000 shares will vest on March 31, 2009; and 3) an additional bonus of $100,000 upon attainment of certain adjusted EBITDA SBC targets for the trailing 12 months at June 30, 2008, or comparable enterprise valuation, or eligible change in control.

On July 15, 2008, the Company borrowed an additional $2,358,375 on the Term Loan. All original terms of the loan remain the same. As part of the transaction, the Company paid $22,102 in deferred financing costs which will be amortized over the remaining life of the loan.

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

4.57	Amendment No., 4 to Revolving Line of Credit and Term Loan Agreement by and between Citizens RBS, National Association, and National Investment Managers Inc.

4.58	Amendment No. 4 to Intercreditor and Subordination Agreement by and between RBS Citizens, National Association, and National Investment Managers Inc.

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

10.85
Settlement Agreement and Release by and between Renee J. Conner, William E. Renninger and National Investment Managers Inc. dated May 15, 2008 (Incorporated by reference to the Form 10Q Quarterly Report files with the Securities and Exchange Commission on May 15, 2008)

10.86
Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due April 30, 2009 (Incorporated by reference to the Form 10Q Quarterly Report files with the Securities and Exchange Commission on May 15, 2008).

10.87
Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due October 31, 2009 (Incorporated by reference to the Form 10Q Quarterly Report files with the Securities and Exchange Commission on May 15, 2008).

10.88	Addendum to the Employment Agreement by and between National Investment Managers Inc. and John M. Davis

21.1	List of Subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INVESTMENT MANAGERS INC.

Registrant

Dated: August 14, 2008	/s/ Steven Ross
Steven Ross
Chief Executive Officer and Director

Dated: August 14, 2008	/s/ John Schroepfer
John Schroepfer
Interim Chief Financial Officer