Form 10-Q
period 2008-09-30
National Investment Managers Inc.
filed 2008-11-14
CIK 770461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended September 30, 2008 OR

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

Yes ☐ No ☒

As of November 12, 2008, 38,638,956 shares of $.001 par value common stock of the registrant were outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - September 30, 2008 (unaudited) and December 31, 2007 (audited)	3

Condensed Consolidated Statements of Operations - Nine months ended September 30, 2008 and 2007 (unaudited)	4

Condensed Consolidated Statements of Operations – Three months ended September 30, 2008 and 2007 (unaudited)	5

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2008 and 2007 (unaudited)	6-7

Notes to Condensed Consolidated Interim Financial Statements	8-21

Item 2. Management's Discussion and Analysis or Plan of Operations	22-31

Item 3. Quantitative and Qualitative Disclosures about Market Risks	31

Item 4. Controls and Procedures	32

Item 4T. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults upon Senior Securities	34

Item 4. Submission of Matters to a Vote of Security Holders	34

Item 5. Other Information	34

Item 6. Exhibits	35

SIGNATURES	48

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2008	December 31, 2007
ASSETS
Current assets:
Cash	$1,682,543	$3,254,759
Accounts receivable, net	5,712,288	3,383,396
Prepaid expenses and other current assets	934,101	797,605

Total current assets	8,328,932	7,435,760

Property and equipment, net	1,005,584	1,078,523

Other assets:
Goodwill	24,930,270	20,705,032
Customer lists/relationships, net	23,552,536	23,515,497
Other intangibles, net	5,699,181	5,796,615
Deferred financing costs	1,108,176	1,424,413

Total other assets	55,290,163	51,441,557

Total assets	$64,624,679	$59,955,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving Line of Credit	$1,000,000	$1,000,000
Long-term debt, current portion	3,925,359	809,813
Accounts payable	616,543	632,109
Unearned revenue	4,572,922	5,012,156
Accrued expenses and other current liabilities	4,076,688	3,976,498

Total current liabilities	14,191,512	11,430,576

Long-term liabilities:
Long-term debt, less current portion	19,509,646	18,916,147
Preferred dividends payable	5,377,919	3,892,419
Derivative financial instruments	4,164,606	5,375,897
Deferred tax liability	6,055,195	6,293,805

Total long-term liabilities	35,107,366	34,478,268

Total liabilities	49,298,878	45,908,844

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; 4,000,000 designated as Series A shares - 2,420,000 shares issued and outstanding as of September 30, 2008 and December 31, 2007 (liquidation preference $2,420,000 as of September 30, 2008 and December 31, 2007); 4,000,000 designated as Series B shares - 3,615,000 and 3,715,000 shares issued outstanding as of September 30, 2008 and December 31, 2007, respectively (liquidation preference $7,230,000 and $7,430,000 as of September 30, 2008 and December 31, 2007, respectively); 1,000,000 designated as Series C shares - 770, 834 shares issued and outstanding as of September 30, 2008 and December 31, 2007 (liquidation preference $9,250,008 as of September 30, 2008 and December 31, 2007); 500,000 designated as Series D shares - 409,500 shares issued and outstanding as of September 30, 2008 and December 31, 2007 (liquidation preference $8,190,000 as of September 30, 2008 and December 31, 2007); and 60,000 designated as Series E shares - 29,350 shares issued and outstanding as of September 30, 2008 and December 31, 2007 (liquidation preference $5,870,000 as of September 30, 2008 and December 31, 2007)
	7,245	7,345
Common stock, $.001 par value, 100,000,000 shares authorized, 37,208,748 and 35,539,620 shares issued and outstanding as of September 30, 2008 and December 31, 2007, respectively.	37,209	35,540
Additional paid-in capital	34,127,709	33,004,741
Accumulated deficit	(18,846,362)	(19,000,630)

Total stockholders' equity	15,325,801	14,046,996

Total liabilities and stockholders' equity	$64,624,679	$59,955,840

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007

Revenues	$31,853,174	$27,299,601

Operating expenses:
Selling, general and administrative expenses	24,229,310	21,982,748
Depreciation and amortization	5,698,198	5,043,801
Stock-based compensation	904,538	325,400

Total operating expenses	30,832,046	27,351,949

Net operating income (loss)	1,021,128	(52,348)

Other income (expenses):
Change in fair value of derivative financial instruments	1,211,291	(576,131)
Interest expense	(2,030,337)	(3,755,827)
Interest, dividend and rental income	34,915	81,900

Total other expense, net	(784,131)	(4,250,058)

Net income (loss) before deferred income tax benefit	236,997	(4,302,406)

Deferred income tax benefit	1,402,771	1,089,408

Net income (loss) before preferred stock dividends	1,639,768	(3,212,998)

Less: preferred stock dividends	(1,485,500)	(1,589,350)

Net income (loss) available to common stockholders	$154,268	$(4,802,348)

Net income (loss) per common share - basic	$0.00	$(0.18)

Net income (loss) per common share - diluted	$0.00	$(0.18)

Weighted average common shares outstanding - basic	36,760,000	27,070,000

Weighted average common shares outstanding - diluted	41,311,000	27,070,000

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007

Revenues	$11,151,645	$10,312,482

Operating expenses
Selling, general and administrative expenses	8,321,053	7,340,175
Depreciation and amortization	2,069,433	1,772,750
Stock-based compensation	97,474	39,894

Total operating expenses	10,487,960	9,152,819

Net operating income	663,685	1,159,663

Other income (expenses):
Change in fair value of derivative financial instruments	1,469,952	128,119
Interest expense	(704,450)	(1,409,818)
Interest, dividend and rental income	3,852	21,633

Total other income (expense), net	769,354	(1,260,066)

Net income (loss) before deferred income tax benefit	1,433,039	(100,403)

Deferred income tax benefit	543,392	412,083

Net income before preferred stock dividends	1,976,431	311,680

Less: preferred stock dividends	(494,400)	(535,650)

Net income (loss) available to common stockholders	$1,482,031	$(223,970)

Net income (loss) per common share - basic	$0.04	$(0.01)

Net income (loss) per common share - diluted	$0.03	$(0.01)

Weighted average common shares outstanding - basic	37,201,000	27,889,000

Weighted average common shares outstanding - diluted	73,554,000	27,889,000

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Cash flows from operating activities:
Net income (loss) before preferred stock dividends	$1,639,768	$(3,212,998)
Adjustments to reconcile net income (loss) before preferred stock dividends to net cash provided by operating activities:
Depreciation and amortization	5,697,671	5,043,802
Noncash interest	521,193	1,153,028
Stock-based compensation	904,538	325,400
Deferred income tax benefit	(1,402,771)	(1,089,408)
Change in fair value of derivative financial instruments	(1,211,291)	576,131
Increase (decrease) in cash attributable to changes
in operating assets and liabilities
Accounts receivable, net	(1,991,545)	(1,514,192)
Prepaid expenses and other current assets	(66,286)	(86,527)
Accounts payable	(40,099)	(484,251)
Unearned revenues	(439,234)	(347,718)
Accrued expenses and other current liabilities	(395,555)	654,113
Net cash provided by operating activities	3,216,389	1,017,380

Cash flows from investing activities:
Purchases of property and equipment	(238,345)	(246,726)
Acquisition of Alaska Pension Services, Ltd.	(730,561)	-
Acquisition of National Actuarial Pension Services, Inc.	(21,623)	-
Acquisition of Alan N. Kanter & Associates, Inc.	(1,837,851)	-
Acquisition of Benefit Dynamics, Inc.	(8,770)	(340,000)
Acquisition of Pentec, Inc. and Pentec Capital Management, Inc.	(40,246)	(1,691,376)
Acquisition of The Pension Alliance, Inc.	(146,299)	(3,380,000)
Acquisition of California Investment and Annuity Services, Inc.	(1,535,929)	-
Acquisition of the assets of Retirement Employee Benefit Services, Inc.	(177,258)	-
Net cash used in investing activities	(4,736,882)	(5,658,102)

Cash flows from financing activities:
Proceeds from long-term debt	2,400,375	-
Payments on long-term debt and notes	(2,392,390)	(1,717,688)
Proceeds from sale of common and preferred shares, net	-	1,194,908
Payment of deferred financing costs	(59,708)	-
Net cash used in financing activities	(51,723)	(522,780)

Net decrease in cash	(1,572,216)	(5,163,502)

Cash, beginning of period	3,254,759	6,191,301

Cash, end of period	$1,682,543	$1,027,799

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$1,709,822	$1,412,764

Cash paid during the period for taxes	$76,342	$54,707

Supplemental schedules of noncash investing and
financing activities:
Accrued preferred dividends	$1,485,500	$1,589,350

Noncash component of acquisition of The Pension Alliance	$1,750,000	$-

Noncash component of acquisition of Alaska Pension Services, Ltd.	$605,000	$-

Noncash component of acquisition of California Investment and
Annuity Services	$950,000	$-

Warrants and embedded conversion feature associated with debt
financing	$-	$218,039

Capitalization of accrued interest on secured term notes	$277,535	$1,132,613

Capitalization of accrued interest on the convertible notes payable	$-	$20,415

See accompanying notes to condensed consolidated interim financial statements

In conjunction with the Company's acquisitions, notes and common stock were issued and liabilities were assumed as follows
(See Notes 11, 12, 13, 14, 15, 16 and 17):

		Pentec Inc. and Pentec
2007:	Benefit Dynamics, Inc.	Capital Management, Inc.	The Pension Alliance Inc.

Fair value of assets acquired	$938,318	$6,027,702	$8,847,393
Cash paid	(348,770)	(1,731,622)	(3,526,299)
Due to sellers	-	-	(1,250,000)
Notes issued	(200,000)	(1,450,000)	(1,175,000)
Common stock issued	-	(250,000)	(675,000)
Total liabilities assumed	$389,548	$2,596,080	$2,221,094

	California Investment	Alaska Pension	Alan N. Kanter
2008:	Annuity Sales, Inc.	Services, Ltd.	& Associates, Inc.

Fair value of assets acquired	$2,949,929	$1,654,311	$2,330,882
Cash paid	(1,535,929)	(730,561)	(1,837,851)
Due to sellers	-	(165,000)	(17,000)
Notes issued	(950,000)	(220,000)	-
Common stock issued	-	(220,000)	-
Total liabilities assumed	$464,000	$318,750	$476,031

Retirement & Employee
2008:	Benefit Services, Inc.

Fair value of assets acquired	$177,258
Cash paid	(177,258)
Total liabilities assumed	$-

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

The operating results for the nine months ended September 30, 2008 are not necessarily indicative of the results to be expected for the full year ending December 31, 2008.

All significant intercompany transactions and balances have been eliminated in consolidation.

Note 2. Background and Liquidity

National Investment Managers Inc. (the “Company”) is in the principal business of acquiring and managing operating entities that offer third party administration primarily of retirement plans, financial and investment advisory services and insurance products to small and medium sized businesses in the United States and to high-net worth individuals. As of September 30, 2008, the Company owned 21 operating units in thirteen states. The Company’s headquarters is located in Dublin, Ohio.

At September 30, 2008 and December 31, 2007, the Company's working capital deficit was approximately $5.9 million and $4.0 million, respectively and its accumulated deficit was approximately $18.8 million and $19.0 million, respectively. For the nine months ended September 30, 2008 and September 30, 2007, the Company's net income (loss) before preferred stock dividends were approximately $1.6 million and ($3.2) million, respectively and its cash flows from operations were approximately $3.2 million and $1.0 million, respectively. Historically, the Company has successfully raised capital and funded its acquisition model through the sale of equity securities and debt financing arrangements. Given the current uncertainty in the capital markets and lack of available capital, management believes that these conditions may limit the Company’s ability to acquire firms in the foreseeable future. Based upon management's current forecast of future revenues from its acquired businesses, the Company believes its cash resources will be adequate to fund operations for the remainder of 2008 and 2009.

Note 3. Adoption of New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 was effective for us beginning January 1, 2008. (See Note 10).

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

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-3, “Fair Value Measurements” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

Note 5. Long-term Debt and Derivative Liabilities

Long-term debt activity for the nine months ended September 30, 2008 consisted of the following:

	(Audited)				(Unaudited)
	Balances at	Add:	Less:	Add:	Balances at
	December 31, 2007	New Debt	Payments	Amortization	September 30, 2008
Senior Term Note	$8,000,000	2,358,375			10,358,375
Subordinated Sr Note	12,032,000	277,535			12,309,535
Seller notes	2,725,000	2,920,000	(2,337,500)		3,307,500
Capitalized leases	95,191	42,000	(54,890)		82,301
	22,852,191				26,057,711
Less: unamortized debt discount	(3,126,231)			503,525	(2,622,706)
	19,725,960				23,435,005
Less: current portion	(809,813)				(3,925,359)
	$18,916,147				$19,509,646

Seller Financing
In connection with our acquisition strategy, part of the purchase price is paid through seller financed instruments. As of September 30, 2008, total funds due to former owners were $3,307,500. Of this amount, $2,172,500 is due in the next 12 months and $1,135,000 is due thereafter. Seller financed instruments bear interest at 6% per annum. All seller financed instruments are uncollateralized. Currently, $337,500 of the notes may be convertible into common stock in lieu of cash. The number of shares of common stock issuable upon a conversion equals the quotient obtained by dividing the outstanding amount of the notes to be converted by the conversion price of $0.62.

Revolving Line of Credit, Senior Term Note and Subordinated Senior Term Note

On November 30, 2007, the Company entered into (i) a Revolving Line of Credit and Term Loan Agreement (the "Senior Loan Agreement") with RBS Citizens, National Association (the “Senior Lender”) and (ii) a Securities Purchase and Loan Agreement (the "Subordinated Senior Agreement") with Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Lehman Brothers Commercial Bank (the “Subordinated Senior Lenders”). Pursuant to the Senior Loan Agreement, the Company issued and sold a Revolving Line of Credit Note in the initial amount of $1,000,000 (the "Revolver") and a Term Loan Promissory Note in the initial amount of $8,000,000 (the "Senior Term Note"). The Revolver and the Senior Term Note mature on July 31, 2010. On July 15, 2008, the Company borrowed an additional $2,358,375 on the Senior Term Note. All original terms of the loan remain the same. As part of the transaction, the Company paid $22,992 in deferred financing costs which will be amortized over the remaining life of the loan. As of September 30, 2008, the outstanding principal balance of the Revolver and the Senior Term Note was $1.0 million and $10.4 million, respectively and the interest rate was 5.22% and 5.72%, respectively. On October 2, 2008, in conjunction with the acquisition of Pension Technical Services, Inc. (see Note 19); the Company borrowed an additional $1,937,760 on the Senior Term Note. All original terms of the loan remain the same.

Pursuant to the terms of the Subordinated Senior Agreement, the Company issued and sold three Senior Secured Term Notes (“Subordinated Senior Notes”) in the aggregate amount of $12 million. The Subordinated Senior Notes mature on the earlier of January 31, 2011, the occurrence of a capital transaction or an event of default. A capital transaction includes the sale, disposition, dissolution or liquidation of the Company's assets or subsidiaries, the acquisition by any person of 30% or more of the Company's common stock or a public offering in the minimum amount of $20,000,000 (a "Capital Transaction"). The Company may prepay the Subordinated Senior Notes at any time after May 30, 2009. As of September 30, 2008, the outstanding principal balance of the Subordinated Senior Notes was approximately $12.3 million.

Under the terms of the Senior Loan Agreement and the Subordinated Senior Agreement, the Company is subject to meeting certain restrictive quarterly financial covenants, which among other things, require us to maintain certain minimum EBITDA and certain leverage and fixed coverage ratios. As of September 30, 2008, the Company is in compliance with these restrictive covenants.

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

On November 3, 2008, Woodside Capital Partners V, LLC and Woodside Capital Partners V QP, LLC (“Woodside Purchasers”) acquired all of the Subordinated Senior Notes and Subordinated Senior Warrants held by Lehman Brothers Commercial Bank (“Lehman”). Concurrent with the sale of the Subordinated Senior Notes and Subordinated Senior Warrants by Lehman, the Company and the Woodside Purchasers entered into a side letter agreement whereby the Woodside Purchasers agreed that in the event that a capital transaction is consummated on or prior to May 4, 2009, the Woodside Purchasers shall surrender each of the assigned Subordinated Senior Warrants held by it to the Company for cancellation and forfeit its right to receive its portion of the conditional interest payment and fee arrangement assigned to it by Lehman. In consideration of the support of Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC and Woodside Capital Partners V QP, LLC (collectively, the “Woodside Holders”) in connection with the Company’s capital requirements and assistance with the Company’s evaluation and implementation of its strategic objectives, the Company agreed that, in the event that a capital transaction is consummated on or prior to May 4, 2009, the Company will pay to the Woodside Holders a consulting fee in an amount equal to $1,000,000.

Derivative Liabilities
Pursuant to Paragraph 12 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Subordinated Senior Put and the Fee Agreement, meet the requirements of and are accounted for as a liability since they could require net-cash settlement by the Company. This option to net-cash settle is out of the Company’s control. The value of the Subordinated Senior Put and the Fee Agreement was determined using the formula outlined in section 11 of the Securities Purchase and Loan Agreement and section 1.3 of the Fee Agreement. The value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise, the related liability is removed by recording an adjustment to additional paid-in-capital. At September 30, 2008, the Subordinated Senior Put had a value of $1,605,252 and the Fee Agreement had a value of $1,218,871.

Pursuant to Paragraph 17 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Company has warrants and options (collectively “the derivative financial instruments”) that meet the requirements of and are accounted for as a liability as they contain registration rights and the agreement is silent on how the contract would be settled. By being silent, the agreement assumes net-cash settlement in the event that the Company is unable to deliver registered shares. The value of the derivative financial instruments was determined using a Black-Scholes option pricing model with the following assumptions: expected term – 2.5-3.5 years, volatility - 60%, risk free rate - 2.2% to 2.8%, which coincides with the remaining expected life of the derivative financial instruments, and zero dividend yield. Their value is reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise, the related liability is removed by recording an adjustment to additional paid-in-capital. As of September 30, 2008, the derivative financial instruments had a value of $676,053.

On November 1, 2005, the Company entered into an Asset Purchase Agreement (the "Agreement") with American Benefit Resources, Inc., a Connecticut corporation ("ABR") pursuant to which the Company acquired all of the assets of ABR. In consideration for the assets, the Company paid ABR $8,000,000 in cash, issued to IBF Fund Liquidating, LLC (“IBF”), ABR's parent company, 671,141 shares of common stock (the "ABR Shares") and assumed various liabilities. Duncan Capital Group LLC and DCI Master LDC (“Optionees”) entered into a put agreement with IBF whereby Optionees may become obligated, between the second and third anniversaries of the closing of the acquisition, to purchase, for up to $1 million, the ABR Shares. On December 20, 2006, the Company and the Optionees entered into an agreement (the “Optionee Agreement”) pursuant to which the Company agreed to make a payment to the Optionees of $1.49 less the market value per share for each share purchased by the Optionees from IBF in the event that IBF exercise their put with the Optionees. On November 30, 2007, the Company and the Optionees entered into an amendment to the Optionee Agreement whereby the Optionees’ provided the Company with the rights to acquire the shares from IBF in the event that the shares are put to the Optionees. As of September 30, 2008, the Company recorded a derivative liability of $664,430 associated with the put agreement.

On November 3, 2008, the Company received consent from its Senior Lender and Subordinated Senior Lenders to acquire the shares from IBF and on November 4, 2008, the Company acquired the 671,141 shares of common stock from IBF in consideration of the payment of $1,000,000.

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

On July 16, 2008, the Company issued 50,000 shares of restricted common stock to the President and Chief Operating Officer as part of his March 15, 2007 employment agreement.

Note 7. Stock-Based Compensation

The Company complies with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (2004 Revised), "Share Based Payment". SFAS No. 123(R) requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility range of 25.0% to 60.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a range of risk-free interest rates of 2.7% to 4.2% which coincides with the expected life of the options and warrants at the time of issuance. During the nine month periods ended September 30, 2008 and September 30, 2007, the Company recorded stock-based compensation of $904,538 and $325,400, respectively. During the three month periods ended September 30, 2008 and September 30, 2007, the Company recorded stock-based compensation of $97,474 and $39,894, respectively. There was no cash flow effect resulting from these arrangements.

The following is a summary of all option activity through September 30, 2008:
			Weighted
			Average
	Number of		Remaining	Aggregate
	Shares	Weighted	Term	Instrinsic
	Outstanding	Avg. Price	(in years)	Value

Outstanding, December 31, 2007	4,054,963	$0.83	3.91	$222,800
Granted	235,000	$0.61
Exercised	-	$-
Forfeited	(1,000)	$1.25
Outstanding, September 30, 2008	4,288,963	$0.81	3.23	$-

Exercisable, September 30, 2008	3,073,546	$0.89	2.87	$-

We settle stock option exercises with newly issued shares of common stock. The total compensation cost not yet recognized for non-vested awards of $246,719 has a weighted average period of 1.08 years over which the compensation expense is expected to be recognized.

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

Unexercised stock options and warrants to purchase common stock, and preferred stock and notes convertible into common stock as of September 30, 2008 and 2007, respectively, are as follows:

	September 30, 2008	September 30, 2007

Options and warrants	26,961,519	14,677,941
Preferred stock	32,960,008	34,510,008
Convertible notes	544,355	3,788,100
	60,465,882	52,976,049

For the nine month period ended September 30, 2008 all of the preferred stock was excluded from the calculation of diluted net income (loss) per common share since their inclusion would be anti-dilutive. In addition, for the three and nine month periods ended September 30, 2007 all of the foregoing common stock equivalents were excluded from the calculation of diluted net income (loss) per common share since their inclusion would be anti-dilutive.

Note 9. Income Taxes

In June 2006, the FASB issued FIN 48 - Accounting for Uncertainty of Income Taxes, an Interpretation of FASB Statement No. 109, to create a single model to address accounting for uncertainty in tax provisions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in jurisdictions in all tax years in which the statue of limitations remains open upon the initial date of adoption are required to be assessed. For a tax benefit to be recognized it must be more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s financial position, results of operations, or cash flows for the nine months ended September 30, 2008 and September 30, 2007, respectively. Additionally, FIN 48 provides guidance on the recognition of interest and penalties related to income taxes. There is no interest or penalties related to income taxes that have been accrued or recognized as of September 30, 2008.

Note 10. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with GAAP, and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements.

The liabilities measured at fair valued on a recurring basis as of September 30, 2008 are as follows:

Fair Value at Reporting Date Using
Quoted Price in
		Active Markets	Significant Other	Significant
		for Indentical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	September 30, 2008	(Level 1)	(Level 2)	(Level 3)

Derivative financial instruments	$4,164,606	$-	$-	$4,164,606

Reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs as of September 30, 2008 is as follows:

Fair Value
Measurments
Using Significant
Unobservable
Inputs
(Level 3)

Beginning balance - 12/31/2007	$5,375,897
Total (gains) losses (realized/unrealized)
Included in earnings (or changes in net liabilities)	(1,211,291)

Ending balance - 09/30/2008	$4,164,606

The amount of total (gains) losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) losses relating to assets still held at the reporting date	$(1,211,291)

Note 11. Acquisition of Benefit Dynamics, Inc.

On January 2, 2007, the Company entered into and closed a Stock Purchase Agreement (the "BDI Agreement") with Jo Ann Massanova and Carmen LaVerghetta ("Sellers") and Benefit Dynamics, Inc. ("BDI"). Pursuant to the BDI Agreement, the Company acquired and, the Sellers sold, 100% of the common stock of BDI. In consideration for 100% of the common stock of BDI, the Company paid the Sellers $300,000 in cash, issued the Sellers promissory notes for an aggregate of $200,000. The first promissory notes in the aggregate amount of $100,000 were paid on March 2, 2008 and the second promissory notes in the aggregate amount of $100,000 are payable on March 2, 2009. In 2008, the Company paid $8,770 in contingency payments based on BDI meeting certain EBITDA targets according to the terms of the BDI Agreement. The total consideration paid was $508,770.

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

Note 12. Acquisition of Pentec, Inc. and Pentec Capital Management, Inc.

On February 28, 2007, the Company entered into and closed a Stock Purchase Agreement (the "Pentec Agreement") with Michael E. Callahan ("Callahan"), Pentec, Inc. ("Pentec ") and Pentec Capital Management, Inc. ("PCM"). Pursuant to the Agreement, the Company acquired and, Callahan sold, 100% of the outstanding securities in Pentec and PCM. In consideration for 100% of the outstanding securities in Pentec and PCM, the Company paid Callahan $1,517,000 in cash, issued Callahan an aggregate of 403,225 shares of common stock of the Company valued at $0.62 per share for a total value of $250,000, and issued Callahan promissory notes for an aggregate of $1,450,000 with payments to be made in accordance with the following schedule: (i) $300,000 was paid on November 1, 2007, (ii) $300,000 was paid on May 1, 2008, (iii) $250,000 was paid on November 1, 2008, (iv) $300,000 is payable on May 1, 2009 and (v) $300,000 is payable on November 1, 2009. In 2008, the Company paid $40,246 in contingency payments based on Pentec and PCM meeting certain EBITDA targets according to the terms of the Pentec Agreement. The total consideration paid was $3,257,246.

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

Note 13. Acquisition of The Pension Alliance, Inc.

On February 28, 2007, we entered into a Stock Purchase Agreement (the “TPA Agreement") to purchase 100% of the common stock of The Pension Alliance, Inc. ("TPA"). The Company paid $3,250,000 in cash, issued convertible promissory notes for an aggregate of $675,000, and issued 1,088,710 shares of common stock of the Company valued at $675,000. The first convertible promissory note in the amount of $337,500 was paid on April 28, 2008 and the second convertible promissory note in the amount of $337,500 is payable on April 28, 2009. The outstanding convertible promissory note is convertible into shares of common stock of the Company at a conversion price of $0.62 per share. In the event that certain EBITDA targets are not achieved by TPA during the 24 months following the closing date, the convertible promissory notes and shares of common stock will be reduced by the amount of such shortfall. In 2008, the Company paid $106,055 in contingency payments based on TPA meeting certain EBITDA targets according to the terms of the TPA Agreement. The total initial consideration paid was $4,706,055.

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

On May 14, 2008, the Company executed a Settlement Agreement and Release (the “Settlement Agreement”) with the Sellers of TPA under which the parties agreed to resolve certain aspects of the TPA Agreement. Under the Settlement Agreement, the Company agreed to pay to Sellers an aggregate amount of $1,750,000 and consisted of (1) $1,250,000 in cash paid on July 31, 2008 and (2) $500,000 payable under two promissory notes each in the amount of $250,000 (one payable on April 30, 2009 and one payable on October 31, 2009). The parties also agreed to adjust the payment of the promissory notes down if certain financial targets were not met. In addition, the parties agreed to mutually release the other party from certain claims that might arise under the TPA Agreement.

The total purchase price for the acquisition of TPA of $6,626,299 (including $170,244 of acquisition costs) is being allocated as follows:

Assets acquired:
Customer lists/relationships	$2,470,000
Covenant not to compete	1,713,000
Trade name	291,000
Employment contracts	256,000
Goodwill	4,117,393
8,847,393

Liabilities assumed:
Unearned revenue	1,014,294
Deferred tax liability	1,206,800

Net purchase price	$6,626,299

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

Note 14. Acquisition of California Investment and Annuity Sales

On April 3, 2008, the Company signed a Stock Purchase Agreement (the “CIAS Agreement”) with Richard Kaplan and Anthony Delfino (“Sellers”) and California Investment and Annuity Sales, Inc. (“CIAS”). The CIAS Agreement was effective as of March 31, 2008. Pursuant to the CIAS Agreement, the Company acquired and the Sellers sold, 100% of the common stock of CIAS. In consideration for 100% of the common stock of CIAS, the Company paid the Sellers $1,425,000 in cash, issued the Sellers promissory notes for an aggregate of $950,000 with the first promissory notes in the amount of $475,000 payable June 3, 2009 and the second promissory notes in the amount of $475,000 payable June 3, 2010. In the event that certain revenue targets are not achieved by CIAS during the 24 months following the closing date, the promissory notes will be reduced by the amount of such shortfall. The total consideration paid was $2,375,000.

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

The total purchase price for the acquisition of CIAS of $2,485,929 (including $112,956 of acquisition costs and net of cash received of $2,027) is being allocated as follows:

Assets acquired:
Customer lists/relationships	$880,000
Covenant not to compete	550,000
Employment contracts	280,000
Goodwill	1,239,929
2,949,929

Liabilities assumed:
Deferred tax liability	464,000

Net purchase price	$2,485,929

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

Note 15. Acquisition of Alaska Pension Services, Ltd.

On June 30, 2008, the Company entered into a Stock Purchase Agreement (the “Alaska Pension Agreement”) with Karen Jordan and Duane Mayer (“Sellers”) to purchase 100% of the outstanding common stock of Alaska Pension Services, Ltd. (“Alaska Pension”). In consideration for 100% of the outstanding common stock of Alaska Pension, the Company paid the Sellers $430,766 in cash at closing, with an additional $165,000 due at December 31, 2008, paid indebtedness, and other obligations of Alaska Pension of $192,073, issued 369,128 shares of common stock of the Company valued at $220,000 (the value of the common stock was determined by an average of the closing stock price of the last 5 days prior to the announced acquisition), issued the Sellers promissory notes for an aggregate of $220,000 with the first set of promissory notes in the amount of $110,000 payable August 31, 2009 and the second set of promissory notes in the amount of $110,000 payable August 31, 2010. In the event that certain EBITDA targets are not achieved by Alaska Pension during the 24 months following the closing date, the promissory notes will be reduced by the amount of such shortfall. The total consideration paid was $1,227,839.

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

The total purchase price for the acquisition of Alaska Pension of $1,335,561 (including $111,593 of acquisition costs and net of cash received of $3,871) is being allocated as follows:

Assets acquired:
Property and equipment	$23,616
Accounts receivable	198,634
Customer lists/relationships	440,000
Covenant not to compete	300,000
Trade name	70,000
Employment contracts	125,000
Goodwill	453,227
Other assets	43,834
1,654,311

Liabilities assumed:
Deferred tax liability	254,000
Other liabilities	64,750

Net purchase price	$1,335,561

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

Note 16. Acquisition of Alan N. Kanter & Associates, Inc.

On July 16, 2008, the Company entered into a Stock Purchase Agreement (“Kanter Agreement”) to purchase 100% of the common stock of Alan N. Kanter & Associates, Inc. (“Kanter & Associates”). In consideration for 100% of the outstanding common stock of Kanter & Associates, the Company paid cash of $1,732,467. In addition, the Company accrued $17,000 in contingency payments based on Kanter & Associates completing pension plan document restatement work in accordance with the terms of the Kanter Agreement. The total consideration paid was $1,749,467.

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

The acquisition of Kanter & Associates is accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of acquisition.

The total purchase price for the acquisition of Kanter & Associates of $1,854,851 (including $106,923 of acquisition costs and net of cash received of $1,539) is being allocated as follows:

Assets acquired:
Property and equipment	$13,006
Accounts receivable	113,769
Customer lists/relationships	710,000
Covenant not to compete	497,185
Trade name	110,000
Employment contracts	270,000
Plan life documents	25,403
Goodwill	565,143
Other assets	26,376
2,330,882

Liabilities assumed:
Deferred tax liability	446,161
Other liabilities	29,870

Net purchase price	$1,854,851

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

Note 17. Acquisition of the Assets of Retirement & Employee Benefit Services, Inc.

On August 5, 2008, the Company entered into an Asset Purchase Agreement (“REBS Agreement”) to purchase the assets of Retirement & Employee Benefit Services, Inc. (“REBS”). The Company paid $164,943 in cash.

The Company’s strategy in purchasing the assets of REBS was to acquire the customer relationships of a pension advisory organization with recurring revenue streams and consolidate this business to take advantage of economies of scale, efficiencies, and cross-selling opportunities.

The total purchase price for the acquisition of assets of REBS of $177,258 (including $12,315 of acquisition costs) is being allocated as follows:

Assets acquired:
Customer lists/relationships	$97,917
Covenant not to compete	54,398
Accounts receivable	24,943

Net purchase price	$177,258

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets. The total initial purchase price will be adjusted for actual acquisition and closing costs.

Note 18. Unaudited Proforma interim Financial Information - Nine and three months ended September 30, 2008 and 2007

The results of operations of the Company’s various acquisitions have been included in the accompanying unaudited condensed consolidated statements of operations since the respective acquisition dates.

The following unaudited proforma information gives effect to the acquisitions of BDI, Pentec, PCM, TPA, CIAS, Alaska Pension, and Kanter & Associates as if the acquisitions all took place on January 1, 2007. The Proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	(Unaudited)	(Unaudited)
	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007

Revenues	$33,311,692	$30,580,494

Net income (loss) available to common shareholders	$146,588	$(4,571,175)

Net income (loss) per common share - basic	$0.00	$(0.16)

Income (loss) per common share – diluted	$0.00	$(0.16)

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	September 30, 2008	September 30, 2007

Revenues	$11,211,057	$11,082,487

Net income (loss) available to common shareholders	$1,561,575	$(263,044)

Net income (loss) per common share - basic	$0.04	$(0.01)

Net income (loss) per common share - diluted	$0.03	$(0.01)

Note 19. Subsequent Events

Acquisition of Pension Technical Services, Inc.

On October 2, 2008, the Company entered into a Stock Purchase Agreement (“REPTECH Agreement”) with Ralph W. Shaw and Eileen A. Baldwin-Shaw (“Sellers”) to purchase 100% of the common stock of Pension Technical Services, Inc. d/b/a REPTECH Corp. (“REPTECH”). In consideration for 100% of the outstanding common stock of REPTECH, the Company paid the Sellers $1,787,760 in cash at closing, with an additional $150,000 due at December 31, 2008, issued 1,430,208 shares of common stock of the Company valued at $715,104, issued the Sellers promissory notes for an aggregate of $922,656 with the first set of promissory notes in the amount of $461,328 payable December 2, 2009 and the second set of promissory notes in the amount of $461,328 payable December 2, 2010. In the event that certain EBITDA targets are not achieved by REPTECH during 24 months following the closing date, the promissory notes will be reduced by the amount of the shortfall. The total consideration paid was $3,575,520.

The Company’s strategy in purchasing REPTECH was to acquire a pension advisory organization with recurring revenue streams and consolidate this business to take advantage of economies of scale, efficiencies, and cross-selling opportunities. The Company believes that REPTECH had demonstrated stable revenue growth and cash flow with low client attrition rates.

As part of the terms of the sale of REPTECH, Ralph W. Shaw and Eileen A. Baldwin-Shaw were awarded two-year employment agreements, and agreed to be bound by non-compete and non-solicit agreements.

The acquisition of REPTECH is accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of acquisition.

The total purchase price for the acquisition of REPTECH was $3,670,123 (including $94,603 of acquisition costs).

Advances

On October 16, 2008, the Company’s Board of Directors authorized the Company to pay $54,000 to the Chairman of the Board of Directors (“Chairman”) as an advance on his 2009 salary. In the event that the Chairman were to be terminated, resign or retire, or for a any reason whatsoever, including a change of control in which the Chairman is terminated, the Chairman will not be required to repay the 2009 advance.

Related Party Transactions

On October 1, 2008, the Company’s Board of Directors authorized the Company to enter into an Advisory Agreement with MODC Holdings, Inc. (“MODC”) to assist the Board of Directors in evaluating strategic alternatives for the Company. For their services, MODC was paid a retainer of $75,000 and would receive a fee of $150,000 upon a successful close of the transaction. MODC is controlled by Michael Crow, one of our shareholders.

On November 6, 2008, the Company entered into a two year Management Agreement beginning October 1, 2008 with Nicholas J. Lamoriello and Stephen R. Zito (“Managers”) under which the Managers will provide business management services for three wholly-owned subsidiaries of the Company for a 24 month period. In exchange for the business management services, the Company will pay Managers a management fee of $30,000 per month plus out of pocket expenses while providing services to the Company. Both Nicholas J. Lamoriello and Stephen R. Zito are shareholders of the Company.

ITEM 2. Management’s Discussion and Analysis or Plan of Operations

Results of Operations:

Nine Month Period Ended September 30, 2008 Compared to September 30, 2007

	(Unaudited)		(Unaudited)
	Nine Months Ended	% of	Nine Months Ended	% of	$ Change	% Change
	September 30, 2008	Revenues	September 30, 2007	Revenues	2008 to 2007	2008 to 2007

Revenues	$31,853,174	100.0%	$27,299,601	100.0%	$4,553,573	16.7%

Operating expenses:
Selling, general and administrative expenses	24,229,310	76.1%	21,982,748	80.5%	2,246,562	10.2%
Depreciation and amortization	5,698,198	17.9%	5,043,801	18.5%	654,397	13.0%
Stock-based compensation	904,538	2.8%	325,400	1.2%	579,138	178.0%

Total operating expenses	30,832,046	96.8%	27,351,949	100.2%	3,480,097	12.7%

Net operating income (loss)	1,021,128	3.2%	(52,348)	-0.2%	1,073,476	-2050.7%

Other income (expenses):
Change in fair value of derivative financial instruments	1,211,291	3.8%	(576,131)	-2.1%	1,787,422	-310.2%
Interest expense	(2,030,337)	-6.4%	(3,755,827)	-13.8%	1,725,490	-45.9%
Interest, dividend and rental income	34,915	0.1%	81,900	0.3%	(46,985)	-57.4%

Total other expense, net	(784,131)	-2.5%	(4,250,058)	-15.6%	3,465,927	-81.6%

Net income (loss) before deferred income tax benefit	236,997	0.7%	(4,302,406)	-15.8%	4,539,403	-105.5%

Deferred income tax benefit	1,402,771	4.4%	1,089,408	4.0%	313,363	28.8%

Net income (loss) before preferred stock dividends	1,639,768	5.1%	(3,212,998)	-11.8%	$4,852,766	-151.0%

Less: preferred stock dividends	(1,485,500)		(1,589,350)

Net income (loss) available to common stockholders	$154,268		$(4,802,348)

Net income (loss) per common share - basic	$0.00		$(0.18)

Net income (loss) per common share - diluted	$0.00		$(0.18)

Weighted average common shares outstanding - basic	36,760,000		27,070,000

Weighted average common shares outstanding - diluted	41,311,000		27,070,000

Operating Income (Loss)
Revenues for the nine months ended September 30, 2008 increased $4,553,573 to $31,853,174 compared to the nine months ended September 30, 2007 as shown on the table above. The increase in revenues was due to an increase of $1,993,825 generated by firms that were acquired during 2008 (CIAS, Alaska Pension and Kanter & Associates) and the first quarter of 2007 (Pentec, PCM, and TPA). Kanter & Associates, which was acquired on July 16, 2008, recorded $373,189 of revenue for the nine month period ended September 30, 2008. TPA, which was acquired on February 28, 2007, recorded revenue of $3,342,609 for the nine months ended September 30, 2008, an increase of $819,021 from revenue recorded in the previous nine month period. The remaining $2,559,748 of revenue growth was generated by existing subsidiaries.

Operating expenses for the nine months ended September 30, 2008 increased $3,480,097 to $30,832,046 over the prior year's comparable nine month period. As a percentage of revenue, operating expenses decreased to 96.8% for the nine months ended September 30, 2008 as compared to 100.2% for the nine months ended September 30, 2007.

Selling, general and administrative expenses for the nine months ended September 30, 2008 increased $2,246,562 to $24,229,310 over the prior year's comparable nine month period. The increase is the result of an additional $1,410,474 of selling, general and administrative expenses incurred by firms that were acquired during 2008 (CIAS, Alaska Pension and Kanter & Associates) and the first quarter of 2007 (Pentec, PCM, TPA). Kanter & Associates, which was acquired on July 16, 2008, recorded $243,379 of selling, general and administrative expenses for the nine month reporting period. TPA, which was acquired on February 28, 2007, recorded selling, general and administrative expenses of $1,688,967 for the nine months ended September 30, 2008, an increase of $342,454 from selling, general and administrative expenses recorded in the previous year. In addition, selling, general and administrative expenses at existing subsidiaries increased by $836,088 over the previous nine-month period ended September 30, 2007. As a percentage of revenue, selling, general and administrative expenses decreased to 76.1% for the nine months ended September 30, 2008 as compared to 80.5% for the nine months ended September 30, 2007.

Depreciation and amortization for the nine months ended September 30, 2008 increased $654,397 to $5,698,198 over the prior year's comparable nine month period primarily due to amortization of intangible assets acquired in connection with acquisitions during 2008 and the first quarter of 2007. As a percentage of revenue, depreciation and amortization decreased to 17.9% for the nine months ended September 30, 2008 as compared to 18.5% for the nine months ended September 30, 2007.

Stock-based compensation for the nine months ended September 30, 2008 increased $579,138 to $904,538 over the prior year's comparable nine month period due primarily to the issuance of 700,000 shares of common stock to the CEO as part of his new employment agreement, the issuance of 400,000 shares of common stock to the President and COO as part of his March 15, 2007 employment agreement and the issuance of 200,000 stock options to the President and COO as part of the addendum to his March 15, 2007 employment agreement. As a percentage of revenue, stock based compensation increased to 2.8% for the nine months ended September 30, 2008 as compared to 1.2% for the nine months ended September 30, 2007.

Other Income (Expenses)
Net other income (expenses) was ($784,131) for the nine months ended September 30, 2008 as compared to ($4,250,058) for the nine months ended September 30, 2007. The change was due primarily to an increase in the change of the fair value of derivative financial instruments of $1,787,422 and a decrease in interest expense of $1,725,490, offset by a decrease of interest and rental income of $46,985. Interest expense decreased during 2008 as a result of the more favorable interest rates under the new senior term notes and subordinated senior term note.

Preferred Stock Dividends
Preferred stock dividends were $1,485,500 for the nine months ended September 30, 2008 as compared to $1,589,350 for the nine months ended September 30, 2007. The decrease was due primarily to conversion of 700,000 shares of Series A, 100,000 shares of Series B and 112,500 shares of Series C cumulative preferred stock to common stock during 2008 and 2007.

Three Month Period Ended September 30, 2008 Compared to September 30, 2007

	(Unaudited)		(Unaudited)
	Three Months Ended	% of	Three Months Ended	% of	$ Change	% Change
	September 30, 2008	Revenues	September 30, 2007	Revenues	2008 to 2007	2008 to 2007

Revenues	$11,151,645	100.0%	$10,312,482	100.0%	$839,163	8.1%

Operating expenses:
Selling, general and administrative expenses	8,321,053	74.6%	7,340,175	71.2%	980,878	13.4%
Depreciation and amortization	2,069,433	18.6%	1,772,750	17.2%	296,683	16.7%
Stock-based compensation	97,474	0.9%	39,894	0.4%	57,580	144.3%

Total operating expenses	10,487,960	94.0%	9,152,819	88.8%	1,335,141	14.6%

Net operating income	663,685	6.0%	1,159,663	11.2%	(495,978)	-42.8%

Other income (expenses):
Change in fair value of derivative financial instruments	1,469,952	13.2%	128,119	1.2%	1,341,833	1047.3%
Interest expense	(704,450)	-6.3%	(1,409,818)	-13.7%	705,368	-50.0%
Interest, dividend and rental income	3,852	0.0%	21,633	0.2%	(17,781)	-82.2%

Total other income (expense), net	769,354	6.9%	(1,260,066)	-12.2%	2,029,420	-161.1%

Net income (loss) before deferred income tax benefit	1,433,039	12.9%	(100,403)	-1.0%	1,533,442	-1527.3%

Deferred income tax benefit	543,392	4.9%	412,083	4.0%	131,309	31.9%

Net income before preferred stock dividends	1,976,431	17.7%	311,680	3.0%	$1,664,751	534.1%

Less: preferred stock dividends	(494,400)		(535,650)

Net income (loss) available to common stockholders	$1,482,031		$(223,970)

Net income (loss) per common share - basic	$0.04		$(0.01)

Net income (loss) per common share - diluted	$0.03		$(0.01)

Weighted average common shares outstanding - basic	37,201,000		27,889,000

Weighted average common shares outstanding - diluted	73,554,000		27,889,000

Operating Income
Revenues for the three months ended September 30, 2008 increased $839,163 to $11,151,645 compared to the three months ended September 30, 2007 as shown on the table above. The increase in revenues was due primarily to revenue of $830,973 generated by firms that were acquired during 2008 (CIAS, Alaska Pension and Kanter & Associates). The remaining growth in revenue of $8,190 during this three month period ended September 30, 2008 is due to growth at our existing subsidiaries.

Operating expenses for the three months ended September 30, 2008 increased $1,335,141 to $10,487,960 over the prior year's comparable three month period. As a percentage of revenue, operating expenses increased to 94.0% for the three months ended September 30, 2008 as compared to 88.8% for the three months ended September 30, 2007.

Selling, general and administrative expenses for the three months ended September 30, 2008 increased $980,878 to $8,321,053 over the prior year's comparable three month period. The increase is the result of an additional $515,641 of selling, general and administrative expenses incurred by firms acquired during 2008 (CIAS, Alaska Pension and Kanter & Associates). In addition, selling, general and administrative expenses at existing subsidiaries increased by $465,237 from the three months ended September 30, 2007. As a percentage of revenue, selling, general and administrative expenses increased to 74.6% for the three months ended September 30, 2008 as compared to 71.2% for the three months ended September 30, 2007.

Depreciation and amortization for the three months ended September 30, 2008 increased $296,683 to $2,069,433 over the prior year's comparable three month period primarily due to amortization of intangible assets acquired in connection with our acquisitions during 2008. As a percentage of revenue, depreciation and amortization increased to 18.6% for the three months ended September 30, 2008 as compared to 17.2% for the three months ended September 30, 2007.

Stock-based compensation for the three months ended September 30, 2008 increased $57,580 to $97,474 over the prior year's comparable three month period due primarily to the issuance of 50,000 shares of common stock to the President and COO as part of his March 15, 2007 employment agreement and amortization from the issuance of 200,000 stock options to the President and COO as part of the addendum to his March 15, 2007 employment agreement. As a percentage of revenue, stock based compensation increased to 0.9% for the three months ended September 30, 2008 as compared to 0.4% for the three months ended September 30, 2007.

Other Income (Expenses)
Net other income (expenses) was $769,354 for the three months ended September 30, 2008 as compared to ($1,260,066) for the three months ended September 30, 2007. The change was primarily due to a decrease in interest expense of $705,368 and an increase in the change of the fair value of the derivative financial instruments of $1,341,833, offset by a decrease in interest and rental income of 17,781. Interest expense decreased as a result of the more favorable interest rates under the new senior term notes and subordinated senior term note.

Preferred Stock Dividends
Preferred stock dividends were $494,400 for the three months ended September 30, 2008 as compared to $535,650 for the three months ended September 30, 2007. The decrease was due primarily to conversion of 200,000 shares of Series A, 100,000 shares of Series B and 112,500 shares of Series C cumulative preferred stock to common stock during the first quarter 2008 and the fourth quarter of 2007.

Liquidity and Capital Resources:

Our cash, working capital (deficit) and stockholders' equity position is disclosed below:

	(Unaudited)	(Audited)
	September 30, 2008	December 31, 2007
Unrestricted Cash	$1,682,543	$3,254,759
Working Capital (deficit)	$(5,862,580)	$(3,994,816)
Stockholders' Equity	$15,325,801	$14,046,996

At September 30, 2008 and December 31, 2007, the Company's working capital deficit was approximately $5.9 million and $4.0 million, respectively and its accumulated deficit was approximately $18.8 million and $19.0 million, respectively. For the nine months ended September 30, 2008 and September 30, 2007, the Company's net income (losses) before preferred stock dividends were approximately $1.6 million and ($3.2) million, respectively and its cash flows from operations were approximately $3.2 million and $1.0 million, respectively. Historically, the Company has successfully raised capital and funded its acquisition model through the sale of equity securities and debt financing arrangements. Given the current uncertainty in the capital markets and lack of available capital, management believes that these conditions may limit the Company’s ability to acquire firms in the foreseeable future. Based upon management's current forecast of future revenues from its acquired businesses, the Company believes its cash resources will be adequate to fund operations for the remainder of 2008 and 2009.

Details of the changes in cash flows during the nine month periods ended September 30, 2008 and 2007 are as follows:
	(Unaudited)	(Unaudited)
	Nine Months Ended	Nine Months Ended
	September 30, 2008	September 30, 2007
Net cash provided by operating activities	$3,216,389	$1,017,380

Cash flows from investing activities:
Purchases of property and equipment	(238,345)	(246,726)
Acquisition of Alaska Pension Services	(730,561)	-
Acquisition of National Actuarial Pension Services, Inc.	(21,623)	-
Acquisition of Alan N. Kanter & Associates	(1,837,851)	-
Acquisition of Benefit Dynamics	(8,770)	(340,000)
Acquisition of Pentec and Pentec Capital Management	(40,246)	(1,691,376)
Acquisition of The Pension Alliance	(146,299)	(3,380,000)
Acquisition of California Investment and Annuity Services	(1,535,929)	-
Acquisition of the assets of REBS	(177,258)	-
Net cash used in investing activities	(4,736,882)	(5,658,102)

Cash flows from financing activities:
Proceeds from long-term debt	2,400,375	-
Payments on long-term debt and notes	(2,392,390)	(1,717,688)
Proceeds from sale of common and preferred shares, net	-	1,194,908
Payment of deferred financing costs	(59,708)	-
Net cash used in financing activities	(51,723)	(522,780)

Net decrease in cash	(1,572,216)	(5,163,502)

Cash, beginning of period	3,254,759	6,191,301

Cash, end of period	$1,682,543	$1,027,799

The Company had unrestricted cash as of September 30, 2008 of $1,682,543, a decrease of $1,572,216 from December 31, 2007.

Net cash provided by operating activities of $3,216,389 was primarily due to non-cash expenses of $4,509,340, and a net income of $1,639,768, offset by an increase in accounts receivables of $1,991,545, an increase in prepaid expenses of $66,286, a decrease in accounts payable of $40,099, a decrease in unearned revenue of $439,234, and a decrease in accrued expenses and current liabilities of $395,555.

The non-cash items were primarily composed of depreciation and amortization of $5,697,671, noncash interest of $521,193, stock-based compensation of $904,538, offset by a decrease in the deferred tax liability of $1,402,771, and a decrease in the fair value of derivative financial instruments of $1,211,291.

Net cash of $4,736,882 used in investing activities was due to $4,281,599 in funds expended in the acquisitions of Alaska Pension Services Ltd, California Investment and Annuity Services, Alan N. Kanter & Associates and the assets of REBS, $216,938 in funds expended in contingency payments for National Actuarial Pension Services, Inc., Benefit Dynamics, Pentec and Pentec Capital Management, and The Pension Alliance and $238,345 used in the purchase of property and equipment.

Net cash of $51,723 used in financing activities was due to $2,400,375 in proceeds from long-term debt, $2,392,390 in payments of long-term debt (primarily seller notes) and $59,708 in the payment of deferred financing costs.

The Company had unrestricted cash as of September 30, 2007 of $1,027,799 a decrease of $5,163,502 from December 31, 2006.

Net cash provided by operating activities of $1,017,380 was primarily due to non-cash items of $6,008,953, an increase in accrued expenses and current liabilities of $654,113, offset by a net loss of $3,212,998, an increase in accounts receivable of $1,514,192, an increase in prepaid expenses of $86,527, a decrease in accounts payable of $484,251, and a decrease in unearned revenues of $347,718.

The non-cash items were primarily composed of depreciation and amortization of $5,043,802, noncash interest of $1,153,028, stock-based compensation of $325,400, and an increase in the fair value of derivative financial instruments of $576,131, offset by a decrease in the deferred tax liability of $1,089,408.

Net cash of $5,658,102 used in investing activities was due to $5,411,376 of funds expended in the acquisitions of Benefit Dynamics, Pentec and Pentec Capital Management and The Pension Alliance and $246,726 used in the purchase of property and equipment.

Net cash of $522,780 used in financing activities was primarily due to the receipt of $1,194,908 of net proceeds from our Series E Preferred Stock Offering and $1,717,688 in payments of long-term debt.

Revolving Line of Credit, Senior Term Note and Subordinated Senior Term Note

The Company’s acquisition strategy has historically relied upon the sale of equity securities and more recently upon debt financing arrangements. On November 30, 2007, the Company entered into (i) a Revolving Line of Credit and Term Loan Agreement (the "Senior Loan Agreement") with RBS Citizens, National Association (the “Senior Lender”) and (ii) a Securities Purchase and Loan Agreement (the "Subordinated Senior Agreement") with Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Lehman Brothers Commercial Bank (the “Subordinated Senior Lenders”). Pursuant to the Senior Loan Agreement, the Company issued and sold a Revolving Line of Credit Note in the initial amount of $1,000,000 (the "Revolver") and a Term Loan Promissory Note in the initial amount of $8,000,000 (the "Senior Term Note"). The Revolver and the Senior Term Note mature on July 31, 2010. On July 15, 2008, the Company borrowed an additional $2,358,375 on the Senior Term Note. All original terms of the loan remain the same. As part of the transaction, the Company paid $22,992 in deferred financing costs which will be amortized over the remaining life of the loan. As of September 30, 2008, the outstanding principal balance of the Revolver and the Senior Term Note was $1.0 million and $10.4 million, respectively and the interest rate was 5.22% and 5.72%, respectively. On October 2, 2008, in conjunction with the acquisition of Pension Technical Services, Inc. (refer to Note 19); the Company borrowed an additional $1,937,760 on the Senior Term Note. All original terms of the loan remain the same.

Pursuant to the terms of the Subordinated Senior Agreement, the Company issued and sold three Senior Secured Term Notes (“Subordinated Senior Notes”) in the aggregate amount of $12 million. The Subordinated Senior Notes mature on the earlier of January 31, 2011, the occurrence of a capital transaction or an event of default. A capital transaction includes the sale, disposition, dissolution or liquidation of the Company's assets or subsidiaries, the acquisition by any person of 30% or more of the Company's common stock or a public offering in the minimum amount of $20,000,000 (a "Capital Transaction"). The Company may prepay the Subordinated Senior Notes at any time after May 30, 2009. As of September 30, 2008, the outstanding principal balance of the Subordinated Senior Notes was approximately $12.3 million.

Under the terms of the Senior Loan Agreement and the Subordinated Senior Agreement, the Company is subject to meeting certain restrictive quarterly financial covenants, which among other things, require us to maintain certain minimum EBITDA and certain leverage and fixed charge coverage ratios. As of September 30, 2008, the Company is in compliance with these restrictive covenants.

Seller Financing
In connection with our acquisition strategy, part of the purchase price is paid through seller financed instruments. As of September 30, 2008, total funds due to former owners were $3,307,500. Of this amount, $2,172,500 is due in the next 12 months and $1,135,000 is due thereafter. Seller financed instruments bear interest at 6% per annum. All seller financed instruments are uncollateralized. Currently, $337,500 of the notes may be convertible into common stock in lieu of cash. The number of shares of common stock issuable upon a conversion equals the quotient obtained by dividing the outstanding amount of the notes to be converted by the conversion price of $0.62.

In 2008, as part of the acquisition of CIAS, we issued the Sellers promissory notes for an aggregate of $950,000 with the first promissory notes in the amount of $475,000 payable June 3, 2009 and the second promissory notes in the amount of $475,000 payable June 3, 2010. As part of the acquisition of Alaska Pension, we issued the Sellers promissory notes for an aggregate of $220,000 with the first promissory notes in the amount of $110,000 payable August 31, 2009 and the second promissory notes in the amount of $110,000 payable August 31, 2010. On October 2, 2008, as part of the acquisition of REPTECH, we issued the Sellers promissory notes for an aggregate of $922,656 with the first set of promissory notes in the amount of $461,328 payable December 2, 2009 and the second set of promissory notes in the amount of $461,328 payable December 2, 2010. In the event that certain revenue targets are not achieved by CIAS and certain EBITDA targets are not achieved by Alaska Pension and REPTECH during the 24 months following the closing date, the promissory notes will be reduced by the amount of such shortfall.

 Future Contractual Obligations
The following table shows the Company's present and future contractual obligations as of September 30, 2008:

	(Unaudited)
	September 30, 2008
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years

Operating Lease Obligations	$6,145,410	$1,942,598	$3,176,035	$1,026,777

Employment Contracts	$1,362,918	$1,098,334	$264,584	$-

Revolving Line of Credit	$1,000,000	$1,000,000	$-	$-

Short and Long Term Debt	$26,057,711	$3,925,359	$22,111,838	$20,514

Total Contractual Cash Obligations	$34,566,040	$7,966,291	$25,552,457	$1,047,291

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

Adoption of New Accounting Pronouncements
In September 2006, the FASB issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 was effective for us beginning January 1, 2008.

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

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-3, “Fair Value Measurements” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of September 30, 2008 did not have a material impact on the Company’s financial position, results of operations and cash flows.

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

ITEM 4. Controls and Procedures

Not Applicable

ITEM 4T. Controls and Procedures

Evaluation of disclosure controls and procedures . As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are not effective as three of our subsidiaries were utilizing a shared network supported by a related party of the Company. In order to remediate this weakness, during the third quarter, the Company developed a plan, acquired the equipment and began installing and testing the system. During the fourth quarter 2008, the Company began migrating data and using the new system.

Changes in internal controls over financial reporting . Except as set forth above, there was no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

July 16, 2008
As part of an employment agreement entered into with John Davis on March 15, 2007, Mr. Davis received 50,000 shares of restricted common stock of the Company on July 16, 2008 based on the Company’s attainment of certain earnings before interest, taxes, depreciation, amortization and stock based compensation (“EBITDA SBC”) targets and management objectives. The issuance of the shares to Mr. Davis was deemed to be exempt under section 4(2) of the Securities Act of 1933, as amended.

October 2, 2008
In connection with the acquisition of 100% of the outstanding shares of REPTECH, the Company issued 1,430,208 shares of common stock valued at $715,104. The issuance of shares to Ralph A. Shaw and Eileen A. Baldwin-Shaw was deemed to be exempt under section 4(2) of the Securities Act of 1933, as amended.

All of the above securities were offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

In April 2008, the Company extended the employment agreement of Mr. Davis, the Company's President and Chief Operating Officer. The addendum to his March 15, 2007 employment agreement provides for a term through March 31, 2009. All terms of his March 21, 2007 employment agreement remain the same except for 1) a $25,000 increase in annual salary; 2) an option grant to purchase 200,000 shares of restricted common stock of the Company at $0.61 per share of which 100,000 shares will vest on September 30, 2008 and 100,000 shares will vest on March 31, 2009; and 3) an additional bonus of $100,000 upon attainment of certain adjusted EBITDA SBC targets for the trailing 12 months at September 30, 2008, or comparable enterprise valuation, or eligible change in control.

On July 15, 2008, the Company borrowed an additional $2,358,375 on the Senior Term Note. All original terms of the loan remain the same. As part of the transaction, the Company paid $22,992 in deferred financing costs which will be amortized over the remaining life of the loan.

On August 21, 2008, IBF notified the Optionees that it intended to exercise their put. On September 26, 2008, in accordance with the amendment to the Optionee Agreement dated November 30, 2007, the Company communicated its intent to exercise its right to buy back the shares directly from IBF at $1.49 per share. On October 30, 2008, the Company paid $1,000,000 to acquire all 671,141 shares.

On October 1, 2008, the Company entered into an Advisory Agreement with MODC Holdings, Inc. (“MODC”) to evaluate several equity transaction opportunities that may involve a change in control. For their services, MODC was paid a retainer of $75,000 and would receive a fee of $150,000 upon a successful close of the transaction. MODC is controlled by Michael Crow, one of our shareholders.

On October 2, 2008, in conjunction with the acquisition of Pension Technical Services, Inc., the Company borrowed an additional $1,937,760 on the Senior Term Note. All original terms of the loan remain the same.

On October 16, 2008, the Company’s Board of Directors authorized the Company to pay $54,000 to the Chairman of the Board of Directors (“Chairman”) as an advance on his 2009 salary. In the event that the Chairman were to be terminated, resign or retire, or for a any reason whatsoever, including a change of control in which the Chairman is terminated, the Chairman will not be required to repay the 2009 advance.

On November 3, 2008, Woodside Capital Partners V, LLC and Woodside Capital Partners V QP, LLC (“Woodside Purchasers”) acquired all of the Subordinated Senior Notes and Subordinated Senior Warrants held by Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank) (“Lehman”). Concurrent with the sale of the Subordinated Senior Notes and Subordinated Senior Warrants by Lehman, the Company and the Woodside Purchasers entered into a side letter agreement whereby the Woodside Purchasers agreed that in the event that a capital transaction is consummated on or prior to May 4, 2009, the Woodside Purchasers shall surrender each of the assigned Subordinated Senior Warrants held by it to the Company for cancellation and forfeit its right to receive its portion of the conditional interest payment and fee arrangement assigned to it by Lehman.

On November 1, 2005, the Company entered into an Asset Purchase Agreement (the "ABR Agreement") with American Benefit Resources, Inc., a Connecticut corporation ("ABR") pursuant to which the Company acquired all of the assets of ABR. In consideration for the assets, the Company paid ABR $8,000,000 in cash, issued to IBF Fund Liquidating, LLC (“IBF”), ABR's parent company, 671,141 shares of common stock (the "ABR Shares") and assumed various liabilities. Duncan Capital Group LLC and DCI Master LDC (“Optionees”) entered into a put agreement with IBF whereby Optionees may become obligated, between the second and third anniversaries of the closing of the acquisition, to purchase, for up to $1 million, the ABR Shares. On December 20, 2006, the Company and the Optionees entered into an agreement (the “Optionee Agreement”) pursuant to which the Company agreed to make a payment to the Optionees of $1.49 less the market value per share for each share purchased by the Optionees from IBF in the event that IBF exercise their put with the Optionees. On November 30, 2007, the Company and the Optionees entered into an amendment to the Optionee Agreement whereby the Optionees’ provided the Company with the rights to acquire the shares from IBF in the event that the shares are put to the Optionees. IBF exercised their put rights and in accordance with the above agreements and on November 4, 2008 the Company acquired the 671,141 shares of common stock from IBF in consideration of the payment of $1,000,000.

In consideration of Woodside Capital Partners IV, LLC’s, Woodside Capital Partners IV QP, LLC’s, Woodside Capital Partners V, LLC’s and Woodside Capital Partners V QP, LLC’s (collectively, the “Woodside Holders”) support of the Company’s capital requirements and the Woodside Holders’ assistance with the Company’s evaluation and implementation of its strategic objectives, the Company and the Woodside Holders entered into a side letter whereby the Company agreed that, in the event that a capital transaction is consummated on or prior to May 4, 2009, the Company will pay to the Woodside Holders a consulting fee of $1,000,000.

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

4.59
Letter Agreement entered into by and between National Investment Managers Inc., Woodside Capital Partners V, LLC, Woodside Capital Partners V QP, LLC, Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Woodside Agency Services LLC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 7, 2008 (File No. 000-51252))

4.60
Letter Agreement entered into by and between National Investment Managers Inc., Woodside Capital Partners V, LLC, Woodside Capital Partners V QP, LLC, Woodside Capital Partners IV, LLCc and Woodside Capital Partners IV QP, LLC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 7, 2008 (File No. 000-51252))

4.61
Stock Transfer Agreement dated November 3, 2008 among IBF Fund Liquidating LLC, National Investment Managers Inc., DCI Master LDC and Duncan Capital Group LLC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 7, 2008 (File No. 000-51252))

10.1
Agreement and Plan of Reorganization, dated as of February 18, 2005 by and among Fast Eddie Racing Stables, Inc, Glenn A. Little, Duncan Capital Financial Group, Inc. and FERS Acquisition Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.2
Employment Agreement, dated as of December 23, 2004, between Duncan Capital Financial Group, Inc. and Richard E. Stierwalt. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

10.3
Employment Agreement, dated as of January 1, 2005, between Duncan Capital Financial Group, Inc. and Leonard Neuhaus. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

10.4
12% Senior Secured Note, dated January 27, 2005, in the original principal amount of $350,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC (formerly known as DCOFI Master LDC) (Incorporated by reference to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.5
Securities Purchase Agreement, dated as of January 27, 2005, between Duncan Capital Financial Group, Inc. and CAMOFI Master LDC(Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.6
Security Agreement, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein Inc. and CAMOFI Master LDC. (Incorporated by reference to Form SB-2_filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.7
Subsidiary Guarantee, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein Inc. in favor of CAMOFI Master LDC. (Incorporated by reference to Form SB-2/A_filed with the Securities and Exchange Commission on June 17, 2005. (File No.333-124161))

10.8
12% Senior Secured Note, dated May 4, 2005, in the original principal amount of $150,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC. (Incorporated by reference to Form SB-2/A_filed with the Securities and Exchange Commission on June 17, 2005. (File No.333-124161))

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

10.72
Second Omnibus Amendment and Waiver, dated as of May 2, 2007, by and between National Investment Managers, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 7, 2007. (File No. 000-51252))

10.73
Second Omnibus Amendment and Waiver, dated as of May 2, 2007, by and between National Investment Managers, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 7, 2007. (File No. 000-51252))

10.74
Second Omnibus Amendment and Waiver, dated as of May 2, 2007, by and between National Investment Managers, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 7, 2007. (File No. 000-51252))

10.75
Employment Agreement by and between National Investment Managers Inc. and Steven Ross (to be filed by amendment) (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

10.76
Agreement by and between National Investment Managers Inc. and DC Associates LLC (“DCA”), and Michael Crow (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

10.77
Amendment No. 1 to the Agreement, dated as of November 30, 2007 by and among National Investment Managers Inc. Duncan Capital Group LLC and DCI Master LDC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

10.78
Stock Purchase Agreement among National Investment Managers Inc., California Investment Annuity Sales, Inc., Richard L. Kaplan and Hana E. Kaplan Inter Vivos Trust Agreement dated 1/29/97 as amended and restated 1/10/03 and Anthony Delfino dated April 3, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.79
Employment Agreement by and between Richard L. Kaplan and VEBA Administrators, Inc. dated April 3, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.80
Consulting Agreement by and between Anthony S. Delfino and VEBA Administrators, Inc. dated April 3, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.81
Non-Disclosure and Non-Solicitation Agreement by and between Anthony S. Delfino and National Investment Managers Inc. dated April 3, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.82
Non-Disclosure and Non-Solicitation Agreement by and between Richard Kaplan and National Investment Managers Inc. dated April 3, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.83	Promissory Note payable to Anthony S. Delfino (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.84	Promissory Note payable to Richard Kaplan (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.85
Settlement Agreement and Release by and between Renee J. Conner, William E. Renninger and National Investment Managers Inc. dated May 15, 2008. (Incorporated by reference to the Form 10Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2008. (File No. 000-51252))

10.86
Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due April 30, 2009 (Incorporated by reference to the Form 10Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2008. (File No. 000-51252))

10.87
Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due October 31, 2009 (Incorporated by reference to the Form 10Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2008. (File No. 000-51252))

10.88
Addendum to the Employment Agreement by and between National Investment Managers Inc. and John M. Davis (Incorporated by reference to the Form 10Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2008. (File No. 000-51252))

10.89	Agreement by and between National Investment Managers Inc. and Richard Berman.

10.90	Stock Purchase Agreement by and among National Investment Managers, Pension Technical Services, Inc., Ralph W. Shaw and Eileen A. Baldwin-Shaw

10.91	Promissory Note issued to Ralph W. Shaw and Eileen A. Baldwin-Shaw due December 2009

10.92	Promissory Note issued to Ralph W. Shaw and Eileen A. Baldwin-Shaw due December 2010

10.93	Employment Agreement entered by and between Pension Technical Services, Inc. and Ralph W. Shaw

10.94	Employment Agreement entered by and between Pension Technical Services, Inc. and Eileen A. Baldwin-Shaw

21.1	List of subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of the Interim Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Interim Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INVESTMENT MANAGERS INC.

Registrant

Dated: November 14, 2008	/s/ Steven Ross
Steven Ross
Chief Executive Officer and Director

Dated: November 14, 2008	/s/ John Schroepfer
John Schroepfer
Interim Chief Financial Officer