Form 10-Q/A
period 2008-03-31
National Investment Managers Inc.
filed 2009-03-17
CIK 770461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
  WASHINGTON, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE: The sole purpose of this filing is to amend the first sentence of paragraph 4 of the Principal Executive Officer and Principal Financial Officer certifications included as Exhibits 31.1 and 31.2 attached hereto as required pursuant to Item 601(b)(31) of Regulation S-K.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INVESTMENT MANAGERS INC.

Registrant

Date: March 17, 2009	By:	/s/ Steven Ross
STEVEN ROSS
Chief Executive Officer and Director

Date: March 17, 2009	By:	/s/ Christopher W. Larkin
Christopher W. Larkin
Chief Financial Officer