Form 10-Q/A
period 2008-06-30
National Investment Managers Inc.
filed 2009-03-17
CIK 770461

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

NATIONAL INVESTMENT MANAGERS INC.

Registrant

Dated: March 17, 2009	/s/ Steven Ross
Steven Ross
Chief Executive Officer and Director

Dated: March 17, 2009	/s/ Christopher W. Larkin
Christopher W. Larkin
Chief Financial Officer