Form 10-K
period 2008-12-31
National Investment Managers Inc.
filed 2009-03-31
CIK 770461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

For the fiscal year ended December 31, 2008

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

Commission File Number: 000-51252

NATIONAL INVESTMENT MANAGERS, INC.

(Exact name of registrant as specified in its charter)

Florida	59-2091510
State or other jurisdiction of	I.R.S. Employer Identification Number
incorporation or organization

485 Metro Place South, Suite 275, Dublin, Ohio 43017
(Address of principal executive office)

Issuer's telephone number: (614) 923-8822

Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g) of the Exchange Act: Common Stock, $0.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15 (d) of the Act. Yes ☒ No ☐

Check by check mark whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer or smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer    ☐   Accelerated filer    ☐   Non-accelerated filer   ☐   Smaller Reporting Company    ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of March 6, 2009, 39,556,669 shares of $.001 par value common stock of the registrant were outstanding.

Documents incorporated by reference:  None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

INDEX

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "National Investment Managers," "NIVM," "the Company," "we," "us," and "our" refer to National Investment Managers Inc.

Except for the historical information contained herein, some of the statements in this report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Description of Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures about Market Risk." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at a competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

During the year ended December 31, 1989, we sold or otherwise disposed of all race horses in order to settle then-outstanding indebtedness. From December 31, 1989 until March 9, 2005, we had no operations, and nominal assets or liabilities. From 1990 to March 2005, our principal business activity was to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method. In March 2005, we acquired Duncan Capital Financial Group, Inc. ("Duncan") and focused our business operations providing financial services including third party retirement plan administration services and selling insurance and annuity products.

Overview

Our strategy, since the acquisition of Duncan, has been to continue to grow our business organically and to purchase majority interests in small to medium-sized retirement plan administration, investment management and insurance organizations with recurring revenue streams and consolidate these businesses to take advantage of cross-selling opportunities, economies of scale, efficiencies and where appropriate, consolidation of overhead. To grow organically, we seek to increase our client base and to expand the services we offer to them through relationship management and on-going administration, emphasizing services with recurring revenues and long-term relationships. Specifically, we seek to increase our business base through the following:

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

•
Certain assets of American Benefit Resources, principally the operating subsidiaries of National Associates, Inc. N.W., Benefit Management, Inc., VEBA Administrators, Inc. dba Benefit Planning, Inc., and Doyle Barnett;

•	Valley Forge Enterprises, Ltd.;

•	Lamoriello & Co., Inc.;

•	Circle Pension, Inc.;

•	Southeastern Pension Services, Inc.;

•	Benefit Dynamics, Inc.;

•	National Actuarial Pension Services, Inc.;

•	Pentec, Inc.;

•	Pentec Capital Management, Inc.; and

•	The Pension Alliance, Inc.

•	California Investment and Annuity Sales, Inc.

•	Alaska Pension Services, Ltd.

•	Alan N. Kanter & Associates, Inc.

•	Certain assets of Retirement & Employee Benefit Services, Inc.

•	Pension Technical Services, Inc. d/b/a REPTECH Corp.

•	The Pension Group, Inc.

The services we offer, through our subsidiaries, are as follows:

•	Retirement plan design, creation, termination and administration;

•	Retirement plan consulting and actuarial services;

•	Investment management of retirement plan assets;

•	Investment management of non-plan assets for wealthy individuals;

•	Quarterly asset monitoring reports;

•	401(k) record-keeping through insurance company programs outside open-architecture platforms, and an in-house daily valuation platform;

•	Life insurance;

•	Deferred compensation and annuities; and

•	Limited hospitalization and long-term care insurance.

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

The retirement and pension consulting and administration services for pension and other retirement plans include the following areas:

•
preparation of plan feasibility and design studies, including the fields of contribution maximization/reduction, retirement planning and distribution, executive compensation, new comparability, 401(k) plans, plan terminations, governmental compliance and coverage, participation and discrimination testing; and

•
administration of existing plans, including: preparation of government forms and summary plan descriptions, training personnel, maintaining employee data maintenance systems, maintaining detailed asset reconciliation data, providing periodic reports, determining plan contributions and benefits, loan and plan documents, distributions to plan participants, termination of employees and plans and coordination with other benefit programs.

Our financial advisory services provided through our subsidiaries are focused on small businesses and high net worth individuals. Representatives of our subsidiaries are NASD-licensed registered representatives who work in conjunction with registered broker dealers and registered investment advisers to provide investment advisory services to corporations, individuals, retirement plan trustees and charitable foundations in the following areas:

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

Through our subsidiaries, we are also engaged in the business of insurance and annuity product sales as well as estate planning services highlighting wealth accumulation, preservation and transfer needs. Revenue is generated through fee-based services and commissions on product sales.

Acquisition Strategy

Our strategy is to purchase majority interests in small to medium-sized retirement plan administration, investment management and insurance organizations with recurring revenue streams and consolidate these businesses to take advantage of cross-selling opportunities, economies of scale, efficiencies and where appropriate, consolidation of overhead. These businesses will typically have a sole proprietorship or partnership structure, and will typically have stable revenue growth and cash flow with low client attrition rates.

Management of our company believes there are numerous such businesses in the United States, individually maintaining more than $500 million in assets under administration. Many of these entities have part or all of their business dedicated to retirement plan administration, known as third party administration. These businesses compete very effectively on a local level by offering a high degree of personalized service to local businesses and high net worth individuals.  Management of our company believes that many of these businesses are attractive acquisition candidates as stand-alone businesses due to their high profitability margins and strong cash flows, long-term client relationships, and consistent fee based income streams. Most of the businesses we will seek to acquire have a majority of their revenue derived from recurring sources and not transaction based revenue. However, due to their size, structure, and capital expenditure constraints, they have not taken advantage of the industries' best practices around information technology and back office processing.

As stand-alone businesses, many cannot grow and diversify beyond their current levels due to resource limitations and personnel issues. Since these businesses do not have large staffs or marketing budgets, their ability to develop new products and diversify into other product categories is limited. Their ability to cross sell is limited not only by their product offerings, but also by the lack of expertise required to be a subject matter expert in many retirement facets, and therefore, much of the products and services they do not or cannot offer is referred elsewhere. In many cases, current cash flows provide stable businesses lifestyles to current owners and partners who have little incentive to invest their own capital in the future growth of the business.

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

We plan to enhance revenues in the acquired businesses through cross-selling to existing clients where no such services are currently provided and by offering a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and insurance products and higher client retention through improved service. For those acquired businesses that do not offer a full suite of products, we plan to expand their product lines as soon as practicable upon acquisition. For those acquired companies that already offer a broad line of products, we plan to emphasize cross-marketing and referral services to expand market penetration. We believe that we can also improve operating margins in the acquired businesses primarily through increased purchasing power created by economies of scale, increased fees due to a greater base of assets under management, decreased sales expense associated with cross-selling, elimination of certain redundant back office support functions and where appropriate, centralized customer services support and consolidation of overhead.

Operations

We believe that preserving the entrepreneurial culture of our firms is important to their continued growth. We do not typically integrate the sales, marketing and processing operations of our acquired firms. Recognizing that the principals have established personal relationships with their businesses' clients, we allow the principals to continue to operate in the same entrepreneurial environment that made them successful before the acquisition, subject to our oversight and control at the corporate level in the areas of accounting, planning and budgeting, legal, human resources and information technology. We provide sales support as well as assistance in branding and public relations. The business unit managers report to John Davis, our President and Chief Operating Officer, who in turn reports to Steven Ross, our Chief Executive Officer, and to our Board of Directors.

Since commencing operations, we completed the following acquisitions:

2006 and Prior Acquisitions:

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

Duncan was formed in November 2004 as a vehicle to acquire retirement plan administration, investment management and insurance brokerage organizations, with a vision to consolidate such businesses and take advantage of cross-selling opportunities, economies of scale, efficiencies and where appropriate, consolidation of overhead. With these stated business principles in mind, on December 13, 2004, Duncan entered into stock purchase agreements to acquire 100% of the outstanding shares of three companies from their controlling shareholders:

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

Rosen is a New Jersey-based retirement plan design, consulting, administration and actuarial services company. Revenues are generated by Rosen through annual plan administration fees, as well as fees for individual projects undertaken on behalf of its clients, including plan design, consulting and actuarial services. Haddon is a registered investment advisor. Representatives of Haddon are licensed registered representatives who work in conjunction with an unaffiliated registered broker dealer to provide investment advisory services to corporations, individuals and retirement plan trustees.

As of January 1, 2009, the operations of Haddon were merged with CIM to more efficiently service these clients.

American Benefit Resources

On November 30, 2005, we consummated the acquisition of substantially all of the assets of American Benefit Resources; principally the operating subsidiaries of National Associates, Inc. N.W., Benefit Management, Inc., VEBA Administrators, Inc. dba Benefit Planning, Inc., and Doyle Barnett. As consideration, we:

•	paid $8,000,000 in cash;

•	issued a total of 671,141 shares of our common valued at $1,000,000; and

•	assumed certain liabilities.

ABR is a national retirement plan design, consulting, administration and actuarial services company. Revenues are generated by ABR through annual plan administration fees, as well as fees for individual projects undertaken on behalf of its clients, including plan design, consulting and actuarial services.

Valley Forge Enterprises, Ltd.

On January 4, 2006, we completed the merger of Valley Forge Enterprises, Ltd. (“Valley Forge”) into one of our wholly owned subsidiaries in consideration for a cash payment of $3,155,500 and the issuance to the Valley Forge shareholders of an aggregate of 4,150,000 shares of our common stock. We also granted the Valley Forge shareholders piggy-back registration rights with respect to the shares issued in the merger.

Valley Forge provides retirement plan design, consulting, and administration services, independent insurance brokerage services and investment advisory services through its subsidiaries: Valley Forge Consulting Corporation, V.F. Associates, Inc., and VF Investment Services Corp. Valley Forge operates in the Philadelphia-metro area with its offices located in Wayne, Pennsylvania.

Lamoriello & Co. Inc., Circle Pension, Inc. and Southeastern Pension Services, Inc.

On October 3, 2006, the Company entered into and closed a Stock Purchase Agreement (the "Agreement") with The LAMCO Group, Inc., a Florida corporation ("Lamco"), Lamoriello & Co., Inc., a Rhode Island corporation ("LCI"), Circle Pension, Inc., a New York corporation ("CPI"), Southeastern Pension Services, Inc., a Florida corporation ("SPSI") and Nicholas J. Lamoriello ("Lamoriello"). Pursuant to the Agreement, the Company acquired and, Lamco sold, 100% of the outstanding securities in LCI, CPI and SPSI (collectively, the "Lamco Acquired Companies"). The Lamco Acquired Companies are retirement plan design, consulting and administration entities.

In consideration for the Lamco Acquired Companies, we paid Lamco $1,462,668 in cash, paid Lamoriello $1,374,908 representing debt owed by the Lamco Acquired Companies to Lamoriello and paid $362,424 to a bank, representing debt owed by the Lamco Acquired Companies. In addition,  we issued 3,000,000 shares of common stock to Lamco (the "Lamco Shares") and an option to purchase 300,000 shares of common stock of our company at $0.50 per share for a period of five years to Lamoriello (the "Lamoriello Option"). 1,700,000 of the Lamco Shares (the "Lamco Escrow Shares") were placed into escrow as further described below. We granted Lamco piggyback registration rights and demand registration rights subsequent to June 30, 2007 with respect to the Lamco Shares.

In connection with the acquisition of the Lamco Acquired Companies, we entered into the following agreements:

•	A Non-Competition, Non-Disclosure and Non-Solicitation Agreement between our company, Lamoriello and Lamco;

•
An Escrow Agreement pursuant to which the Lamco Escrow Shares were placed into escrow. In the event that the EBITDA of the Lamco Acquired Companies is less than $1,000,000 during either or both of the two 12 month periods following the closing, then such number of the Lamco Escrow Shares equal to the lesser of $850,000 or the amount of the shortfall shall be returned to our company for cancellation. In the event that the EBITDA of the Lamco Acquired Companies is greater than $1,000,000, then the Lamco Escrow Shares equal to $250,000 shall be released to Lamco; provided, however, such released shares shall not exceed 510,000 shares of common stock.

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

The Lamco Acquired Companies currently serve approximately 850 plans through its offices located in Lake Mary, Florida, Providence, Rhode Island and New York, New York.

National Actuarial Pension Services, Inc.

On December 1, 2006, we entered into and closed a Stock Purchase Agreement (the "NAPS Agreement") with Charles and Mary McLeod ("NAPS Sellers") and National Actuarial Pension Services, Inc. ("NAPS"). Pursuant to the NAPS Agreement, we acquired and, NAPS Sellers sold, 100% of the outstanding securities in NAPS. NAPS are engaged in the business of retirement plan design, consulting, administration and actuarial services.

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

NAPS currently serves approximately 700 plans through its office located in Houston, Texas.

2007 Acquisitions:

Benefit Dynamics, Inc.

On January 2, 2007, we entered into and closed a Stock Purchase Agreement (the "BDI Agreement") with Jo Ann Massanova and Carmen Laverghetta ("BDI Sellers") and Benefit Dynamics, Inc. ("BDI"). Pursuant to the BDI Agreement, we acquired and BDI Sellers sold, 100% of the outstanding securities in BDI. BDI is engaged in the business of retirement plan design, consulting, administration and cafeteria plan services.

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

BDI currently serves approximately 300 plans. BDI was relocated from its location in Cherry Hill, New Jersey to the offices of Rosen.

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

TPA is engaged in the business of retirement plan design, consulting and administration. TPA currently serves approximately 1,000 plans through its office located in Harrisburg, Pennsylvania.

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

Pentec and PCM provide retirement plan design, consulting, and administration services, independent insurance brokerage services and investment advisory services. Pentec and PCM currently serve approximately 400 plans through its offices located in Southington, Connecticut.

2008 Acquisitions:

California Investment and Annuity Sales

On April 3, 2008, we entered into and closed a Stock Purchase Agreement (the “CIAS Agreement”) with Richard Kaplan and Anthony Delfino (“Sellers”) and California Investment and Annuity Sales, Inc. (“CIAS”). The CIAS Agreement was effective as of March 31, 2008. Pursuant to the CIAS Agreement, the Company acquired and the Sellers sold, 100% of the common stock of CIAS.

In consideration for 100% of the outstanding securities of CIAS, the Company paid the Sellers $1,425,000 in cash, issued the Sellers promissory notes for an aggregate of $950,000 with the first promissory notes in the amount of $475,000 payable June 3, 2009 and the second promissory notes in the amount of $475,000 payable June 3, 2010. In the event that certain revenue targets are not achieved by CIAS during the 24 months following the closing date, the promissory notes will be reduced by the amount of such shortfall.

In connection with the acquisition of 100% of the outstanding securities in CIAS described above, we entered into the following agreements:

•	a Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company and the CIAS Sellers;

•	an Employment Agreement with Richard Kaplan for a period of one year with compensation of $90,000 per year plus a bonus of up to 50% of his base salary at the discretion of the Board of Directors; and

•	a Consulting Agreement with Anthony Delfino for a period of one year with a compensation of $100,000 per year.

CIAS is a distributor of securities and insurance contracts, primarily qualified retirement plans in the small and medium-sized market through its office located in Marina Del Rey, California.

Alaska Pension Services, Ltd.

On June 30, 2008, we entered into and closed a Stock Purchase Agreement (the “Alaska Pension Agreement”) with Karen Jordan and Duane Mayer (“Sellers”) to purchase 100% of the outstanding common stock of Alaska Pension Services, Ltd. (“Alaska Pension”).

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

In connection with the acquisition of 100% of the outstanding securities in Alaska Pension described above, we entered into the following agreements:

•	a Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company and the Alaska Pension Sellers;

•	an Employment Agreement with Karen Jordan for a period of two years with compensation of $100,000 per year; and

•	an Employment Agreement with Duane Mayer for a period of two years with a compensation of $100,000 per year.

Alaska Pension is engaged in the business of retirement plan design, consulting, administration and actuarial services. Alaska Pension currently serves approximately 250 plans through its offices located in Anchorage, Alaska.

Alan N. Kanter & Associates, Inc.

On July 16, 2008, we entered into and closed a Stock Purchase Agreement (“Kanter Agreement”) to purchase 100% of the common stock of Alan N. Kanter & Associates, Inc. (“Kanter & Associates”).

In consideration for 100% of the outstanding common stock of Kanter & Associates, the Company paid cash of $1,732,467. In addition, the Company will make contingency payments based on Kanter & Associates completing pension plan document restatement work in accordance with the terms of a side letter to the Kanter Agreement.

In connection with the acquisition of 100% of the outstanding securities in Kanter & Associates described above, we entered into the following agreements:

•	a Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company and the Kanter & Associates seller; and

•	an Employment Agreement with Alan Kanter for a period of two years with compensation of $1 per year.

Kanter & Associates is engaged in the business of retirement plan design, consulting, and administration. Kanter & Associates currently serves approximately 450 plans through its offices located in Baltimore, Maryland.

Retirement & Employee Benefit Services, Inc.

On August 5, 2008, we entered into an Asset Purchase Agreement (“REBS Agreement”) to purchase the customer accounts, rights and records of Retirement & Employee Benefit Services, Inc. (“REBS”). The Company paid $164,943 in cash.

The Company’s strategy in purchasing the assets of REBS was to acquire the customer relationships of a retirement plan administration organization without incurring additional overhead expense. REBS was merged into the workflow at Pentec.

Pension Technical Services, Inc.

On October 2, 2008, we entered into a Stock Purchase Agreement (“REPTECH Agreement”) with Ralph W. Shaw and Eileen A. Baldwin-Shaw (“Sellers”) to purchase 100% of the common stock of Pension Technical Services, Inc. d/b/a REPTECH Corp. (“REPTECH”).

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

In connection with the acquisition of 100% of the outstanding securities in REPTECH described above, we entered into the following agreements:

•	a Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company and the REPTECH Sellers;

•	an Employment Agreement with Ralph W. Shaw for a period of two years with compensation of $195,000 per year; and

•	an Employment Agreement with Eileen A. Baldwin-Shaw for a period of two years with compensation of $185,000 per year.

REPTECH is engaged in the business of retirement plan design, consulting, and administration. REPTECH currently serves approximately 550 plans through its offices located in Denver, Colorado.

The Pension Group, Inc.

On November 26, 2008, we entered into and closed a Stock Purchase Agreement (“TPG Agreement”) with Peter Stephan, James Norman and Rise Spiegel (“Sellers”) to purchase 100% of the common stock of The Pension Group, Inc. (“TPG”).

In consideration for 100% of the outstanding common stock of TPG, the Company paid the Sellers $2,141,869 in cash at closing, with an additional $935,000 due at February 24, 2009 and an additional $446,657, as adjusted, due at March 26, 2009, issued 1,448,854 shares of common stock of the Company valued at $467,500, issued the Sellers promissory notes for an aggregate of $467,500 with the first set of promissory notes in the amount of $233,750 payable January 26, 2010 and the second set of promissory notes in the amount of $233,750 payable January 26, 2011. In the event that certain EBITDA targets are not achieved by TPG during 24 months following the closing date, the promissory notes will be reduced by the amount of the shortfall.

In connection with the acquisition of 100% of the outstanding securities in TPG described above, we entered into the following agreements:

•	a Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company and the TPG Sellers;

•	an Employment Agreement with Peter Stephan for a period of two years with compensation of $100,000 per year;

•	an Employment Agreement with James Norman for a period of two years with compensation of $100,000 per year; and

•	an Employment Agreement with Rise Spiegel for a period of two years with compensation of $125,763 per year.

TPG is engaged in the business of retirement plan design, consulting and administration. TPG currently serves approximately 800 plans through its offices located in Laguna Hills, California.

None of the companies that we acquired since the formation of Duncan Capital in 2004 were or are in bankruptcy proceedings or have filed for bankruptcy protection during the last five years.

Clients and Customers

The customers of our firms' retirement plan administration services are generally small and medium-size corporations with 10 to 200 employees. We consider this segment our target market.

The customers of our life insurance wealth transfer and investment advisory products and services are generally high net worth individuals. We believe that the current economic and stock market environment may lead high net worth persons to increase their demand for the specialized services we offer in order to continue to meet their financial goals as the financial markets begin to recover from the dramatic downturn in late 2008.

Competition

We believe that the markets for our products and services are highly competitive. We believe that we remain competitive due to several factors, including our overall company strategy and commitment, high-level expertise in plan design, consulting, and actuarial services, product quality, reliability of service, the personal relationships between our key employees and clients, local presence, duration of client relationships, duration of employee service and competitive pricing. We believe that, by virtue of our range of product and service offerings, and our overall commitment to client service and relationships, we compete favorably in these categories at the local, regional and national level. In addition, we believe that we have a competitive advantage as a result of our position as an independent vendor, rather than as a cooperative, an affiliate of a financial institution, a hardware vendor or competitor to our clients.

Our principal competitors are third-party administration firms, mutual fund companies, brokerage firms, distributors of insurance products, registered investment advisors and financial planners.

Corporate Headquarters

Our headquarters in Dublin, Ohio provides support for our acquired firms. Corporate activities include oversight of sales, acquisitions, integration of the acquired entities, legal, information technology, and finance and accounting, are all centralized in Dublin. Our mergers and acquisitions team identifies targets, performs due diligence and negotiates acquisitions. Finance and accounting is responsible for working with each firm to ensure timely and accurate reporting. In addition, finance and accounting is responsible for consolidation of our financial statements at the corporate level.

Government Regulation

Our personnel are subject to extensive regulation. Our personnel are licensed to conduct business in various states and are subject to regulation and supervision both federally and at the state level in each of these jurisdictions. The ability of our personnel to conduct business in the jurisdictions in which they operate depends on their compliance with the rules and regulations promulgated by federal regulatory bodies and the regulatory authorities in each of these jurisdictions. Failure to comply with all necessary regulatory requirements, including the failure to be properly licensed or registered, can subject our operating companies to sanctions or penalties.

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

Employees

As of March 6, 2009, we had approximately 390 full-time employees. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1B. Unresolved Staff Comments.

ITEM 2. DESCRIPTION OF PROPERTY

CIM leases 5,237 square feet of office space in Horsham, Pennsylvania under a lease agreement which expires on September 30, 2010 at a monthly cost that ranges from $2,400 to $3,273.

Valley Forge leases 6,600 square feet of office space in Wayne, Pennsylvania. Under the five-year lease, which expires in September 2012, Valley Forge pays a monthly rent of $8,560.

Benefit Management, Inc. leases 7,406 square feet of office space in North Attleboro, Massachusetts under a lease agreement which expires May 31, 2012 at a monthly cost of $7,800.

Doyle Barnett leases 1,500 square feet of office space in Yorktown Heights, New York under a lease agreement which expires August 31, 2012 at a monthly cost that ranges from $2,500 to $2,925.

Benefit Planning, Inc. leases 15,666 square feet of office space in Marina del Rey, California under a lease agreement which expires May 31, 2012 at a monthly cost that ranges from $30,762 to $47,781.

National Associates, Inc. leases 6,134 square feet of office space in Seattle, Washington under a lease agreement which expires May 31, 2010 at a monthly cost that ranges from $9,584 to $11,629. Additionally, National Associates, Inc. leases 5,722 square feet of office space in Beaverton, Oregon under a lease agreement which expires September 30, 2012 at a monthly cost that ranges from $4,172 to $9,298. Additionally, National Associates, Inc. leases 349 square feet of office space in Bend, Oregon on a month to month basis at a cost of $663.

Rosen leases 6,682 square feet of office space in Haddonfield, New Jersey. Under the 10-year lease, which expires on February 21, 2011, the monthly rent ranges from $9,750 to $12,351. Haddon and Benefit Dynamics, Inc. (BDI) are sub-tenants of Rosen, and have an informal inter-office lease arrangement. Haddon and BDI pay Rosen $500 and $850, respectively, per month for rent. Additionally, Rosen leases 1,075 square feet of office space in Haddonfield, New Jersey under a lease agreement which expires on February 21, 2011 at a monthly cost that ranges from $1,981 to $2,164.

Lamoriello & Co., Inc. leases 4,699 square feet of office space in Warwick, Rhode Island. The monthly rent for such space ranges from $7,144 to $7,887. The lease expires in December 2011. Circle Pension, Inc. leases 1,500 square feet of office space in New York, New York. The monthly rent for such space ranges from $4,183 to $4,743. The lease expires in November 2015. Southeastern Pension Services, Inc. leases 1,746 square feet of office space in Jacksonville, Florida. The monthly rent for such space ranges from $1,589 to $1,637. The lease expired on December 31, 2008 and was not renewed.

Benefit Dynamics, Inc. leased office space in Cherry Hill, New Jersey that expired on August 31, 2008 with a minimal expense rate. The lease was not renewed.

National Actuarial Pension Services, Inc. leases 5,848 square feet of office space in Houston, Texas under a lease agreement which expires on January 31, 2010 at a monthly cost of $11,696.

Pentec, Inc. and Pentec Capital Management, Inc. lease 4,600 square feet and 1,533 square feet of office space, respectively, in Southington, Connecticut under a lease agreement which expires on September 30, 2011. The monthly rent ranges from $5,942 to $7,222 for Pentec Inc. and $1,980 to $2,407 for Pentec Capital Management Inc.

TPA leases office space in Lansdale, Pennsylvania and Harrisburg, Pennsylvania. The rent for 1,251 square feet of office space in Landsdale, Pennsylvania is $2,467 per month and is on a month to month lease.  Renee Conner and William Renninger are the former owners of TPA and are now employees of National Investment Managers Inc., and collectively own 100% of Conner Management Group, LLC (“CMG”).  TPA, is the lessee under a lease agreement with CMG, for property located at 2578 Interstate Drive, Suite 102, Harrisburg, PA.  The rent for 3,886 square feet of office space in Harrisburg, Pennsylvania ranges from $10,200 to $11,259 per month. The lease expires on October 31, 2010.

Alaska Pension Services, Ltd. leases 3,400 square feet of office space in Anchorage, Alaska under a lease agreement which expires on May 31, 2013 at a monthly cost that ranges from $6,460 to $7,059.

Kanter & Associates leases 7,000 square feet of office space in Pikesville, Maryland under a lease agreement which expires on April 30, 2011 at a monthly cost that ranges from $9,333 to $10,103.

REPTECH leases 6,032 square feet of office space in Greenwood Village, Colorado under a lease agreement which expires on August 31, 2009 at a monthly cost that ranges from $9,299 to $10,179.

TPG leases 8,426 square feet of office space in Laguna Hills, California under a lease agreement which expires on June 30, 2011 at a monthly cost that ranges from $16,431 to $18,453.

The Company leases 3,547 square feet of office space in Dublin, Ohio under a lease agreement which expires on January 31, 2011 at a monthly cost that ranges from $2,808 to $2,956.

During the first six months of 2007, we rented office space on a month-to-month basis from Cohen, Tauber, Spievack & Wagner LLP (a related party).  Arthur Emil, a director of our company, is a partner in the law firm of Cohen, Tauber, Spievack & Wagner LLP.  For the year ended December 31, 2007, we paid $51,600 under this arrangement.  Finally, the company rented office space on a month-to-month basis from an unrelated third party from March 2007 through November 2007.  For the year ended December 31, 2007, we paid $70,315 under this arrangement.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITYHOLDERS.

None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTC Bulletin Board under the symbol "NIVM". The following table sets forth quarterly high and low bid prices of a share of our common stock as reported by the OTC Bulletin Board for the years 2008, 2007 and 2006. The quotations listed below reflect inter-dealer prices, without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

	Price
	High $	Low $
2008
First quarter ended March 31, 2008	$0.71	$0.61
Second quarter ended June 30, 2008	$0.75	$0.55
Third quarter ended September 30, 2008	$0.69	$0.35
Fourth quarter ended December 31, 2008	$0.50	$0.21
2007
First quarter ended March 31, 2007	$0.72	$0.35
Second quarter ended June 30, 2007	$0.90	$0.62
Third quarter ended September 30, 2007	$0.95	$0.70
Fourth quarter ended December 31, 2007	$0.80	$0.41

As of March 6, 2009, 39,556,669 shares of common stock were issued and outstanding. As of that date, (i) 27,160,519 shares of common stock were subject to outstanding options, warrants and convertible notes to purchase common stock, and (ii) 7,244,684 shares of Preferred Stock were convertible into an aggregate of 32,960,008 shares of common stock.

The number of holders of record for our common stock as of March 6, 2009 was approximately 125. This number excludes individual stockholders holding stock under nominee security position listings.

Dividends

We have not paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. Holders of our common stock are entitled to dividends when and if declared by our board of directors from legally available funds. However, before any dividends may be paid to holders of our common stock, cumulative dividends must be paid to our holders of Series A, Series B, Series C, Series D and Series E Preferred Stock, either in cash or in registered shares of our common stock. We have 2,420,000 shares of Series A Cumulative Convertible Preferred Stock, 3,615,000 shares of Series B Cumulative Convertible Preferred Stock, 770,834 shares of Series C Cumulative Convertible Preferred Stock, 409,500 shares of Series D Cumulative Convertible Preferred Stock and 29,350 shares of Series E Cumulative Convertible Preferred Stock outstanding. If and when declared by our Board of Directors, we are obligated to pay an annual preferred dividend of $0.24 per share in connection with our shares of Series A Cumulative Convertible Preferred Stock, $0.24 per share in connection with our shares of Series B Cumulative Convertible Preferred Stock, $0.72 per share in connection with our shares of Series C Cumulative Convertible Preferred Stock, $1.20 per share in connection with our shares of Series D Cumulative Convertible Preferred Stock and $12.00 per share in connection with our shares of Series E Cumulative Convertible Preferred Stock. Dividends payable under the Series A Cumulative Convertible Preferred Stock, Series B Cumulative Convertible Preferred Stock, the Series C Cumulative Convertible Preferred Stock, the Series D Cumulative Convertible Preferred Stock and the Series E Cumulative Convertible Preferred Stock have accrued to each of the respective holders. As of December 31, 2008 and 2007 the aggregate amounts accrued under all series of preferred stock were $5,872,320 and 3,892,419, respectively.

Recent Issuances of Unregistered Securities

Laurus Master Fund Ltd.

In 2006, we entered into an agreement with Laurus Master Fund, Ltd. ("Laurus") pursuant to which we sold debt and a Common Stock Purchase Warrant to purchase common stock of our company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended. The debt was repaid on November 30, 2007.  The common stock purchase warrant entitles Laurus to purchase up to 700,000 shares of common stock of our company, at an exercise price of $0.1667 per share, exercisable until May 30, 2011 (the “May 2006 Warrant”).  In June, 2006, we entered into an agreement with Laurus pursuant to which the May 2006 Warrant was rescinded, a new common stock purchase Warrant (the “New May 2006 Warrant”) was issued to Laurus and we paid Laurus $382,000.  The New May 2006 Warrant grants rights to purchase up to 700,000 shares of common stock of our company at an exercise price of $0.1667 per share, exercisable until May 30, 2011.

The Company is obligated to file a registration statement registering the resale of shares of our common stock issuable upon exercise of the New May 2006 Warrant. If the registration statement is not filed within 60 days of the closing, or declared effective within 180 days of the closing, or if the registration is suspended other than as permitted, in the registration rights agreement between our company and Laurus, the Company is obligated to pay Laurus certain fees and our obligations to file a registration, may be but to date has not been deemed a default.

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

For each share of Series D Preferred Stock purchased, each investor received a common stock purchase warrant to purchase ten shares of common stock of the Company (the " Series D Warrants"). The Series D Warrants shall be exercisable for a period of seven years at an exercise price of $0.50 per share. The funds raised in the first closing were utilized by us for working capital, future acquisitions and the payment of debt in connection with previous acquisitions and in the second and third closings for working capital and acquisitions.

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

Lamoriello & Co. Inc., Circle Pension, Inc. and Southeastern Pension Services, Inc.

On October 3, 2006, the Company entered into and closed a Stock Purchase Agreement (the "Agreement") with The LAMCO Group, Inc., a Florida corporation ("Lamco"), Lamoriello & Co., Inc., a Rhode Island corporation ("LCI"), Circle Pension, Inc., a New York corporation ("CPI"), Southeastern Pension Services, Inc., a Florida corporation ("SPSI") and Nicholas J. Lamoriello ("Lamoriello"). Pursuant to the Agreement, the Company acquired and, Lamco sold, 100% of the outstanding securities in LCI, CPI and SPSI (collectively, the "Lamco Acquired Companies"). The Lamco Acquired Companies are retirement plan design, consulting and administration entities.

In consideration for the Lamco Acquired Companies we paid Lamco $1,462,668 in cash, paid Lamoriello $1,374,908 representing debt owed by the Lamco Acquired Companies to Lamoriello and paid $362,424 to the Bank of America, N.A. representing debt owned by the Lamco Acquired Companies to the Bank of America, N.A. In addition, as additional consideration, we issued 3,000,000 shares of common stock to Lamco (the "Lamco Shares") and an option to purchase 300,000 shares of common stock of our company at $0.50 per share for a period of five years to Lamoriello (the "Lamoriello Option"). 1,700,000 of the Lamco Shares (the "Lamco Escrow Shares") were placed into escrow as further described below. We granted Lamco piggyback registration rights and demand registration rights subsequent to June 30, 2007 with respect to the Lamco Shares.

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

The Pension Group, Inc.

On November 26, 2008, the Company entered into a Stock Purchase Agreement (“TPG Agreement”) with Peter Stephan, James Norman and Rise Spiegel (“Sellers”) to purchase 100% of the common stock of The Pension Group, Inc. (“TPG”).

In consideration for 100% of the outstanding common stock of TPG, the Company paid the Sellers $2,141,869 in cash at closing, with an additional $935,000 due at February 24, 2009 and an additional $446,657, as adjusted, due at March 26, 2009, issued 1,448,854 shares of common stock of the Company valued at $467,500, issued the Sellers promissory notes for an aggregate of $467,500 with the first set of promissory notes in the amount of $233,750 payable January 26, 2010 and the second set of promissory notes in the amount of $233,750 payable January 26, 2011.

ITEM 6. SELECTED FINANCIAL DATA

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 6. Selected Financial Data.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

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

General Overview

The Company is in the principal business of acquiring and managing operating entities that offer administration services of retirement plans, financial and investment advisory services and insurance products to small and medium sized businesses and high-net worth individuals in the United States of America. As of December 31, 2008, the Company owned 23 operating units in fourteen states. The wholly-owned subsidiaries are based in Lake Mary, FL; North Attleboro, MA; Haddonfield, NJ; Yorktown Heights, NY; New York, NY; Beaverton, OR; Horsham, PA; Wayne, PA; Warwick, RI; Houston, TX; Marina Del Rey, CA; Seattle, WA; Harrisburg, PA; Southington, CT; Pikesville, MD; Anchorage, AK; Greenwood Village, CO and Laguna Hills, CA. In June 2007, the Company completed a move of its corporate headquarters from New York, NY to Dublin, Ohio.

Acquisitions prior to 2008:
Under our typical acquisition structure, we acquire 100% of the equity of retirement plan administration and investment management organizations, with recurring revenue streams, and consolidate these businesses to take advantage of economies of scale, efficiencies, and cross-selling opportunities. All of our previous acquisitions have demonstrated stable revenue growth and cash flow with low client attrition rates. The Company plans to enhance revenues in the group through cross-selling within a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and products and higher client retention through improved price and service.

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

On December 1, 2006, NIVM acquired 100% of the issued and outstanding securities in National Actuarial Pension Services, Inc.

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

2008 Acquisitions:
On April 3, 2008, we entered into and closed a Stock Purchase Agreement to acquire 100% of the common stock of California Investment and Annuity Sales, Inc.

On June 30, 2008, we entered into and closed a Stock Purchase Agreement to acquire 100% of the outstanding common stock of Alaska Pension Services, Ltd.

On July 16, 2008, we entered into and closed a Stock Purchase Agreement to acquire 100% of the common stock of Alan N. Kanter & Associates, Inc.

On August 5, 2008, we entered into an Asset Purchase Agreement to acquire the assets of Retirement & Employee Benefit Services, Inc.

On October 2, 2008, we entered into a Stock Purchase Agreement to acquire 100% of the common stock of Pension Technical Services, Inc. d/b/a REPTECH Corp.

On November 26, 2008, we entered into and closed a Stock Purchase Agreement to acquire 100% of the common stock of The Pension Group, Inc.

Although management believes that we will continue to have opportunities to complete future acquisitions such as those we have completed in the past year, there can be no assurance that we will be successful in identifying and completing acquisitions. Also, due to the current economic climate and the tight capital markets, the Company anticipates having limited acquisition activity in 2009.

	December 31,	% of	December 31,	% of	$ Change 2008	% Change 2008
	2008	Revenue	2007	Revenue	to 2007	to 2007

Revenues	$41,680,122	100.0%	$35,421,727	100.0%	$6,258,395	17.7%

Operating expenses:
Selling, general and administrative expenses	33,703,479	80.9%	29,406,931	83.0%	4,296,548	14.6%
Depreciation and amortization	6,911,995	16.6%	5,941,667	16.8%	970,328	16.3%
Stock-based compensation	1,002,599	2.4%	359,851	1.0%	642,748	178.6%

Total operating expenses	41,618,073	99.9%	35,708,449	100.8%	5,909,624	16.5%

Net operating income (loss)	62,049	0.1%	(286,722)	-0.8%	348,771	-121.6%

Other income (expenses):
Loss on extinguishment of debt	-	0.0%	(2,611,743)	-7.4%	2,611,743	-100.0%
Change in fair value of derivative financial instruments	1,865,033	4.5%	(1,120,122)	-3.2%	2,985,155	-266.5%
Interest expense	(4,018,743)	-9.6%	(5,347,365)	-15.1%	1,328,622	-24.8%
Interest, dividend and rental income	48,301	0.1%	92,890	0.3%	(44,589)	-48.0%

Total other expense, net	(2,105,409)	-5.1%	(8,986,340)	-25.4%	6,880,931	-48.0%

Net income (loss) before income tax benefit (expense)	(2,043,360)	-4.9%	(9,273,062)	-26.2%	7,229,702	-76.6%

Income tax benefit (expense)	1,913,335	4.6%	2,248,679	6.3%	(335,344)	-78.0%

Net income (loss) before preferred stock dividends	(130,025)	-0.3%	(7,024,383)	-19.8%	$6,894,358	-14.9%

Less: preferred stock dividends	(1,979,900)		(2,060,944)

Net income (loss) available to common stockholders	$(2,109,925)		$(9,085,327)

2008 Results of Operations:
Revenues for the year ended December 31, 2008 increased $6,258,395 to $41,680,122 compared to the year ended December 31, 2007 as shown on the table above. The increase in revenues was due to an increase of $3,722,805 generated by firms that were acquired during 2008 (CIAS, Alaska Pension, Kanter & Associates, REPTECH and TPG) and the first full year effect of the 2007 acquisitions of Pentec, PCM, and TPA. The remaining $2,535,590 of revenue growth was generated by existing subsidiaries, primarily in our retirement plan administration businesses through new sales and document restatement work. The 2008 revenue was generated from three sources; third party administration, $37,206,008; financial planning and investment advisory fees, $4,004,920; and insurance commissions, $469,194.

Operating expenses for the year ended December 31, 2008 increased $5,909,624 to $41,618,073 over the prior year ended December 31, 2007. As a percentage of revenue, operating expenses decreased to 99.9% for the year ended December 31, 2008 as compared to 100.8% for the year ended December 31, 2007.

Selling, general and administrative expenses for the year ended December 31, 2008 increased $4,296,548 to $33,703,479 over the prior year ended December 31, 2007. The increase is the result of an additional $2,917,019 of selling, general and administrative expenses incurred by firms that were acquired during 2008 (CIAS, Alaska Pension, Kanter & Associates, REPTECH and TPG) and the first full year effect of the 2007 acquisitions of Pentec, PCM, and TPA. In addition, selling, general and administrative expenses at existing subsidiaries increased by $1,379,529 over the prior year ended December 31, 2007. The 2008 expenses included salaries and related payroll costs of $22,218,023, commission expense of $350,791, and marketing expenses of $122,068. They also included rent and utilities costs of $2,757,360, professional fees of $2,342,439, office expenses of $2,277,910, insurance expense of $1,677,984, travel and entertainment of $615,484, and miscellaneous other expenses of $1,341,420. As a percentage of revenue, selling, general and administrative expenses decreased to 80.9% for the year ended December 31, 2008 as compared to 83.0% for the year ended December 31, 2007.

Depreciation and amortization for the year ended December 31, 2008 increased $970,328 to $6,911,995 over the prior year ended December 31, 2007 primarily due to amortization of intangible assets acquired in connection with acquisitions during 2008 and the first full year effect of the 2007 acquisitions. As a percentage of revenue, depreciation and amortization decreased to 16.6% for the period ended December 31, 2008 as compared to 16.8% for the period ended December 31, 2007.

Stock-based compensation for the year ended December 31, 2008 increased $642,748 to $1,002,599 over the prior year ended December 31, 2007 primarily due to the issuance of 700,000 and 100,000 shares of common stock to the CEO as part of his new employment agreement, the issuance of 400,000 shares of common stock to the President and COO as part of his March 15, 2007 employment agreement and the issuance of 200,000 stock options to the President and COO as part of the addendum to his March 15, 2007 employment agreement. As a percentage of revenue, stock based compensation increased to 2.4% for the year ended December 31, 2008 as compared to 1.0% for the year ended December 31, 2007.

Net other income (expenses) was ($2,105,409) for the year ended December 31, 2008 as compared to ($8,986,340) for the year ended December 31, 2007. The change was due primarily to an increase in the change of the fair value of derivative financial instruments of $2,985,155; a decrease in interest expense of $1,328,622 and a decrease in the loss on extinguishment of debt of $2,611,743, offset by a decrease of interest and rental income of $44,589. Interest expense decreased during 2008 as a result of the more favorable interest rates under the new senior term notes and subordinated senior term note.

Preferred stock dividends were $1,979,900 for the year ended December 31, 2008 as compared to $2,060,944 for the year ended December 31, 2007. The decrease was due primarily to conversion of 700,000 shares of Series A, 100,000 shares of Series B and 112,500 shares of Series C cumulative preferred stock to common stock during 2008 and 2007.

2007 Results of Operations:
Revenues for the year ended December 31, 2007 increased $12,529,238 to $35,421,727 compared to the year ended December 31, 2006. The increase in revenues was due to an increase of $11,321,993 generated by firms that were acquired during 2007 (BDI, Pentec, PCM, and TPA) and the first full year effect of the acquisitions of Lamco Acquired Companies and NAPS. The remaining $1,207,245 of revenue growth was generated by existing subsidiaries. The 2007 revenue was generated from three sources; third party administration, $30,957,636, financial planning and investment advisory fees, $3,940,876; and insurance commissions, $523,215.

Operating expenses for the year ended December 31, 2007 increased $10,964,322, largely as a result of the acquired companies in 2007 and 2006, to $35,708,449 over the prior year ended December 31, 2006. As a percentage of revenue, operating expenses decreased to 100.8% for the year ended December 31, 2007 as compared to 108.1% for the year ended December 31, 2006.

Selling, general and administrative expenses for the year ended December 31, 2007 increased $9,166,835 to $29,406,931 over the prior year ended December 31, 2006. The increase is the result of an additional $6,968,309 of selling, general and administrative expenses incurred by firms that were acquired during 2007 (BDI, Pentec, PCM and TPA) and the first full year effect of the Lamco Acquired Companies and NAPS. In addition, selling, general and administrative expenses at existing subsidiaries increased by $2,198,526 over the prior year ended December 31, 2006. The 2007 expenses included salaries and related payroll costs of $18,485,989, commission fees paid to third parties of $488,511, and marketing expenses of $72,970. They also included rent and utilities costs of $2,451,386, professional fees of $2,675,294, office expenses of $1,332,790, insurance expense of $1,517,890, travel and entertainment of $525,726, and miscellaneous other expenses of $1,856,375. As a percentage of revenue, selling, general and administrative expenses decreased to 83.0% for the year ended December 31, 2007 as compared to 88.4% for the year ended December 31, 2006.

Depreciation and amortization for the year ended December 31, 2007 increased $2,679,278 to $5,941,667 over the prior year ended December 31, 2006 primarily due to amortization of intangible assets acquired in connection with acquisitions during 2007 and the fourth quarter of 2006. As a percentage of revenue, depreciation and amortization increased to 16.8% for the period ended December 31, 2007 as compared to 14.2% for the period ended December 31, 2006.

Stock-based compensation for the period ended December 31, 2007 decreased $666,019 to $359,851 over the prior year ended December 31, 2006 as a result of the issuance of fewer stock options and less share based compensation given to senior management and employees. As a percentage of revenue, stock based compensation decreased to 1.0% for the period ended December 31, 2007 as compared to 4.5% for the period ended December 31, 2006.

Net other income (expenses) was ($8,986,340) for the period ended December 31, 2007 as compared to ($3,850,150) for the period ended December 31, 2006. The year over year increase was driven by expenses of $2,611,743 from refinancing debt and a decrease in the change in the fair value of derivative financial instruments of $1,511,072. The expenses incurred from refinancing our debt, represents prepayment penalties, unamortized deferred financing costs and debt discounts that were expensed when the refinancing was completed and issuance of our common stock at a discount from the market value.

Preferred stock dividends were $2,060,944 for the year ended December 31, 2007 as compared to $1,418,374 for the year ended December 31, 2006. The increase was due primarily to the sale of 409,500 shares of Series D and 29,350 shares of Series E cumulative preferred stock during 2007 and 2006.

Liquidity and Capital Resources

At December 31, 2008 and 2007, the Company's working capital deficit was approximately $11.2 million and $4.0 million, respectively and its accumulated deficit was approximately $21.1 million and $19.0 million, respectively. Further, for the years ended December 31, 2008 and 2007, the Company generated losses before preferred stock dividends of approximately $0.1 million and $7.0 million, respectively.

The Company’s source of net operating cash is principally generated from operations, which includes the collection of fees and commissions for professional services rendered to clients. For the years ended December 31, 2008 and 2007, the Company generated $4.2 million and $2.6 million in cash from operating activities, respectively. In 2009, we expect increased cash generated from operating activities as a result of annualized results from our 2008 acquisitions. In addition, through its senior lending arrangements, the Company has access to a Revolving Line of Credit of up to $2.0 million to supplement its cash generated from operations.  At December 31, 2008, the Company had $0.3 million of principal outstanding and $1.7 million available under this arrangement.  At December 31, 2007, the Company had $1.0 million of principal outstanding and available under this arrangement.

Management establishes an annual plan for operations and then utilizes the operating plan, current financial results, equity and credit market conditions, and other factors to forecast its quarterly and annual financial results and related cash flows from operations. Based upon management's cash forecast for revenues, operating expenses and debt services, the Company believes its cash resources will be adequate to fund operations in 2009.

As a result of the dramatic decrease in the availability of credit in the marketplace and the uncertainty of the current equity markets, the Company expects limited acquisition activity in 2009. Management’s focus in 2009 as a result, will be on enhancing operating efficiencies and increasing the effectiveness of the existing operating subsidiaries through the implementation of technology and operational upgrades.

The Company’s existing commitments for term notes from senior and subordinated lenders are currently exhausted. The Company has a past practice of private placements as a source of capital and additional liquidity, if necessary. The Company is also in discussions with various private equity investors, its existing and other lenders, and its existing equity investors regarding the Company’s capital levels and its capital structures. Any future source of capital most likely will come from private equity investors or another series of preferred stock offerings.

Detail of the changes in 2008 and 2007 cash flow data is as follows:

	December 31,	December 31,
	2008	2007
Cash flows from operating activities:
Net income (loss) before preferred stock dividends	$(130,025)	$(7,024,383)
Adjustments to reconcile net income (loss) before preferred stock dividends to net cash provided by (used in) operating activities:
Depreciation and amortization	6,911,995	5,941,667
Recovery of bad debt	(33,672)	(69,827)
Noncash interest	1,634,682	2,595,788
Stock-based compensation	1,002,599	359,851
Loss on extinguishment of debt	-	2,611,743
Deferred income tax benefit	(2,061,051)	(2,323,004)
Change in fair value of derivative financial instruments	(1,865,033)	1,120,122
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable, net	(878,837)	(709,742)
Prepaid expenses and other current assets	(345,523)	(150,987)
Accounts payable	87,401	(179,614)
Unearned revenues	(113)	55,472
Accrued expenses and other current liabilities	(146,933)	391,935
Net cash provided by (used in) operating activities	4,175,490	2,619,021

Cash flows from investing activities:
Purchases of property and equipment	(323,457)	(362,020)
Acquisition of Alaska Pension Services	(895,561)	-
Acquisition of Lamco Acquired Companies	-	(5,230)
Acquisition of National Actuarial Pension Services, Inc.	(184,054)	-
Acquisition of ABR	-	(461,110)
Acquisition of Alan N. Kanter & Associates	(1,886,913)	-
Acquisition of Benefit Dynamics	(8,770)	(340,000)
Acquisition of Pentec and Pentec Capital Management	(40,246)	(1,691,376)
Acquisition of The Pension Alliance	(1,396,299)	(3,380,000)
Acquisition of California Investment and Annuity Services	(1,535,929)	-
Acquisition of the assets of REBS	(178,257)	-
Acquisition of REPTECH	(1,846,138)	-
Acquisition of The Pension Group, Inc.	(2,281,427)	-
Net cash provided by (used in) investing activities	(10,577,051)	(6,239,736)

Cash flows from financing activities:
Proceeds from short-term debt	-	1,000,000
Proceeds from long-term debt	7,060,895	20,000,000
Payments on long-term debt and notes	(1,650,194)	(23,045,386)
Payments on short-term debt and notes	(672,008)	-
Proceeds from sale of common and preferred stock, net	-	4,194,908
Payments to repurchase common stock	(1,000,000)	-
Payment of deferred financing costs	(60,445)	(1,465,349)
Net cash provided by (used in) financing activities	3,678,248	684,173

Net increase (decrease) in cash	$(2,723,313)	$(2,936,542)

2008 Cash Flow Analysis
The Company had cash as of December 31, 2008 of $531,446, a decrease of $2,723,313 from December 31, 2007.

Net cash provided by operating activities of $4,175,490 was primarily due to a net loss of $130,025, non-cash expenses of $5,589,520, and an increase in accounts payable of $87,401, offset by an increase in accounts receivables of $878,837, an increase in prepaid expenses of $345,523, a decrease in accrued expenses and current liabilities of $146,933 and a decrease in unearned revenues of $113.

The non-cash items were primarily composed of depreciation and amortization of $6,911,995, noncash interest of $1,634,682, stock-based compensation of $1,002,599, offset by a decrease in the deferred tax liability of $2,061,051, a decrease in the fair value of derivative financial instruments of $1,865,033, and a decrease in the recovery of bad debt of 33,672.

Net cash of $10,577,051 used in investing activities was utilized in three major areas. A total of $8,624,225 in funds expended in the acquisitions of Alaska Pension Services Ltd, California Investment and Annuity Services, Alan N. Kanter & Associates, the assets of Retirement & Employment Benefit Services, Inc., REPTECH and The Pension Group, Inc. Funds of $1,629,369 were expended in contingency payments for National Actuarial Pension Services, Inc., Benefit Dynamics, Pentec and Pentec Capital Management, and The Pension Alliance and $323,457 were used in the purchase of property and equipment.

Net cash of $3,678,248 provided by financing activities was due to $7,060,895 in proceeds from long-term debt, offset by $1,650,194 in payments of long-term debt (primarily seller notes), $672,008 in payments of short-term debt, $1,000,000 in repurchase of common stock and $60,445 in the payment of deferred financing costs.

2007 Cash Flow Analysis
The Company had cash as of December 31, 2007 of $3,254,759, a decrease of $2,936,542 from December 31, 2006.

Cash provided by operating activities was $2,619,021. Cash from operating activities was primarily due to a net loss of $7,024,383, offset by non-cash expenses of $10,236,340. Changes to operating liabilities that provided operating cash include an increase in unearned revenues of $55,472 and accrued expenses and other current liabilities of $391,935. Changes to operating assets and liabilities that decreased cash flow include an increase in accounts receivable, prepaid expenses and other current assets of $860,729 and a decrease in accounts payable of $179,614.

Net cash of $6,239,736 used in investing activities was primarily due to $5,411,376 in funds expended for the acquisition of Benefit Dynamics, Pentec Inc., Pentec Capital Management Inc., and The Pension Alliance Inc., $466,340 in funds expended in contingency payments for the Lamco Acquired Companies and the ABR asset purchase and $362,020 used in the purchase of property and equipment.

Net cash of $684,173 provided by financing activities was primarily due to $1,192,221 received from the issuance of Series E Convertible Preferred Stock. In addition, the Company received proceeds from a new revolving line of credit of $1,000,000, proceeds from long-term debt of $20,000,000 and the proceeds from the sale of common stock of $3,000,000 as part of the refinancing that took place in November 2007. The proceeds were used to refinance and payoff our existing debt of $23,045,386 and pay the costs associated with the financing of $1,465,349.

Debt Financing Arrangements
To obtain funding in connection with the restructuring of its existing financing arrangement, for future acquisitions and working capital, on November 30, 2007 we entered into (i) a Revolving Line of Credit and Term Loan Agreement (the “Senior Loan Agreement”) with RBS Citizens, National Association (the “Senior Lender”) and (ii) a Securities Purchase and Loan Agreement (the “Subordinated Senior Agreement”) with Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank (collectively, the “Subordinated Senior Lenders”) and Woodside Agency Services, LLC, as collateral agent. Pursuant to the Senior Loan Agreement, we issued and sold a Revolving Line of Credit Note in the initial amount of $1,000,000 (the “Revolver”) and a Term Loan Promissory Note in the initial amount of $8,000,000 (the “Term Loan”). If certain conditions are satisfied, we may utilize additional financing under the Revolver up to $1,000,000 (the “Additional Revolver”) and additional term loans up to $7,000,000 (the “Additional Term Loan”). On November 25, 2008, the Term Loan Promissory Note, originally dated November 30, 2007, was increased to a maximum principal amount of $15,000,000. Pursuant to the Subordinated Senior Agreement, we issued and sold Senior Secured Notes due January 11, 2011 (the “Subordinated Senior Notes”) in the amount of $12,000,000 and common stock purchase warrants (the “Subordinated Senior Warrants”) to purchase an aggregate of 11,485,578 shares of common stock at varying exercise prices of $0.50, $1.00 and $1.50. A principal amount of the proceeds generated from the two financings were used to retire the debt held by Laurus Master Fund Ltd. and its affiliates.

Senior Financing
The Term Loan and the Revolver bear interest at the Company's option at the Senior Lender's variable prime rate of interest or the applicable LIBOR rate of interest. The Term Loan and the Revolver mature on July 31, 2010. From closing through November 30, 2008, if interest is accruing at the prime rate, the Company is required to pay interest accruing on the Term Loan and the Revolver on the first date of each month and if interest is accruing at the LIBOR option, the Company is required to pay interest accruing on the Term Loan and the Revolver on the last day of the applicable LIBOR interest period. Subsequent to November 30, 2008, the Company is required to pay the applicable amount of interest owed on the Term Loan and the Revolver as well as a portion of the principal of the Term Loan based upon a five year straight line amortization schedule of $250,000 in principal on a monthly basis. Commencing January 1, 2008, the Company will be obligated to pay an unused commitment fee on the first business day of each quarter for any amounts not used by the Company under the Additional Term Loan. The unused commitment fee to be paid is equal to one-quarter multiplied by the applicable basis point level, which is contingent upon the Company's ratio of total debt funded to EBITDA. The Senior Lender has a secured lien on all assets of the Company and its subsidiaries. The Company may prepay the Term Loan and the Revolver at anytime.  As of December 31, 2008, the outstanding principal balance on the Revolver and Senior Term Note was approximately $0.3 million and $14.8 million, respectively and the interest rate was 4.18% and 4.68%, respectively. As of December 31, 2007, the outstanding principal balance on the Revolver and Senior Term Note was approximately $1.0 million and $8.0 million, respectively and the interest rate was 7.98% and 8.48%, respectively.

Subordinated Senior Financing
The Subordinated Senior Notes bear interest at 15% of which 12% is due and payable on a monthly basis and 3% (the “Compounded Rate”) is compounded monthly and added to the principal amounts of the Subordinated Senior Notes. The Senior Subordinated Notes mature on the earlier of January 31, 2011, the occurrence of a capital transaction, or an event of default. A capital transaction includes the sale, disposition, dissolution or liquidation of the Company’s assets or subsidiaries, the acquisition by any person of 30% or more of the Company’s common stock or a public offering in the minimum amount of $20,000,000 (a “Capital Transaction”). The Subordinated Senior Lenders have a secured lien on all assets of the Company and its subsidiaries and would be entitled to foreclose on the Company’s assets in the event of default, subject to the rights of the Senior Lender. In the event that the foregoing was to occur, significant adverse consequences to the Company would be reasonably anticipated. We may prepay the Subordinated Senior Notes at any time after May 30, 2009. As of December 31, 2008 and 2007, approximately $12.4 million and $12.0 million, respectively was outstanding under the Subordinated Senior Notes.

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

We have agreed to use best efforts in connection with any demand registration that the Subordinated Senior Lenders request and provided the Subordinated Senior Lenders with piggyback registration rights as well.

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

The above securities were all offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. The Senior Lender and the Subordinated Senior Lenders are accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

In March 2005, we issued to Laurus Master Fund, Ltd. ("Laurus") (i) a secured convertible term note in the principal amount of $3,000,000, (ii) warrants, as amended, entitling Laurus to purchase up to 1,084,338 shares of our common stock at a per share exercise price of $0.50, and (iii) an option to purchase up to 643,700 shares of our common stock at a per share purchase price of $0.01.   On November 30, 2007, we repaid the full amount due to Laurus under the convertible term note. The warrants grant Laurus the right to purchase up to 1,084,338 shares of Common Stock at an exercise price of $0.50 per share until March 9, 2012.  The option grants Laurus the right, for a period of eight years, to purchase for cash up to 643,700 shares of our common stock at an exercise price of $0.01 per share. Laurus exercised 268,707 of these options in 2007.

In May 2006, we entered into agreements with Laurus pursuant to which we sold a secured term note with a principal amount of $7,000,000 and a common stock purchase warrant to purchase up to 700,000 shares of common stock of the Company, at an exercise price of $0.1667 per share, exercisable until May 30, 2011.  On November 30, 2007, we repaid the full amount due to Laurus under this term note.

Seller Financing
In connection with the Company’s acquisition strategy, part of the purchase price is paid through seller financed instruments. In addition, certain sellers advance funds on a short-term basis for minimum working capital purposes. As of December 31, 2008, total funds due to former owners were $4,447,656. Of this amount, $2,529,661 is due in 2009; $1,684,245 is due in 2010 and $233,750 in 2011. Seller financed instruments bear interest at 6% to 8% per annum. All seller financed instruments are uncollateralized.

Sources of Capital Prior to 2007

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

Each share of Series A Convertible Preferred Stock is convertible, at any time at the option of the holder, into one share of common stock of the Company ("Common Stock"). The Series A Convertible Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of common stock. Holders of the Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.06 per share of Preferred Stock paid on a semi-annually. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue shares of common stock in connection with the dividend on the Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 98% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the A Investors piggyback registration rights and agreed to file a registration statement registering the shares of common stock issuable upon conversion of the A Preferred Stock within 60 days of closing and have such registration statement declared effective within 120 days of filing.  As of December 31, 2008, the Company did not have an effective registration statement for the common stock issuable upon conversion of the A Preferred Stock and we have accrued investor surcharges as a result.  The accrued investor surcharges associated with these shares under the registration agreement was $703,500 at December 31, 2008 and $703,500 at December 31, 2007.

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

The shares of Preferred Stock were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated thereunder. Each of the B Investors are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Sales of Equity Securities - Series C Cumulative Convertible Preferred Stock Private Placement
On November 11, 2005, three accredited investors (the "C Investors") purchased an aggregate of 833,334 shares of Series C Cumulative Convertible Preferred Stock (the "C Preferred Stock") at $6.00 per share for an aggregate purchase price of $5,300,004.

Each share of C Preferred Stock is convertible, at any time at the option of the holder, into 12 shares of Common Stock. The C Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding C Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of common stock. Holders of the C Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.72 per share of C Preferred Stock paid on a semi-annually. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue shares of common stock in connection with the dividend on the C Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by the Dividend VWAP; provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the C Investors piggyback registration rights and agreed to file a registration statement registering the shares of common stock issuable upon conversion of the C Preferred Stock within 60 days of closing and have such registration statement declared effective within 120 days of filing.  As of December 31, 2008, the Company did not have an effective registration statement for the common stock issuable upon conversion of the C Preferred Stock and we have accrued investor surcharges as a result.  The accrued investor surcharges associated with these shares under the registration agreement was $1,170,000 at December 31, 2008 and $1,170,000 at December 31, 2007.

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

Dividends
The Company accrued an annual cash dividend of 12% per share on the Series A, B, C, D, and E Convertible Preferred Stock for the year ended December 31, 2008.

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

Share Based Payments
The Company complies with the fair value recognition provisions of SFAS No. 123(R), "Share Based Payment" and the SEC's SAB No. 107, "Valuation of Share-Based Payment Arrangements for Public Companies." SFAS No. 123(R) requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 25.0% to 60.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a range of risk-free interest rates of 1.55% to 4.19% which coincides with the expected life of the options and warrants at the time of issuance.

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

No impairment losses have been recognized to date on goodwill. In December 2008, the remaining $166,667 in unamortized customer list intangible asset for Haddon was written off due to an unanticipated loss in customer base.

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

Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Betterments and improvements are capitalized while repairs and maintenance are expensed as incurred.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 and as of December 31, 2008. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax expense or benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2008 and 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Fair Value of Financial Instruments
The fair value of the Company's assets and liabilities, which qualify as financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," approximate the carrying amounts presented in the accompanying consolidated balance sheets.

Derivative Financial Instruments
The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". These non-hedging contracts accounted for in accordance with EITF No. 00-19 include freestanding warrants and options to purchase the Company's common stock as well as embedded conversion features that have been bifurcated from the host financing contract in accordance with the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF No. 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company's consolidated statements of operations.

Business Acquisitions, Purchase Price Allocations and Intangible Assets
As of December 31, 2008, we had completed 14 groups of acquisitions. All of these acquisitions have been accounted for using the purchase method, and their related net assets and results of operations were included in our consolidated financial statements commencing on their respective acquisition dates. Certain acquisitions have provisions for contingent additional consideration based upon the financial results. This additional consideration is reflected as an increase in goodwill when results are achieved and the outcome of the contingency is determinable beyond a reasonable doubt.  We allocate the excess of purchase price over net assets acquired to customer relationships, covenants not to compete, employment contracts, trade name, and goodwill. We amortize intangibles over a 5-15 year period for customer lists/ relationships and trade names, a 1-4 year period for covenants not to compete and a 1-2 year period for employment agreements. In accordance with SFAS 142 we do not amortize goodwill.

Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2008 and 2007 are as follows:

Balance as of January 1, 2007	$17,003,370
Goodwill acquired during the year	3,752,734
Purchase Price Adjustment	(51,072)
Balance as of December 31, 2007	20,705,032
Goodwill acquired during the year	5,693,649
Purchase Price Adjustment	2,075,433
Balance as of December 31, 2008	$28,474,114

Other intangible assets recognized in connection with the Company's acquisitions include the following:

	Gross
	Carrying			Estimated
	Amount	Amortization	Net	Lives

Customer lists / relationships	$34,780,444	$7,662,039	$27,118,405	5 - 15 years
Covenants not to compete	10,786,540	5,811,509	4,975,031	2 - 4 years
Trade name	2,574,000	251,667	2,322,333	7 - 15 years
Employment agreements	2,207,000	1,795,500	411,500	1 - 2 years
Other intangibles	25,403	1,763	23,640	6 years
	$50,373,387	$15,522,478	$34,850,909

The Company defines customer lists/relationships as the acquired firm's existing client relationships that provide a significant source of income through recurring revenue over the course of the economic life of the relationships.

These other intangible assets will be amortized by use of the straight-line method over the estimated lives of the assets. During the year ended December 31, 2008, amortization expense related to customer lists/relationships and other intangible assets acquired in connection with our acquisitions were approximately $6,412,000. We periodically evaluate the recoverability of intangible assets, taking into account events or circumstances that may warrant a revision to estimated useful lives or impairment conditions.

Estimated amortization expense for future years will change primarily as the Company continues to acquire firms.

2008 Acquisitions

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

In connection with the acquisition of 100% of the outstanding securities in CIAS described above, the Company entered into a Non-Competition, Non-Disclosure and Non-Solicitation Agreement with the Sellers. In addition, the Company entered into an Employment Agreement with Richard Kaplan for a one year period with compensation of $90,000 per year and a Consulting Agreement with Anthony Delfino for a year period with compensation of $100,000 per year.

CIAS is a distributor of securities and insurance contracts, primarily qualified retirement plans in the small and medium-sized market through its office located in Marina Del Rey, California.

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

On March 16, 2009, the Company executed a Restructured Promissory Note ( the “CIAS Sellers’ Restructured Note Agreement”) with the sellers of CIAS under which the parties agreed to execute replacement notes superseding and terminating, the prior note between the parties dated April 3, 2008. Under the CIAS Sellers’ Restructured Note Agreement, the Company agreed to issue two promissory notes for an aggregate of $950,000 payable in eight equal principal monthly installments of $70,000 beginning on August 15, 2009 and ending March 15, 2010, and three equal installments of $130,000 plus all accrued interest, less any adjustments to the promissory notes under the CIAS Agreement, beginning on April 15, 2010 and ending on June 15, 2010. The notes pay interest at 8% per annum. Any accrued interest on the April 3, 2008 promissory notes shall be paid to the sellers within ten business days of the original scheduled payment date of June 3, 2009.

The total purchase price for the acquisition of CIAS of $2,485,929 (including $112,956 of acquisition costs and net of cash received of $2,027) is allocated as follows:

Assets acquired:
Customer lists/relationships	$880,000
Covenant not to compete	550,000
Employment contracts	280,000
Goodwill	1,239,929
2,949,929

Liabilities assumed:
Deferred tax liability	464,000

Net purchase price	$2,485,929

The identifiable intangible assets listed above are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

Alaska Pension Services, Ltd.
On June 30, 2008, the Company entered into a Stock Purchase Agreement (the “Alaska Pension Agreement”) with Karen Jordan and Duane Mayer (“Sellers”) to purchase 100% of the outstanding common stock of Alaska Pension Services, Ltd. (“Alaska Pension”). In consideration for 100% of the outstanding common stock of Alaska Pension, the Company paid the Sellers $430,766 in cash at closing and an additional $165,000 in cash on December 31, 2008. The Company also paid indebtedness and other obligations of Alaska Pension of $192,073 of which $31,068 is accrued at December 31, 2008; issued the Sellers 369,128 shares of common stock of the Company valued at $220,000 (the value of the common stock was determined by an average of the closing stock price of the last 5 days prior to the announced acquisition); issued the Sellers promissory notes for an aggregate of $220,000 with the first set of promissory notes in the amount of $110,000 payable August 31, 2009 and the second set of promissory notes in the amount of $110,000 payable August 31, 2010. In the event that certain EBITDA targets are not achieved by Alaska Pension during the 24 months following the closing date, the promissory notes will be reduced by the amount of such shortfall. Under the terms of the Stock Purchase Agreement, if certain EBITDA targets are met during the first two years of the Agreement, the Company agreed to pay an amount equal to 10% of the amount that is in excess of the EBITDA targets. The total consideration paid was $1,227,839.

In connection with the acquisition of 100% of the outstanding securities in Alaska Pension described above, the Company entered into a Non-Competition, Non-Disclosure and Non-Solicitation Agreement with the Sellers. In addition, the Company entered into Employment Agreements with Karen Jordan and Duane Mayer for a period of two years with compensation of $100,000 each per year. Prior to the acquisition of Alaska Pension, no material relationship existed between the Company and the Sellers and/or their affiliates, directors, officers or any associate of an officer or director.

Alaska Pension is engaged in the business of retirement plan design, consulting, administration and actuarial services. Alaska Pension currently administers approximately 250 plans with approximately $520 million in assets, through its office located in Anchorage, Alaska.

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

The total purchase price for the acquisition of Alaska Pension of $1,337,037 (including $113,069 of acquisition costs and net of cash received of $3,871) is allocated as follows:

Assets acquired:
Property and equipment	$23,616
Accounts receivable	198,634
Customer lists/relationships	440,000
Covenant not to compete	300,000
Trade name	70,000
Employment contracts	125,000
Goodwill	454,703
Other assets	43,834
1,655,787

Liabilities assumed:
Deferred tax liability	254,000
Other liabilities	64,750

Net purchase price	$1,337,037

The identifiable intangible assets listed above are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

Alan Kanter & Associates, Inc.
On July 16, 2008, the Company entered into a Stock Purchase Agreement (“Kanter Agreement”) to purchase 100% of the common stock of Alan N. Kanter & Associates, Inc. (“Kanter & Associates”). In consideration for 100% of the outstanding common stock of Kanter & Associates, the Company paid cash of $1,732,467. In addition, under the terms of a side letter to the Kanter Agreement, the Company has agreed to pay the seller a portion of the revenue generated by Kanter & Associates for completing pension plan document restatement work during the first two years of the Kanter Agreement, in which the Company has paid or accrued $67,125. The total consideration paid was $1,799,592.

In connection with the acquisition of 100% of the outstanding securities in Kanter & Associates described above, the Company entered into a Non-Competition, Non-Disclosure and Non-Solicitation Agreement with the Seller. In addition, the Company entered into an Employment Agreement with Alan Kanter for a period of two years with compensation of $1 per year. Prior to the acquisition of Kanter & Associates, no material relationship existed between the Company and the Seller and/or their affiliates, directors, officers or any associate of an officer or director.

Kanter & Associates is engaged in the business of retirement plan design, consulting, and administration. Kanter & Associates currently administers approximately 450 plans with approximately $670 million in assets, through its office located in Pikesville, Maryland.

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

The total purchase price for the acquisition of Kanter & Associates of $1,904,976 (including $106,923 of acquisition costs and net of cash received of $1,539) is allocated as follows:

Assets acquired:
Property and equipment	$13,006
Accounts receivable	113,769
Customer lists/relationships	710,000
Covenant not to compete	497,185
Trade name	110,000
Employment contracts	270,000
Plan life documents	25,403
Goodwill	643,202
Other assets	26,376
2,408,941

Liabilities assumed:
Deferred tax liability	446,161
Other liabilities	57,804

Net purchase price	$1,904,976

The identifiable intangible assets listed above are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

Retirement & Employee Benefit Services, Inc.
On August 5, 2008, the Company entered into an Asset Purchase Agreement (“REBS Agreement”) to purchase the assets of Retirement & Employee Benefit Services, Inc. (“REBS”). The Company paid $164,943 in cash.

The Company’s strategy in purchasing the assets of REBS was to acquire the customer relationships of a retirement plan administration organization without incurring additional overhead expense. REBS was merged into the workflow at Pentec.

The total purchase price for the acquisition of assets of REBS of $178,257 (including $13,314 of acquisition costs) is being allocated as follows:

Assets acquired:
Customer lists/relationships	$98,559
Covenant not to compete	54,755
Accounts receivable	24,943

Net purchase price	$178,257

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets, are not deductible for tax purposes. No additional consideration, contingent or otherwise remains to be paid under the terms of this agreement.

Pension Technical Services, Inc. d/b/a REPTECH Corp.
On October 2, 2008, the Company entered into a Stock Purchase Agreement (“REPTECH Agreement”) with Ralph W. Shaw and Eileen A. Baldwin-Shaw (“Sellers”) to purchase 100% of the common stock of Pension Technical Services, Inc. d/b/a REPTECH Corp. (“REPTECH”). In consideration for 100% of the outstanding common stock of REPTECH, the Company paid the Sellers $1,787,760 in cash at closing, $150,000 on January 2, 2009, issued 1,430,208 shares of common stock of the Company valued at $715,104 (the value of the common stock was determined by an average of the closing stock price of the last 5 days prior to the announced acquisition), issued the Sellers promissory notes for an aggregate of $922,656 with the first set of promissory notes in the amount of $461,328 payable December 2, 2009 and the second set of promissory notes in the amount of $461,328 payable December 2, 2010. In the event that certain EBITDA targets are not achieved by REPTECH during 24 months following the closing date, the promissory notes will be reduced by the amount of the shortfall. Under the terms of the Stock Purchase Agreement, if certain EBITDA targets are met during the first two years of the Agreement, the Company agreed to pay an amount equal to 10% of the amount that is in excess of the EBITDA targets. The total consideration paid was $3,575,520.

In connection with the acquisition of 100% of the outstanding securities in REPTECH described above, the Company entered into a Non-Competition, Non-Disclosure and Non-Solicitation Agreement with the Sellers. In addition, the Company entered into Employment Agreements with Ralph Shaw and Eileen Baldwin-Shaw for a period of two years with compensation of $195,000 and $185,000 per year, respectively. Prior to the acquisition of REPTECH, no material relationship existed between the Company and the Sellers and/or their affiliates, directors, officers or any associate of an officer or director.

REPTECH is engaged in the business of retirement plan design, consulting, and administration. REPTECH currently administers approximately 550 plans with approximately $425 million in assets, through its office located in Denver, Colorado.

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

The total purchase price for the acquisition of REPTECH was $3,683,124 (including $164,242 of acquisition costs and net of cash received of $56,638) is allocated as follows:

Assets acquired:
Property and equipment	$17,907
Accounts receivable	137,243
Customer lists/relationships	2,170,000
Covenant not to compete	720,000
Trade name	540,000
Goodwill	1,380,761
Other assets	29,599
4,995,510

Liabilities assumed:
Deferred tax liability	1,084,000
Unearned revenue	156,981
Other liabilities	71,405

Net purchase price	$3,683,124

The identifiable intangible assets listed above are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

The Pension Group, Inc.
On November 26, 2008, the Company entered into a Stock Purchase Agreement (“TPG Agreement”) with Peter Stephan, James Norman and Rise Spiegel (“Sellers”) to purchase 100% of the common stock of The Pension Group, Inc. (“TPG”). In consideration for 100% of the outstanding common stock of TPG, the Company paid the Sellers $2,141,869 in cash at closing, with an additional $935,000 paid on February 24, 2009 and an additional $467,500, prior to any adjustments, due at March 26, 2009, issued 1,448,854 shares of common stock of the Company valued at $467,500 (the value of the common stock was determined by an average of the closing stock price of the last 5 days prior to the announced acquisition), issued the Sellers promissory notes for an aggregate of $467,500 with the first set of promissory notes in the amount of $233,750 payable March 27, 2010 and the second set of promissory notes in the amount of $233,750 payable March 27, 2011. In the event that certain EBITDA targets are not achieved by TPG during 24 months following the closing date, the promissory notes will be reduced by the amount of the shortfall. Under the terms of the Stock Purchase Agreement, if certain EBITDA targets are met during the first two years of the Agreement, the Company agreed to pay an amount equal to 10% of the amount that is in excess of the EBITDA targets plus bonuses or incentive compensation not to exceed 8.5% of the company’s aggregate payroll or $156,000 during the first year of the Agreement and not to exceed 8.5% of the company’s aggregate payroll during the second year of the Agreement. The total initial consideration paid was $4,479,369.

In connection with the acquisition of 100% of the outstanding securities in TPG described above, the Company entered into a Non-Competition, Non-Disclosure and Non-Solicitation Agreement with the Sellers. In addition, the Company entered into Employment Agreements with Peter Stephan, James Norman and Rise Spiegel for a period of two years with compensation of $100,000; $100,000 and $125,763 per year, respectively. Prior to the acquisition of TPG, no material relationship existed between the Company and the Sellers and/or their affiliates, directors, officers or any associate of an officer or director.

On March 24, 2009, the Company executed two promissory notes each for $75,000 payable to Peter Stephan and James Norman in lieu of full payment of their portion of the additional payment for $467,500, prior to any adjustments, due at March 26, 2009 under the TPG Agreement. The notes are due June 26, 2009, and are subject to interest of 8% per annum.

TPG is engaged in the business of retirement plan design, consulting and administration. TPG currently administers approximately 800 plans with approximately $860 million in assets, through its office located in Laguna Hills, California.

The acquisition of TPG is accounted for under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations.” Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of acquisition.

The total purchase price for the acquisition of TPG was $4,714,869 (including $258,737 of acquisition costs and net of cash received of $2,394 and an adjustment to assets acquired and liabilities assumed of $20,843) is allocated as follows:

Assets acquired:
Property and equipment	$79,878
Accounts receivable	115,835
Customer lists/relationships	2,320,000
Covenant not to compete	1,040,000
Trade name	750,000
Goodwill	1,970,316
Other assets	20,044
6,296,073

Liabilities assumed:
Deferred tax liability	1,228,000
Unearned revenue	295,969
Other liabilities	57,235

Net purchase price	$4,714,869

The identifiable intangible assets listed above are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

2007 Acquisitions

Benefit Dynamics, Inc.
On January 2, 2007, the Company entered into and closed a Stock Purchase Agreement (the "BDI Agreement") with Jo Ann Massanova and Carmen LaVerghetta ("Sellers") and Benefit Dynamics, Inc. ("BDI"). Pursuant to the BDI Agreement, the Company acquired and, the Sellers sold, 100% of the common stock of BDI. In consideration for 100% of the common stock of BDI, the Company paid the Sellers $300,000 in cash, issued the Sellers promissory notes for an aggregate of $200,000. The first promissory notes in the aggregate amount of $100,000 were paid on March 2, 2008 and the second promissory notes in the aggregate amount of $100,000 were paid on March 4, 2009. Under the terms of the Stock Purchase Agreement, if certain EBITDA targets are met during the second year of the Agreement, the Company agreed to pay an amount equal to 10% of the amount that is in excess of the EBITDA targets. In 2008, the Company paid $8,770 in contingency payments based on BDI meeting certain EBITDA targets according to the terms of the BDI Agreement. The total consideration paid was $508,770.

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

The net purchase price for the acquisition of BDI of $548,770 (including $40,000 of acquisition costs) is allocated as follows:

Assets acquired:
Customer lists/relationships	$540,000
Goodwill	398,318
938,318

Liabilities assumed:
Other liabilities	173,548
Deferred tax liabilities	216,000

Net purchase price	$548,770

The identifiable intangible assets listed above are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

The Pension Alliance, Inc.
On February 28, 2007, the Company entered into a Stock Purchase Agreement (the “TPA Agreement") to purchase 100% of the common stock of The Pension Alliance, Inc. ("TPA"). The Company paid $3,250,000 in cash, issued convertible promissory notes for an aggregate of $675,000, and issued 1,088,710 shares of common stock of the Company valued at $675,000. The first convertible promissory note in the amount of $337,500 was paid on April 28, 2008 and the second convertible promissory note in the amount of $337,500 is payable on April 28, 2009. The outstanding convertible promissory note is convertible into shares of common stock of the Company at a conversion price of $0.62 per share. In the event that certain EBITDA targets are not achieved by TPA during the 24 months following the closing date, the convertible promissory notes and shares of common stock will be reduced by the amount of such shortfall. Under the terms of the Stock Purchase Agreement, if certain EBITDA targets are met during the first two years of the Agreement, the Company agreed to pay an amount equal to 10% of the amount that is in excess of the EBITDA targets. In 2008, the Company paid $106,055 in contingency payments based on TPA meeting certain EBITDA targets in accordance with the terms of the TPA Agreement.

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

TPA is engaged in the business of retirement plan design, consulting and administration. TPA currently administers approximately 1,000 plans with approximately $700 million in assets, through its main office located in Harrisburg, Pennsylvania. TPA also has locations in Philadelphia, PA, Baltimore, MD, and Boston, MA.

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

On May 15, 2008, the Company executed a Settlement Agreement and Release (the “Settlement Agreement”) with the Sellers of TPA under which the parties agreed to resolve certain aspects of the TPA Agreement. Under the Settlement Agreement, the Company agreed to pay to Sellers an aggregate amount of $1,750,000 and consisted of (1) $1,250,000 in cash paid on July 31, 2008 and (2) $500,000 payable under two promissory notes each in the amount of $250,000 (one payable on April 30, 2009 and one payable on October 31, 2009). The parties also agreed to adjust the payment of the promissory notes down if certain financial targets were not met. In addition, the parties agreed to mutually release the other party from certain claims that might arise under the TPA Agreement. The total initial consideration, contingent payments, and settlement paid were $6,456,055.

On February 24, 2009, the Company executed a Restructured Promissory Note (the “TPA Sellers’ Restructured Note Agreement”) with the sellers of TPA under which the parties agreed to execute replacement notes superseding and terminating, the second convertible promissory note under the February 28, 2007 TPA Agreement and the promissory notes under the May 15, 2008 Settlement Agreement. Under the TPA Sellers’ Restructured Note Agreement, the Company agreed to issue promissory notes for an aggregate of $837,500 payable in nine equal principal monthly installments of $93,056, plus accrued interest, beginning on July 1, 2009 and ending March 1, 2010 at an interest rate of 8% per annum. Interest accrued on the May 15, 2008 and the remaining February 28, 2007 promissory notes were paid to the sellers within fifteen business days after the effective date of the TPA Sellers’ Restructured Note Agreement.

The net purchase price for the acquisition of TPA of $6,626,299 (including $170,244 of acquisition costs) is allocated as follows:

Assets acquired:
Customer lists/relationships	$2,470,000
Covenant not to compete	1,713,000
Trade name	291,000
Employment contracts	256,000
Goodwill	4,117,393
8,847,393

Liabilities assumed:
Unearned revenue	1,014,294
Deferred tax liability	1,206,800

Net purchase price	$6,626,299

The identifiable intangible assets listed above are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

Pentec, Inc. and Pentec Capital Management
On February 28, 2007, the Company entered into and closed a Stock Purchase Agreement (the "Pentec Agreement") with Michael E. Callahan ("Callahan"), Pentec, Inc. ("Pentec ") and Pentec Capital Management, Inc. ("PCM"). Pursuant to the Agreement, the Company acquired and, Callahan sold, 100% of the outstanding securities in Pentec and PCM. In consideration for 100% of the outstanding securities in Pentec and PCM, the Company paid Callahan $1,517,000 in cash, issued Callahan an aggregate of 403,225 shares of common stock of the Company valued at $0.62 per share for a total value of $250,000, and issued Callahan promissory notes in the amount of $1,450,000 payable in accordance with the following schedule: (i) $300,000 was paid on November 1, 2007, (ii) $300,000 was paid on May 1, 2008, (iii) $250,000 was paid on November 1, 2008, (iv) $300,000 is payable on May 1, 2009 and (v) $300,000 is payable on November 1, 2009. Under the terms of the Stock Purchase Agreement, if certain EBITDA targets are met during the first two years of the Agreement, the Company agreed to pay an amount equal to 10% of the amount that is in excess of the EBITDA targets. In 2008, the Company paid $40,246 in contingency payments based on Pentec and PCM meeting certain EBITDA targets according to the terms of the Pentec Agreement. The total consideration paid was $3,257,246.

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

Pentec and PCM provide retirement plan design, consulting, and administration services, independent insurance brokerage services and investment advisory services. Through its offices located in Southington, Connecticut, Pentec administers approximately 400 plans with approximately $400 million in assets, and PCM manages approximately $100 million in assets.

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

On February 28, 2009, the Company executed a Restructured Promissory Note (the “Pentec Seller Restructured Note Agreement”) with the seller of Pentec and PCM under which the parties agreed to execute replacement notes superseding and terminating, the prior unpaid notes between the parties dated February 28, 2007. Under the Pentec Seller Restructured Note Agreement, the Company agreed to issue a promissory note of $600,000 payable in six equal principal monthly installments of $100,000, plus accrued interest, beginning on July 1, 2009 and ending December 1, 2009 at an interest rate of 8% per annum. Any accrued interest on the remaining February 28, 2007 promissory notes was paid to the seller within fifteen business days after the effective date of the Pentec Seller Restructured Note Agreement.

The net purchase price for the acquisition of Pentec and PCM of $3,431,622 (including $174,376 of acquisition costs) is allocated as follows:

Assets acquired:
Property and equipment	$289,364
Customer lists/relationships	2,351,000
Covenant not to compete	1,731,000
Trade name	187,000
Employment contracts	287,000
Goodwill	1,182,338
6,027,702

Liabilities assumed:
Unearned revenue	1,184,854
Deferred tax liability	1,142,092
Other liabilities	269,134

Net purchase price	$3,431,622

The identifiable intangible assets listed above are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

Contingent Consideration Arrangements
Contingent consideration is recorded when the outcome of the contingency is determinable beyond a reasonable doubt. Contingent consideration paid to the former owners of the firms is considered to be additional purchase consideration and generally would be recorded in the financial statements as an adjustment to goodwill.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by Item 8 appears at Page F-1, which appears after the signature page to this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer concluded that prior to the Company’s remediation in the fourth quarter of 2008, our disclosure controls and procedures were not effective as three of our subsidiaries were utilizing a shared network supported by a related party of the Company. In order to remediate this weakness, during the third quarter, the Company developed a plan, acquired the equipment and began installing and testing the system. During the fourth quarter 2008, the Company fully migrated data and began use of the new system. As a result, the control deficiency was resolved at year end, however, it was not in place for the entire reporting period.

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

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and disposition of our assets;

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2008 the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting
Except as set forth above in the Evaluation of Disclosure Controls and Procedures, there were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position with the Company
Steven J. Ross (1)	51	Chief Executive Officer and Director
Richard J. Berman (1, 2, 3, 4)	64	Chairman of the Board and Director
Jeff Cooke (1, 3)	45	Director
Arthur D. Emil	81	Director
Steven B. Ruchefsky (2, 4)	44	Director
John M. Davis	48	President and Chief Operating Officer
Robert C. Thompson	48	Senior Vice President, National Sales Director
Christopher W. Larkin	48	Chief Financial Officer

1) Member of the Audit Committee
2) Member of the Compensation Committee
3) Member of the Governance Committee
4) Member of Executive Committee

Set forth below is a biographical description of each of our directors and senior executive officers based on information supplied by each of them.

Steven J. Ross has served as a director since April 15, 2005. On March 1, 2006, Mr. Ross was appointed Chief Executive Officer. Since September 2005, Mr. Ross has served as a Managing Director for Duncan Capital Partners, LLC, a private investment fund based in New York, New York and a shareholder of our company.  From June 2001 to June 2005, Mr. Ross was President, Chief Executive Officer and Chairman of the Board of DynTek, Inc. (OTCBB: DYNK). Prior to joining DynTek, Inc., Mr. Ross served as General Manager of Toshiba's Computer System Division, responsible for sales, marketing, and operations in North and South America from 1998 to 1999. From 1996 to 1998, Mr. Ross was President and General Manager of the Reseller Division and President of Corporate Marketing at Inacom Corporation. Mr. Ross' other positions have included responsibility for sales and marketing, operations, strategic planning, and other senior executive activities.

Richard Berman has served as Chairman and as a director since March 9, 2005. Mr. Berman’s business career spans over 35 years of venture capital, management and merger and acquisitions experience.  In the last five years, Mr. Berman has served as a director and/or officer of over a dozen public and private companies.  He is currently serving as Chairman and as a Director of Nexmed Inc., (NASDAQ: NEXM), a small biotechnology company, Chairman and Director of Secure Fortress Technology Systems (homeland security company) and recently was appointed as Chairman, Director and CEO of Morlex Inc, (OTC: MORX.OB), a company that specializes in internet advertising.  In addition, Mr. Berman is a director of five other public companies including Broadcaster Inc., (OTC: BCSR.OB), Easylink Services International, Inc., ((NASDAQ: ESIC), Advaxis, Inc.,(OTC: ADXS.OB), NeoStem, Inc. (AMEX: NBS), and Secure Fortress Plc (London PLUS exchange).   From 1998 to 2000 he was employed by Easylink Services International Inc. as Chairman and CEO.  Previously, Mr. Berman worked for Goldman Sachs, was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments, created the largest battery company in the world by merging Prestolite, General Battery and Exide to form Exide Technologies (NASDAQ: XIDE).  He helped create what is now SOHO (NYC) by developing five buildings and advised on over $4 billion of M&A transactions.  He is past Director of the Stern School of Business of NYU where he obtained his BS and MBA.  He also has US and foreign law degrees from Boston College and The Hague Academy of International Law, respectively.

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

Christopher W. Larkin joined the Company in May 2008 to lead the execution of all Mergers and Acquisitions. Prior to joining the Company, Mr. Larkin served for 15 years in a variety of progressive financial roles for Nationwide Insurance. The most recent of which was as the Controller for the ultimate parent company, Nationwide Mutual Insurance Company. Prior to his career with Nationwide Insurance, Mr. Larkin was a Senior Manager with KPMG, an international accounting firm, where he served insurance and financial services clients in both their Assurance and Tax Advisory Divisions. Mr. Larkin received a B.S.B.A – Accounting from The Ohio State University. He is a Certified Public Accountant licensed in the State of Ohio and is a member of the AICPA and the Ohio Society of CPAs.

Our directors are elected for a term of one year or until their successors are elected and qualified. There is no family relationship between any of our officers and directors.

Audit Committee Financial Expert

The Board of Directors has determined that Mr. Berman is an "audit committee financial expert," as such term is defined in Item 401(e) of Regulation S-B, and is independent as defined in rule 4200(a) (15) of the listing standards of the National Association of Securities Dealers.

Board Committees

Our business, property and affairs are managed by or under the direction of the board of directors. Members of the board are kept informed of our business through discussion with the chief executive and financial officers and other officers, by reviewing materials provided to them and by participating at meetings of the board and its committees.

The Board of Directors has established an Audit Committee, a Compensation Committee, a Governance Committee and an Executive Committee.

The Compensation Committee met once during the year ended December 31, 2008. All matters addressed by the Compensation Committee were decided on by the Board of Directors. The function of the Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits.

The Governance Committee did not meet during the year ended December 31, 2008. All matters addressed by the Governance Committee were decided on by the Board of Directors. The function of the Governance Committee is to (a) oversee the evaluation of the Board and management and (b) develop, recommend and revise a set of corporate governance principles.

The Executive Committee met once during the year ended December 31, 2008. The Executive Committee serves to discharge the Board's duties during intervals between meetings. The Executive Committee shall possess all powers of the Board of Directors; provided, however, such powers are subject to change and alternation by the Board of Directors.

As of March 06, 2009, the Audit Committee consisted of the following members: Messrs Berman, Ross and Cooke. Mr. Berman has been appointed to sit on the Audit Committee to serve as its audit committee financial expert. The Audit Committee met four times in fiscal year 2008. Responsibilities of the Committee include (1) reviewing financial statements and consulting with the independent auditors concerning the Company's financial statements, accounting and financial policies, and internal controls, (2) reviewing the scope of the independent auditors' activities and the fees of the independent auditors, and (3) reviewing the independence of the auditors. All of the members of the Audit Committee meet the independence standards established by the National Association of Securities Dealers.

The total number of meetings of the Board of Directors during the fiscal year ended December 31, 2008 was four. The Board of Directors also passed several resolutions by written consent. Each of the incumbent directors attended a majority of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the fiscal year ended December 31, 2008, each of our officers, directors and 10% stockholders were late in their filings.

Code of Ethics

We have adopted a Code of Ethics that applies to all officers, directors and employees. The Company will provide to any person without charge a copy of such code of ethics upon written request to the Company at 485 Metro Place South, Suite 275, Dublin, Ohio 43017, Attn: Chief Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

The following tables set forth all compensation paid in respect of our Chief Executive Officer and our most highly compensated three executive officers (collectively, the "Named Executive Officers") for the last two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	(5) Stock Awards ($)	(6) Stock Options ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven J. Ross (1)	2008	$475,000	$100,000	$492,000	$142,664	$-	$-	$138,738	$1,348,402
Chief Executive Officer and Director	2007	$381,250	$100,000	$-	$20,021	$-	$-	$40,826	$542,097

John M. Davis (2)	2008	$294,791	$126,042	$258,500	$48,907	$-	$-	$24,071	$752,311
President, Chief Operating Officer	2007	$247,708	$-	$42,000	$-	$-	$-	$18,626	$308,334

Robert C. Thompson (3)	2008	$200,000	$10,000	$-	$24,581	$-	$-	$174	$234,755
Senior Vice President, National Sales Director	2007	$137,949	$50,000	$-	$40,969	$-	$-	$-	$228,918

Leonard A. Neuhaus (4)	2008	N/A	N/A	N/A	N/A	N/A	N/A	N/A	N/A
Former Chief Operating Officer and Chief Financial Officer	2007	$300,000	$20,000	$80,000	$-	$-	$-	$33,984	$433,984

(1)
Mr. Ross' all other compensation included a $50,000 prepayment of 2009 Board Fees in 2008.  Additionally, all other compensation , included executive health care reimbursements of $60,747 in 2008, in accordance with his employment agreement.

(2)	Mr. Davis' employment with the Company began February 1, 2007.
(3)	Mr. Thompson's employment with the Company began April 23, 2007.
(4)
Mr. Neuhaus resigned as Chief Financial Officer effective February 2007 and entered into a Separation and Consulting Agreement in May 2007.  Included in All Other Compensation was $26,765 in health care reimbursements in 2007 in accordance with his employment agreement.

(5)
This column represents the dollar amounts recognized for the years shown for the fair value of restricted common stock granted in those years, as well as prior years, in accordance with SFAS No. 123(R). These amounts reflect the Company's accounting expense and do not correspond to the actual value that will be realized by the named executives. The fair value is calculated using the closing price of the Company's stock on the date of grant.

(6)
This column represents the dollar amounts recognized for the years shown for the fair value of stock options granted in those years, as well as prior years, in accordance with SFAS No. 123(R). These amounts reflect the Company's accounting expense and do not correspond to the actual value that will be realized by the named executives.  For information on valuation assumptions, refer to the section on Share Based Payments in the Management's Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that have not Vested (#)
Steven J. Ross	40,000	-	-	$0.167	3/8/2010	900,000	$270,000	-	-
	400,000	-	-	$1.000	2/28/2011	-	-	-	-
	80,000	-	-	$0.520	3/13/2012	-	-	-	-
	400,000	400,000	-	$0.570	11/30/2012	-	-	-	-

John M. Davis	100,000	100,000	-	$0.61	4/17/2013	50,000	$15,000	-	-

Robert C. Thompson	100,000	-	-	$0.800	5/15/2012	-	-	-	-
	-	200,000	-	$0.800	5/15/2012	-	-	-	-

DIRECTOR COMPENSATION

The following table summarizes the director fees paid in 2008.
Director Compensation

Name	Fees earned or paid in cash ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Richard J. Berman (1)	$158,000	$-	$-	$-	$-	$-	$158,000
Chairman of the Board

Jeff Cooke (2)	$30,000	$-	$-	$-	$-	$-	$30,000

Arthur D. Emil (2)	$30,000	$-	$-	$-	$-	$-	$30,000

Steven B. Rushefsky (2)	$50,000	$-	$-	$-	$-	$-	$50,000

(1)
Mr. Berman received compensation of $54,000 as Chairman of the Board for 2008.  In addition the company prepaid his 2009 compensation of $54,000 asChairman and prepaid his 2009 Director's fees in the amount of $50,000.

(2)	The Company prepaid the 2009 Directors' fees of Messrs Cooke, Emil and Rushefsky.

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

On November 30, 2007, we entered into a new Employment Agreement with Steven J. Ross our Chief Executive Officer.  The Employment Agreement provides for a term through December 31, 2009 and shall be automatically extended for an additional one (1) year period unless at least 30 days prior to the anniversary date, either party notifies the other of its intent not to extend the term.   Mr. Ross is entitled to the following compensation according to the terms of the Agreement:

•	Annual base compensation of $475,000;

•	An annual bonus in the first year targeted at 50% of Mr. Ross’ base compensation upon achievement of certain targets set by the Company’s Board of Directors;

•	An annual bonus in the second year of the Agreement targeted at 65% of Mr. Ross’ base compensation upon achievement of certain targets set by the Company’s Board of Directors;

•	700,000 shares of restricted common stock issued under a previous Employment Agreement shall be issued on January 2, 2008;

•
200,000 additional shares of restricted common stock of which 100,000 shares are to be issued on December 31, 2008 and 100,000 shares are to be issued on December 31, 2009 or immediately upon contract termination;

•	An option grant to purchase 800,000 shares of common stock of the Company at $0.57 per share. 400,000 shares vested on December 31, 2008 and 400,000 shares will vest on December 31, 2009; and

•	And a housing and office allowance of $5,000 per month.

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

•
for the year ended December 31, 2007, Mr. Davis is eligible to receive a bonus equal to 50% of his annual salary of which 50% of the bonus shall be payable upon the Company's earnings before interest, taxes, depreciation, amortization and stock based compensation exceeding $12,000,000 (the "EBITDA SBC Benchmark") and 50% shall be payable upon the attainment of objectives to be determined by the CEO of the Company (the "Management Objective"); and

•
500,000 shares of restricted common stock of the Company of which 100,000 have been previously granted, 200,000 shares are issuable on March 28, 2007 and 200,000 shares are issuable upon the Company achieving the EBITDA SBC Benchmark. Subsequently, 350,000 and 50,000 shares were issued on April 1, 2008 and July 16, 2008, respectively.

In April 2008, the Company extended the employment agreement of Mr. Davis, the Company’s President and Chief Operating Officer. The addendum to his March 15, 2007 employment agreement provides for a term through March 31, 2009. All terms of his March 15, 2007 employment agreement remain the same except for the following:

•	$25,000 increase in annual salary;

•
option grant to purchase 200,000 shares of restricted common stock of the Company at $0.61 per share of which 100,000 shares vested on September 30, 2008 and 100,000 shares will vest on March 31, 2009; and

•
additional bonus of $100,000 upon attainment of certain adjusted EBITDA SBC targets for the trailing 12 months at June 30, 2008, or comparable enterprise valuation, or eligible change in control, which was not paid.

On January 30, 2009, the Company entered into a Separation Agreement with John Schroepfer under which the parties agreed that Mr. Schroepfer would resign as Interim Chief Financial Officer. In addition, the Agreement called for a continuation of his salary as well as his life, health and disability insurance through July 21, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our company's common stock as of March 6, 2009, as to

•	each person known to beneficially own more than 5% of the Company's common stock

•	each of our directors

•	each executive officer

•	all directors and officers as a group

Unless otherwise indicated, each of the stockholders can be reached at our principal executive offices located at 485 Metro Place South, Suite 275 Dublin, Ohio 43017.

	Shares benficially owned (1)
Beneficial Owners of more than 5% of common stock (other than directors and executive officers)	Number	%

Caremi Partners Ltd. (2)	2,400,000	6.07%
Laurus Master Fund, Ltd. (3)	7,377,141	18.65%
Steven R. Eyer (4)	2,095,000	5.29%
Jack C. Holland (5)	2,175,000	5.48%
Nicholas J. Lamoriello (14)	2,800,000	7.08%

Directors and Executive Officers:
Richard Berman (6)	1,973,878	4.99%
Steven B. Ruchefsky (7)	2,520,000	6.35%
Jeff Cooke (8)	120,000	*
Arthur D. Emil (9)	723,591	1.81%
Steven J. Ross (10)	2,095,000	5.16%
John M. Davis (11)	700,000	1.76%
Robert C. Thompson (12)	100,000	*
John S. Schroepfer (13)	50,000	*

All directors and executive officers as a group (8 persons)	8,282,469	20.07%

*	Less than 1%

1) Gives effect to the shares of Common Stock issuable upon the exercise of all options, warrants and convertible securities exercisable within 60 days of March 6, 2009 and other rights beneficially owned by the indicated stockholders on that date. Shares of Common Stock issuable pursuant to warrants or options or upon conversion of convertible securities, to the extent such warrants or options or convertible securities are currently exercisable or convertible within 60 days of March 6, 2009, are treated as outstanding for computing the ownership percentage of the person holding such securities, but are not treated as outstanding for computing the ownership percentage of any other person. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 39,556,669 shares of the Common Stock outstanding as of March 6, 2009. All information is based upon information furnished by the persons listed or otherwise available to the Company.

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

On March 9, 2005, we entered into a series of agreements with Laurus Master Fund, Ltd., a Cayman Islands company (“Laurus”), pursuant to which we issued a note and a warrant (the “Laurus March 2005 Warrant”) and an option (the “Laurus Option”).  The debt was retired as part of a refinancing agreement on November 30, 2007. The Laurus March 2005 Warrant provides for the purchase of up to 1,084,338 shares of Common Stock at a price of $0.50 each, subject to customary adjustments, until March 9, 2012, and the Laurus Option provides for the purchase of up to 643,700 shares of Common Stock at a price of $0.01 per share, subject to customary adjustments, until March 9, 2013.  Laurus purchased 268,707 shares under the Laurus Option during 2007.

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

4) Includes 2,045,000 shares of common stock and 50,000 shares of common stock issuable upon exercise of common stock purchase warrants.  The amount does not include 60,000 shares of common stock issuable upon conversion of 3,000 shares of Series D Convertible Preferred Stock.  The terms of the Series D Convertible Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with Section 13(d) of the Exchange Act. As the amount of shares of common stock currently held by Mr. Eyer is in excess of 4.99%, such shares of common stock issuable upon conversion of the Series D Convertible Preferred Stock are not included in the calculation of his beneficial ownership.

5) Includes 2,075,000 shares of common stock and options to purchase 100,000 shares of common stock.  The amount does not include 50,000 shares of common stock issuable upon conversion of 25,000 Series B Convertible Preferred Stock and 200,000 shares of common stock issuable upon conversion of 10,000 Series D Convertible Preferred Stock. The terms of the Series B and D Convertible Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with Section 13(d) of the Exchange Act. As the amount of shares of common stock currently held by Mr. Holland is in excess of 4.99%, such shares of common stock issuable upon conversion of the Series B and D Convertible Preferred Stock are not included in the calculation of his beneficial ownership.

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

8) Consists of 40,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in February 2005 as remuneration for services as a director at an exercise price of $0.1666 per share and 80,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in March 2007 as remuneration for services as a director at an exercise price of $0.52 per share.

9) Consists of (i) 253,591 shares of Common Stock, (ii) 200,000 shares of Common Stock issuable on conversion of Series B Preferred Stock, (iii) 100,000 shares of Common Stock issuable on conversion of Series D Preferred Stock, (ii) 50,000 shares of Common Stock issuable upon conversion of Common Stock Warrants, (iii) 40,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in February 2005 as remuneration for services as a director at an exercise price of $0.1667 per share and (iii) 80,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued as remuneration for services as a director at an exercise price of $0.52 per share.

10) Consists of (i) 1,050,000 shares of Common Stock (ii) 50,000 shares of Common Stock issuable on conversion of Series B Preferred Stock, (iii) 50,000 shares of Common Stock issuable on conversion of Series D Preferred Stock, (iv) 40,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in February 2005 as remuneration for services as a director at an exercise price of $0.1666 per share, (v) 400,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued in March 2006 at an exercise price of $1.00 per share, (vi) 80,000 shares of Common Stock that may be purchased upon exercise of currently exercisable stock options issued as remuneration for services as a director at an exercise price of $0.52 per share, (vii) 400,000 shares of common stock that may be purchased upon exercise of currently exercisable stock options issued November 30, 2007 as a part of his employment agreement as CEO at an exercise price of $0.57 per share, and (viii) 25,000 shares of Common Stock issuable upon conversion of Common Stock Warrants.

11) Consists of (i) 500,000 shares of common stock (ii) 100,000 shares of common stock that may be purchased upon exercise of currently exercisable stock options at an exercise price of $0.61 per share related to his employment agreement as President and COO, and (iii) 100,000 shares of common stock that may be purchased upon exercise of stock options exercisable March 31, 2009 at an exercise price of $0.61 per share related to his employment agreement.

12) Represents 100,000 shares of Common Stock issuable upon exercise of currently exercisable stock options issued at an exercise price of $0.80 per share.

13) Represents 50,000 shares of Common Stock issuable upon exercise of stock options exercisable as of March 28, 2009 at an exercise price of $0.67 per share.

14)  In connection with the acquisition of LCI, CPI, and SPSI, we issued 3,000,000 shares of Common Stock to The LAMCO Group, Inc. Nicholas Lamoriello is the principal executive officer and shareholder of The LAMCO Group, Inc.

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

	(a)	(b)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)

Equity compensation plans approved by security holders	-	-	-
Equity compensation plans not approved by security holders	6,597,088	$0.77	3,402,912

Total	6,597,088	$0.77	3,402,912

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

In November 2005 we granted Duncan Capital Group LLC and DCI Master LDC ("Optionees") a five-year option to purchase up to 250,000 shares of common stock in the company at an exercise price of $1.00 per share, in consideration for Optionee's agreeing, in connection with our asset purchase of American Benefit Resources, Inc. ("ABR"), to enter into a put agreement with ABR and IBF Fund Liquidating LLC whereby Optionees may become obligated, between the second and third anniversaries of the closing of the acquisition, to repurchase, for up to $1 million, the shares delivered to IBF Fund Liquidating LLC as a portion of the purchase price of ABR. On December 20, 2006, the Company and the Optionees entered into an agreement (the "Optionee Agreement") pursuant to which the Company agreed to make a payment to the Optionees of $1.49 less the market value per share (as defined in the Optionee Agreement) for each share purchased by the Optionees from Sellers in the event that the Sellers exercise their put with the Optionees. In November 2007, the Company and DC Associates terminated the Optionee Agreement.  As part of the terms of the termination of this agreement, the Company became liable directly to ABR and IBF Fund Liquidating LLC for the put agreement.  The Company has recorded a liability for the fair value of the put with ABR of approximately $517,000 at December 31, 2007. In 2008, IBF Fund Liquidating LLC exercised their put rights in accordance with the above agreement. On November 3, 2008, the Company acquired the 671,141 shares of common stock from IBF Funding Liquidating LLC for $1,000,000 ($1.49 per share).

On January 1, 2006, we entered into an Advisory Agreement with DC Associates LLC (“DCA”) to act as our financial consultant in arranging equity or debt financings in consideration for a monthly fee of $10,000 and a negotiated fee in connection with the closing of any public offering, private offering, merger or acquisition. On January 16, 2007, the Company elected to extend the Advisory Agreement, effective January 1, 2007, for a period of one year. DCA is controlled by Michael Crow, a company shareholder.

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

On November 30, 2007, the Company and DCA and Michael Crow entered into an agreement whereby the Advisory Agreement dated January 1, 2006, as amended, and subsequently the DCA Agreement, pursuant to which DCA agreed to provide the Company with financial consulting services was terminated in consideration of the payment of $80,000 by the Company to DCA.  The Company paid legal fees of approximately $6,000 on behalf of DCA related to the termination of the Advisory Agreement.

The Company rented office space for Steve Ross, CEO, from DCA on a month-to-month basis for the months of April to November 2007. For the year ended December 31, 2007, the Company paid $16,000 under this arrangement.  In December 2007, the Company committed to a 25 month term for the aforementioned office space and prepaid the duration of the commitment ($50,000) to DCA.

Commencing July 1, 2006, we leased four offices in New York, New York from Cohen Tauber Spievack & Wagner LLP at the rate of $8,600 per month. Arthur Emil, a director of the company, is a partner with Cohen Tauber Spievack & Wagner LLP.  We have terminated the lease for this space as of June 30, 2007.   For the year ended December 31, 2007, the Company paid $51,600 under this arrangement.

On October 1, 2008, the Company’s Board of Directors authorized the Company to enter into an Advisory Agreement with MODC Holdings, Inc. (“MODC”) to assist the Board of Directors in evaluating strategic alternatives for the Company. For their services, MODC was paid a retainer of $75,000 and would receive a fee of $150,000 upon a successful close of the transaction. MODC is controlled by Michael Crow, a company shareholder.

Richard Berman, the Chairman of the Board of Directors (“Chairman”), receives $4,500 per month as compensation for serving as Chairman of the Board. On October 16, 2008, the Company’s Board of Directors authorized the Company to pay $54,000 to the Chairman as an advance on his 2009 salary. In the event that the Chairman were to be terminated, resign or retire, or for any reason whatsoever, including a change of control in which the Chairman is terminated, the Chairman will not be required to repay the 2009 advance.

On November 6, 2008, the Company entered into a two year Management Agreement beginning October 1, 2008 with Nicholas J. Lamoriello and Stephen R. Zito (“Managers”) under which the Managers will provide business management services for three wholly-owned subsidiaries of the Company for a 24 month period. In exchange for the business management services, the Company will pay the Managers a management fee of $30,000 per month, plus out of pocket expenses while providing services to the Company. Both Nicholas J. Lamoriello and Stephen R. Zito are shareholders of the Company.

Director Independence
Four of our directors, Messrs Berman, Cooke, Emil, and Ruchefsky, are independent directors, using the Nasdaq definition of independence. These four directors comprise the audit, compensation, governance, and executive committees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have engaged Rothstein, Kass & Company, P.C. as our registered independent public accounting firm for the fiscal year ended December 31, 2008.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2008 and 2007 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-QSB and 10-Q during these fiscal years were $370,000 and $335,000, respectively.

Audit Related Fees. We incurred fees to auditors of $126,385 and $25,000 for audit related fees in connection with the audit of acquisition targets during the fiscal years ended December 31, 2008 and 2007.

Tax Fees. We incurred fees to auditors of $124,000 and $128,500 for tax compliance, tax advice and tax compliance services during the fiscal years ended December 31, 2008 and 2007, respectively.

Other. None.

The Audit Committee has considered whether the provision of non-audit services is compatible with maintaining the principal accountant’s independence.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

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

4.59
Letter Agreement entered into by and between National Investment Managers Inc., Woodside Capital Partners V, LLC, Woodside Capital Partners V QP, LLC, Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Woodside Agency Services LLC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 7, 2008 (File No. 000-51252))

4.60
Letter Agreement entered into by and between National Investment Managers Inc., Woodside Capital Partners V, LLC, Woodside Capital Partners V QP, LLC, Woodside Capital Partners IV, LLC and Woodside Capital Partners IV QP, LLC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 7, 2008 (File No. 000-51252))

4.61
Stock Transfer Agreement dated November 3, 2008 among IBF Fund Liquidating LLC, National Investment Managers Inc., DCI Master LDC and Duncan Capital Group LLC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 7, 2008 (File No. 000-51252))

4.62	Amendment No. 1 and Allonge to Revolving Line of Credit Note by and between Citizens RBS, National Association, and National Investment Managers Inc.

4.63	Amendment No. 3 and Allonge to Term Promissory Note by and between Citizens RBS, National Association, and National Investment Managers Inc.

4.64	Amendment No. 7 to Revolving Line of Credit and Term Loan Agreement by and between Citizens RBS, National Association, and National Investment Managers Inc.

4.65
Amendment No. 7 to Intercreditor and Subordination Agreement by and between RBS Citizens, National Association, Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc.

4.66
Securities Purchase and Loan Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent.

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

10.95
Stock Purchase Agreement by and among National Investment Managers, Peter R. Stephan, individually and as Trustee of The Stephan Family Trust Dated August 2, 1993, James R. Norman, Jr., individually and as Trustee of The Norman Living Trust Dated December 7, 2005, Rise Spiegel, individually and as Trustee of The Rise Norris Spiegel Trust Dated November 16, 2005 and the Pension Group, Inc. (Incorporated by reference to Form 8-K filed and Form 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.96
Promissory Note issued to Peter R. Stephan, James R. Norman, Jr. and Rise Spiegel due January 2010 (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.97
Promissory Note issued to Peter R. Stephan, James R. Norman, Jr. and Rise Spiegel due January 2011 (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.98
Employment Agreement entered by and between The Pension Group, Inc. and Peter R. Stephan (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.99
Employment Agreement entered by and between The Pension Group, Inc. and James R. Norman, Jr. (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.100
Employment Agreement entered by and between The Pension Group, Inc. and Rise Spiegel. (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.101	Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due March 1, 2010.

10.102	Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due March 1, 2010.

10.103	Promissory Note issued by National Investment Managers, Inc. to Michael E. Callahan due December 1, 2009.

10.104	Promissory Note issued by National Investment Managers, Inc. to Richard Kaplan due June 15, 2010.

10.105	Promissory Note issued by National Investment Managers, Inc. to Anthony Delfino due June 15, 2010.

21.1	List of subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Investment Managers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL INVESTMENT MANAGERS, INC.

Dated: March 31, 2009	/s/ Steven Ross
Steven Ross
Chief Executive Officer and Director

Dated: March 31, 2009	/s/ Christopher W. Larkin
Christopher W. Larkin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of National Investment Managers, Inc. and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven J. Ross	Chief Executive Officer and Director	March 31, 2009
Steven J. Ross

/s/ Christopher W. Larkin	Chief Financial Officer
Christopher W. Larkin	(principal financial and accounting officer)	March 31, 2009

/s/ Richard Berman	Chairman of the Board of Directors	March 31, 2009
Richard Berman

/s/ Steven B. Ruchefsky	Director	March 31, 2009
Steven B. Ruchefsky

/s/ Jeff Cooke	Director	March 31, 2009
Jeff Cooke

/s/ Arthur D. Emil	Director	March 31, 2009
Arthur D. Emil

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
National Investment Managers, Inc.

We have audited the accompanying consolidated balance sheets of National Investment Managers, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Investment Managers, Inc. and Subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

 /s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
March 30, 2009

National Investment Managers, Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2008 and 2007

	2008	2007
ASSETS
Current assets:
Cash (includes restricted cash of $411,299 and $342,164, respectively)	$531,446	$3,254,759
Accounts receivable, net	4,886,329	3,383,396
Prepaid expenses and other current assets	1,262,981	797,605

Total current assets	6,680,756	7,435,760

Property and equipment, net	1,036,497	1,078,523

Other assets:
Goodwill	28,474,114	20,705,032
Customer lists/relationships, net	27,118,405	23,515,497
Other intangibles, net	7,732,504	5,796,615
Deferred financing costs	979,455	1,424,413

Total other assets	64,304,478	51,441,557

Total assets	$72,021,731	$59,955,840

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving Line of Credit	$327,992	$1,000,000
Long-term debt, current portion	5,560,800	809,813
Accounts payable	918,748	632,109
Unearned revenue	5,464,992	5,012,156
Accrued expenses and other current liabilities	5,603,997	3,976,498

Total current liabilities	17,876,529	11,430,576

Long-term liabilities:
Long-term debt, less current portion	23,710,830	18,916,147
Preferred dividends payable	5,872,320	3,892,419
Derivative financial instruments	2,510,864	5,375,897
Deferred tax liability	7,708,914	6,293,805

Total long-term liabilities	39,802,928	34,478,268

Total liabilities	57,679,457	45,908,844

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; 4,000,000 designated as Series A shares - 2,420,000 shares issued and outstanding as of December 31, 2008 and December 31, 2007 (liquidation preference $2,420,000 as of December 31, 2008 and December 31, 2007); 4,000,000 designated as Series B shares - 3,615,000 and 3,715,000 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively (liquidation preference $7,230,000 and $7,430,000 as of December 31, 2008 and December 31, 2007, respectively); 1,000,000 designated as Series C shares - 770,834 shares issued and outstanding as of December 31, 2008 and December 31, 2007(liquidation preference $9,250,008 as of December 31, 2008 and December 31, 2007);  500,000 designated as Series D shares - 409,500 shares issued and outstanding as of December 31, 2008 and December 31, 2007 (liquidation preference $8,190,000 as of December 31, 2008 and December 31, 2007); and 60,000 designated as Series E shares - 29,350 shares issued and outstanding as of December 31, 2008 and December 31, 2007 (liquidation preference $5,870,000 as of December 31, 2008 and December 31, 2007)
	7,245	7,345
Common stock, $.001 par value, 100,000,000 shares authorized, 39,556,669 and 35,539,620 shares issued and outstanding as of December 31, 2008 and December 31, 2007, respectively.	39,557	35,540
Additional paid-in capital	35,406,027	33,004,741
Accumulated deficit	(21,110,555)	(19,000,630)

Total stockholders' equity	14,342,274	14,046,996

Total liabilities and stockholders' equity	$72,021,731	$59,955,840

See accompanying notes to consolidated financial statements.

National Investment Managers, Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2008 and 2007

	2008	2007

Revenues	$41,680,122	$35,421,727

Operating expenses:
Selling, general and administrative expenses	33,703,479	29,406,931
Depreciation and amortization	6,911,995	5,941,667
Stock-based compensation	1,002,599	359,851

Total operating expenses	41,618,073	35,708,449

Net operating income (loss)	62,049	(286,722)

Other income (expenses):
Loss on extinguishment of debt	-	(2,611,743)
Change in fair value of derivative financial instruments	1,865,033	(1,120,122)
Interest expense	(4,018,743)	(5,347,365)
Interest, dividend and rental income	48,301	92,890

Total other expense, net	(2,105,409)	(8,986,340)

Net income (loss) before income tax benefit (expense)	(2,043,360)	(9,273,062)

Income tax benefit (expense)	1,913,335	2,248,679

Net income (loss) before preferred stock dividends	(130,025)	(7,024,383)

Less: preferred stock dividends	(1,979,900)	(2,060,944)

Net income (loss) available to common stockholders	$(2,109,925)	$(9,085,327)

Net income (loss) per common share - basic and diluted	$(0.06)	$(0.32)

Weighted average common shares outstanding - basic and diluted	37,269,000	28,033,000

See accompanying notes to consolidated financial statements.

National Investment Managers, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2008 and 2007

							Additional		Total
	Treasury Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, January 1, 2007	-	$-	8,144,584	$8,145	25,277,045	$25,277	$26,416,408	$(9,915,303)	$16,534,527

Shares issued to J. Davis pursuant to employment contract					100,000	100	41,900		42,000

Conversion of 500,000 Preferred A Shares to 500,000 shares of common stock by CAMOFI			(500,000)	(500)	500,000	500			-

Private placement - Series E preferred			12,600	13			1,259,987		1,260,000

Private placement costs - Series E preferred							(67,781)		(67,781)

Issuance of shares in connection with the purchase of Pentec and Pentec Capital Management					403,225	403	249,597		250,000

Issuance of shares in connection with the purchase of The Pension Alliance					1,088,710	1,089	673,911		675,000

Shares issued to L. Neuhaus pursuant to separation agreement					100,000	100	79,900		80,000

Cashless conversion of 317,200 Stock Options by L. Neuhaus					251,933	252	(252)		-

Conversion of 200,000 Preferred A Shares to 200,000 shares of common stock			(200,000)	(200)	200,000	200			-

Conversion of 268,707 Stock Options by Laurus and Valens					268,707	269	2,418		2,687

Reclass of derivative from conversion feature of stock options to permanent equity							218,039		218,039

6,000,000 common shares Issued to Valens US SPV I LLC and Valens Offshore SPV I LTD					6,000,000	6,000	3,894,000		3,900,000

Pinnacle Fund conversion of 112,500 shares of Preferred Series C for 1,350,000 shares of common stock			(112,500)	(113)	1,350,000	1,350	(1,237)

Stock based compensation							237,851		237,851

Preferred dividends								(2,060,944)	(2,060,944)

Loss available to common shareholders								(7,024,383)	(7,024,383)

Balances, December 31, 2007	-	$-	7,344,684	$7,345	35,539,620	$35,540	$33,004,741	$(19,000,630)	$14,046,996

Shares issued to S. Ross pursuant to employment contract					700,000	700	461,300		462,000

Conversion of 100,000 Preferred B Shares to 200,000 shares of common stock			(100,000)	(100)	200,000	200	(100)		-

Shares issued to J. Davis pursuant to employment contract					350,000	350	230,650		231,000

Issuance of shares in connection with the purchase of Alaska Pension Services					369,128	369	219,631		220,000

Shares issued to J. Davis pursuant to employment contract					50,000	50	27,450		27,500

Issuance of shares in connection with the purchase of REPTECH					1,430,208	1,430	713,674		715,104

Conversion of derivative liability to permanent equity pursuant to repurchase of shares from IBF Fund Liquidating LLC							1,000,000		1,000,000

Purchase of treasury shares pursuant to repurchase of shares from IBF Fund Liquidating LLC	(671,141)	(1,000,000)							(1,000,000)

Treasury shares retired pursuant to the repurchase of shares from IBF Fund Liquidating LLC	671,141	1,000,000			(671,141)	(671)	(999,329)		-

Issuance of shares in connection with the purchase of The Pension Group					1,488,854	1,489	466,011		467,500

Shares issued to S. Ross pursuant to employment contract					100,000	100	29,900		30,000

Stock based compensation							252,099		252,099

Preferred dividends								(1,979,900)	(1,979,900)

Loss available to common shareholders								(130,025)	(130,025)

Balances, December 31, 2008	-	$-	7,244,684	$7,245	39,556,669	$39,557	$35,406,027	$(21,110,555)	$14,342,274

See accompanying notes to consolidated financial statements.

National Investment Managers, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2008 and 2007

	2008	2007
Cash flows from operating activities:
Net income (loss) before preferred stock dividends	$(130,025)	$(7,024,383)
Adjustments to reconcile net income (loss) before preferred stock dividends to net cash provided by (used in) operating activities:
Depreciation and amortization	6,911,995	5,941,667
Recovery of bad debt	(33,672)	(69,827)
Noncash interest	1,634,682	2,595,788
Stock-based compensation	1,002,599	359,851
Loss on extinguishment of debt	-	2,611,743
Deferred income tax benefit	(2,061,051)	(2,323,004)
Change in fair value of derivative financial instruments	(1,865,033)	1,120,122
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable, net	(878,837)	(709,742)
Prepaid expenses and other current assets	(345,523)	(150,987)
Accounts payable	87,401	(179,614)
Unearned revenues	(113)	55,472
Accrued expenses and other current liabilities	(146,933)	391,935
Net cash provided by (used in) operating activities	4,175,490	2,619,021

Cash flows from investing activities:
Purchases of property and equipment	(323,457)	(362,020)
Acquisition of Alaska Pension Services	(895,561)	-
Acquisition of Lamco Acquired Companies	-	(5,230)
Acquisition of National Actuarial Pension Services, Inc.	(184,054)	-
Acquisition of ABR	-	(461,110)
Acquisition of Alan N. Kanter & Associates	(1,886,913)	-
Acquisition of Benefit Dynamics	(8,770)	(340,000)
Acquisition of Pentec and Pentec Capital Management	(40,246)	(1,691,376)
Acquisition of The Pension Alliance	(1,396,299)	(3,380,000)
Acquisition of California Investment and Annuity Sales, Inc.	(1,535,929)	-
Acquisition of the assets of REBS	(178,257)	-
Acquisition of REPTECH	(1,846,138)	-
Acquisition of The Pension Group, Inc.	(2,281,427)	-
Net cash provided by (used in) investing activities	(10,577,051)	(6,239,736)

Cash flows from financing activities:
Proceeds from short-term debt	-	1,000,000
Proceeds from long-term debt	7,060,895	20,000,000
Payments on long-term debt and notes	(1,650,194)	(23,045,386)
Payments on short-term debt and notes	(672,008)	-
Proceeds from sale of common and preferred stock, net	-	4,194,908
Payments to repurchase common stock	(1,000,000)	-
Payment of deferred financing costs	(60,445)	(1,465,349)
Net cash provided by (used in) financing activities	3,678,248	684,173

Net increase (decrease) in cash	(2,723,313)	(2,936,542)

Cash, beginning of year	3,254,759	6,191,301

Cash, end of year	$531,446	$3,254,759
	continued

National Investment Managers, Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2008 and 2007
(continued)

	2008	2007
Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$2,314,261	$ 1,810,984

Cash paid during the period for income taxes	$101,463	$ 72,648

Supplemental schedules of noncash investing and financing activities:
Accrued preferred dividends	$1,979,900	$ 2,060,944

Derivative financial instruments associated with debt financing	$-	$ 654,575

Warrants and embedded conversion feature associated with debt financing	$-	$ 2,522,661

Capitalization of accrued interest on secured term notes	$372,150	$ 1,430,780

Capitalization of accrued interest on the convertible notes payable	$-	$ 40,950

Conversion of derivative liability to permanent equity	$1,000,000	$ -

See Note 12 for noncash disclosures  related to 2008 and 2007 acquisitions.

See accompanying notes to consolidated financial statements.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 1—Nature of Operations, Background, Basis of Presentation and Reverse Acquisition Transaction

National Investment Managers, Inc. ("NIVM" or the "Company") is in the principal business of acquiring and managing operating entities that offer pension plan administration, financial and investment advisory services and insurance products to small and medium sized businesses and high-net worth individuals in the United States.

As of December 31, 2008, the Company owned 23 operating units in fourteen states. The wholly-owned subsidiaries are based in Lake Mary, FL; North Attleboro, MA; Haddonfield, NJ; Yorktown Heights, NY; New York, NY; Beaverton, OR; Horsham, PA; Wayne, PA; Warwick, RI; Houston, TX; Marina Del Rey, CA; Seattle, WA; Harrisburg, PA; Southington, CT; Pikesville, MD; Anchorage, AK; Greenwood Village, CO and Laguna Hills, CA. In June 2007, the Company completed a move of its corporate headquarters from New York City to Dublin, Ohio.

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

On October 3, 2006, NIVM acquired 100% of the outstanding securities of Lamoriello & Co., Inc. ("LCI"), Circle Pension, Inc. ("CPI"), and Southeastern Pension Services, Inc. ("SPSI") (collectively “The Lamco Acquired Companies”).

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

On February 28, 2007, NIVM acquired 100% of the issued and outstanding securities of The Pension Alliance (“TPA”).

On April 3, 2008, NIVM acquired 100% of the issued and outstanding securities of California Investment and Annuity Sales, Inc. (“CIAS”).

On June 30, 2008, NIVM acquired 100% of the outstanding securities of Alaska Pension Services, Ltd. (“Alaska Pension”).

On July 16, 2008, NIVM acquired 100% of the outstanding securities of Alan N. Kanter & Associates, Inc. (“Kanter & Associates”).

On August 5, 2008, NIVM purchased the assets of Retirement & Employee Benefit Services, Inc. (“REBS”).

On October 2, 2008, NIVM acquired 100% of the outstanding securities of Pension Technical Services, Inc. d/b/a REPTECH Corp. (“REPTECH”).

On November 26, 2008, NIVM acquired 100% of the outstanding securities of The Pension Group, Inc. (“TPG”).

The accompanying 2008 consolidated financial statements include (i) the accounts of CIAS from April 3, 2008 through December 31, 2008, (ii) the accounts of Alaska Pension from June 30, 2008 through December 31, 2008, (iii) the accounts of Kanter & Associates from July 16, 2008 through December 31, 2008, (iv) the accounts of REPTECH from October 2, 2008 through December 31, 2008 and (v) the accounts of TPG from November 26, 2008 through December 31, 2008. The assets of REBS are being administered by Pentec.

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

Revenue Recognition
The Company generates revenue primarily from the following sources:

•
Third party administration – The Company earns fees for the development and implementation of corporate and executive benefit programs, as well as fees for the duration that these programs are administered.

•
Financial planning and investment advisory fees and securities commissions – The Company receives commissions related to the sale of securities and certain investment-related insurance products as well as fees for offering financial advice through financial intermediaries and related services. These fees are based on a percentage of assets under management and are generally paid quarterly. The Company also charges fees for evaluations of the performance of portfolios.

•
Insurance commissions - Insurance and annuity commissions paid by insurance companies are paid to the Company for policies sold based on a percentage of the premium that the insurance company charges to the policyholder. First-year commissions are calculated as a percentage of the first twelve months premium on the policy and earned in the year that the policy is originated. In many cases, the Company receives renewal commissions for periods following the first year, if the policy remains in force.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee to the client is fixed or determinable, and collectability is reasonably assured. These criteria are in accordance with GAAP and SEC Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as amended by SAB No. 104, “Revenue Recognition”.

The Company recognizes revenue from the above sources as follows:

Third party administration:

•	Persuasive evidence of an arrangement between the Company and a client exists;
•	Delivery of a completed product to the client has occurred or the service has been provided to the customer;
•	The price to the client is fixed and determinable;
•	Collectability of the sales price is reasonably assured.

 Financial planning and investment advisory fees and securities commissions:

•	As services are rendered;
•	Contingent commissions are recorded as revenue when earned and determinable and collection is reasonably assured

Insurance commissions:

•	The policy application is substantially complete;
•	The premium is paid;
•	The insured party is contractually committed to the purchase of the insurance policy.

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

Unexercised stock options and warrants to purchase common stock and notes and preferred stock convertible into common stock as of December 31, 2008 and 2007 are as follows (in shares):

	December 31, 2008	December 31, 2007

Options and warrants	27,160,519	26,717,019
Preferred stock	32,960,008	33,160,008
Convertible notes	544,355	1,088,710
	60,664,882	60,965,737

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share since their inclusion would be anti-dilutive.

Reclassifications
Certain amounts in the 2007 consolidated financial statements and disclosures have been reclassified to conform to the current year presentation.

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

Cash, Cash Equivalents and Restricted Cash
For purposes of the consolidated statements of cash flows, cash equivalents consist of highly-liquid investments purchased with a remaining maturity of three months or less. Cash that is restricted as to its usage consists of cash on deposit from client flexible spending plans. Restricted cash at December 31, 2008 and 2007 is $411,299 and $342,164, respectively. The Company maintains cash balances at financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation.  Management regularly monitors the financial condition of these institutions to minimize any potential risk of loss associated with these accounts.

Share Based Payments
The Company complies with the fair value recognition provisions of SFAS No. 123(R), "Share Based Payment" and the SEC's SAB No. 107, "Valuation of Share-Based Payment Arrangements for Public Companies." SFAS No. 123(R) requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 25.0% to 60.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a range of risk-free interest rates of 1.55% to 4.19% which coincides with the expected life of the options and warrants at the time of issuance.

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

In some acquisitions, the sum of the amounts assigned to assets acquired and liabilities assumed (e.g. fair values) exceed the cost of the acquired entity. Contingent consideration in these circumstances may be recorded as an adjustment to goodwill pursuant to SFAS No. 141, "Business Combinations."

Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Betterments and improvements are capitalized while repairs and maintenance are expensed as incurred.

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

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

No impairment losses have been recognized to date on goodwill. In December 2008, the remaining $166,667 in unamortized customer list intangible asset for Haddon was written off due to a previously unanticipated loss in customer base.

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

Effective January 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board ("FASB") Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109" ("FIN 48"). There were no unrecognized tax benefits as of January 1, 2007 and as of December 31, 2008. FIN 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax expense or benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2008 and 2007. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of FIN 48 did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Fair Value of Financial Instruments
The fair value of the Company's assets and liabilities, which qualify as financial instruments under SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," approximate the carrying amounts presented in the accompanying consolidated balance sheets.

Derivative Financial Instruments
The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock". These non-hedging contracts accounted for in accordance with EITF No. 00-19 include freestanding warrants and options to purchase the Company's common stock as well as embedded conversion features that have been bifurcated from the host financing contract in accordance with the requirements of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, EITF No. 00-19 could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company's consolidated statements of operations.

Arrangements with Off-Balance Sheet Risk - Guarantees
Financial Accounting Standards Board ("FASB") Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of the Indebtedness of Others", clarified the requirements of SFAS No. 5, Accounting for Contingencies, relating to a guarantor's accounting for and disclosures of certain guarantees issued. FIN 45 requires enhanced disclosures for certain guarantees. The Company has not entered into any guarantees in 2008.

Adoption of New Accounting Pronouncements
In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 157, “Fair Value Measurements” which defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles (“GAAP”), and expands disclosures about fair value measurements. SFAS No. 157 simplifies and codifies related guidance within GAAP, but does not require any new fair value measurements. The guidance in SFAS No. 157 applies to derivatives and other financial instruments measured at estimated fair value under SFAS No. 133 and related pronouncements. SFAS No. 157 was effective for the Company beginning January 1, 2008.

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

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

On October 10, 2008, the FASB issued FASB Staff Position (“FSP”) FAS No. 157-3, “Fair Value Measurements” (“FSP FAS 157-3”), which clarifies the application of SFAS No. 157 in an inactive market and provides an example to demonstrate how the fair value of a financial asset is determined when the market for that financial asset is inactive. FSP FAS 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued. The adoption of this standard as of December 31, 2008 did not have a material impact on the Company’s financial position, results of operations and cash flows.

New Accounting Pronouncements
In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. SFAS No. 160 is effective for the Company beginning January 1, 2009. Management is currently evaluating the potential impact of applying the provisions of SFAS No. 160 on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)") which requires the acquiring entity in a business combination to recognize most identifiable assets acquired, liabilities assumed, non-controlling interests and goodwill acquired in a business combination at full fair value; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for the Company beginning January 1, 2009. Management is currently evaluating the impact of applying the provisions of SFAS 141(R) on the Company’s consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. Management is currently evaluating the impact of applying the provisions of SFAS 161 on the Company’s consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the Securities and Exchange Commission’s pending approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies that convertible instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and is to be applied retrospectively for all periods that are presented in the annual financial statements for the period of adoption. FSP APB 14-1 is not expected to have a material impact on the Company’s consolidated financial statements.

Liquidity
At December 31, 2008 and 2007, the Company's working capital deficit was approximately $11.2 million and $4.0 million, respectively and its accumulated deficit was approximately $21.1 million and $19.0 million, respectively. Further, for the years ended December 31, 2008 and 2007, the Company generated losses before preferred stock dividends of approximately $0.1 million and $7.0 million, respectively.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

The Company’s source of net operating cash is principally generated from operations, which includes the collection of fees and commissions for professional services rendered to clients. For the years ended December 31, 2008 and 2007, the Company generated $4.2 million and $2.6 million in cash from operating activities, respectively. In 2009, management expects increased cash generated from operating activities as a result of annualized results from the Company’s 2008 acquisitions. In addition, through its senior lending arrangements, the Company has access to a Revolving Line of Credit of up to $2.0 million to supplement its cash generated from operations.  At December 31, 2008, the Company had $0.3 million of principal outstanding and $1.7 million available under this arrangement.  At December 31, 2007, the Company had $1.0 million of principal outstanding and available under this arrangement.

Management establishes an annual plan for operations and then utilizes the operating plan, current financial results, equity and credit market conditions, and other factors to forecast its quarterly and annual financial results and related cash flows from operations. Based upon management's cash forecast for revenues, operating expenses and debt services, the Company believes its cash resources will be adequate to fund operations in 2009.

As a result of the dramatic decrease in the availability of credit in the marketplace and the uncertainty of the current equity markets, the Company expects limited acquisition activity in 2009. Management’s focus in 2009 as a result, will be on enhancing operating efficiencies and increasing the effectiveness of the existing operating subsidiaries through the implementation of technology and operational upgrades.

The Company’s existing commitments for term notes from senior and subordinated lenders are currently exhausted. The Company has a past practice of private placements as a source of capital and additional liquidity, if necessary. The Company is also in discussions with various private equity investors, its existing and other lenders, and its existing equity investors regarding the Company’s capital levels and its capital structures. Any future source of capital most likely will come from private equity investors or another series of preferred stock offerings.

Note 3—Property and Equipment

The following is a summary of property and equipment:

	December 31, 2008	December 31, 2007
Property and Equipment
(includes $1,248,467 and $1,145,211 of property and equipment from acquisitions, respectively)	$2,165,837	$1,738,620
Less: accumulated depreciation	(1,129,340)	(660,097)
	$1,036,497	$1,078,523

Depreciation expense was approximately $500,000 and $387,000 for the years ended December 31, 2008 and 2007, respectively.

Note 4—Commitments and Contingencies

Contingent Consideration Arrangements
As discussed in Note 2, certain contingent consideration is recorded when the outcome of the contingency is determinable beyond a reasonable doubt. Contingent consideration paid to the former owners of the firms is considered to be additional purchase consideration.

Leases
The Company rents office space under operating leases with various expiration dates. The Company and its subsidiaries have entered into several operating lease agreements, some of which contain provisions for future rent increases during the term of the lease. Rent is charged to operations by amortizing the minimum rent payable over the term of the lease, using the straight line method. Future minimum lease payments under these operating leases (which are subject to escalation clauses) as of December 31, 2008 are approximately as follows:

2009	$2,260,000
2010	1,983,000
2011	1,406,000
2012	655,000
2013	131,000
Thereafter	109,000
Total Minimum Lease Payments	$6,544,000

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Rent expense was approximately $2,237,000 and $2,000,000 for the years ended December 31, 2008 and 2007, respectively.

In addition to the above commitments, the Company rented office space for Steve Ross, Chief Executive Officer (“CEO”), from DC Associates LLC (a related party) on a month-to-month basis for the months of April to November 2007. For the year ended December 31, 2007, the Company paid $16,000 under this arrangement.  In December 2007, the Company committed to a 25 month term for the aforementioned office space and prepaid the duration of the commitment ($50,000) to DC Associates LLC.

During the first six months of 2007, the Company also rented office space on a month-to-month basis from Cohen, Tauber, Spievack & Wagner LLP (a related party).  Arthur Emil, a director of the Company, is a partner in the law firm of Cohen, Tauber, Spievack & Wagner LLP.  For the year ended December 31, 2007, the Company paid $51,600 under this arrangement.  Finally, the company rented office space on a month-to-month basis from an unrelated third party from March 2007 through November 2007.  For the year ended December 31, 2007, the Company paid $70,315 under this arrangement.

Employment Agreements
On November 30, 2007, the Company entered into a new employment agreement with the Company's CEO. The agreement provides for a term through December 31, 2009. The CEO is entitled to the following compensation pursuant to the employment agreement:

•	annual compensation in the amount of $475,000;
•	a bonus of 50% of the base salary if certain targets set by the Board of Directors are satisfied (the bonus shall be 65% during year two of the agreement);
•	700,000 shares of common stock issued on January 2, 2008, 100,000 shares of common stock to be issued December 31, 2008 and 100,000 shares of common stock to be issued on December 31, 2009;
•	an option to receive 800,000 shares of common stock at an exercise price of $0.57 per share vesting half on December 31, 2008 and half on December 31, 2009; and
•	a housing and office allowance of $5,000 per month

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

•
500,000 shares of restricted stock of the Company of which 100,000 have been previously granted, 200,000 shares were issuable on March 28, 2007 and 200,000 shares are issuable upon the Company achieving the EBITDA SBC Benchmark. Subsequently, 350,000 and 50,000 shares were issued on April 1, 2008 and July 16, 2008, respectively; and

•	participation in standard benefit plans.

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

Note 5—Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at cost less an allowance for doubtful accounts.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

The Company maintains allowances for doubtful accounts for estimated losses from clients' inability to make payments as invoiced. Each account that is more than 60 days delinquent and other accounts when information known to us indicates amounts may be uncollectible are assessed for ultimate collectability and the need for allowance. In order to estimate the appropriate level of the allowance, management considers such factors as historical bad debts, current client creditworthiness, changes in client payment patterns and any correspondence with the client. If the financial condition of the Company’s clients were to deteriorate and impair their ability to make payments, additional allowances might be required in future periods. The allowance for doubtful accounts as of December 31, 2008 and 2007 was approximately $122,000 and $156,000, respectively.

Note 6 —Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2008	December 31, 2007
Payroll and payroll related	$1,034,472	$1,281,894
Vacation	307,576	268,557
Investor fees (series A and C convertible preferred stock)	1,873,033	1,873,033
Due to former owners of certain subsidiaries	1,879,264	140,277
Other	509,652	412,737
	$5,603,997	$3,976,498

Note 7—Debt

Summary and Future Maturities

Long-term debt activity for the years ended December 31, 2008 and 2007 consisted of the following:

	Balances at	Balances at
	December 31, 2008	December 31, 2007
Senior Term Note	$14,750,000	$8,000,000
Subordinated Sr Note	12,404,150	12,032,000
Seller notes	4,447,656	2,725,000
Capitalized leases	93,393	95,191
	31,695,199	22,852,191
Less: unamortized debt discount	(2,423,569)	(3,126,231)
	29,271,630	19,725,960
Less: current portion	(5,560,800)	(809,813)
	$23,710,830	$18,916,147

Principal payments due on long-term debt for the years ending December 31 are as follows:

2009	$5,560,800
2010	13,459,802
2011	12,656,819
2012	13,595
2013	4,183
$31,695,199

Seller Financing
In connection with the Company’s acquisition strategy, part of the purchase price is paid through seller financed instruments. In addition, certain sellers advance funds on a short-term basis for minimum working capital purposes. As of December 31, 2008, total funds due to former owners were $4,447,656. Of this amount, $2,529,661 is due in 2009; $1,684,245 is due in 2010 and $233,750 in 2011. Seller financed instruments bear interest at 6% to 8% per annum. All seller financed instruments are uncollateralized. Currently, $337,500 of the notes may be convertible into common stock in lieu of cash.  The number of shares of common stock issuable upon a conversion equals the quotient obtained by dividing the outstanding amount of the notes to be converted by the conversion price of $0.62.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Derivative Liabilities
During 2005 and 2006, the Company had entered into a series of financing agreements with Laurus Master Fund, Ltd. (“Laurus”).

In March 2005, the Company entered into a Securities Purchase Agreement with Laurus, under which it issued and delivered to Laurus (i) a secured convertible term note in the principal amount of $3,000,000 (the "March 2005 Convertible Note"), (ii) a Common Stock Purchase Warrant (the "2005 Warrant"), entitling Laurus to purchase up to 1,084,338 shares of NIVM Common Stock at a per share exercise price of $1.00, which was subsequently reduced to $.50 in connection with the May 30, 2006 financing (see below), and (iii) an option (the "2005 Option") entitling Laurus to purchase up to 643,700 shares of Common Stock at a per share purchase price of $0.01.

On November 30, 2005, the Company entered into a Securities Purchase Agreement for the sale of (i) $9,200,000 in a secured term note (the "November 2005 Secured Note") and (ii) 1,108,434 shares of the Company's common stock (the "November 2005 Shares").

On May 30, 2006, the Company entered into a Securities Purchase Agreement for the sale of (i) $7,000,000 in a secured term note (the "May 2006 Secured Note") and (ii) a common stock purchase warrant to purchase 700,000 shares of common stock of the Company, at a purchase price of $0.01 per share, exercisable until May 30, 2011 (the "May 2006 Warrant").   On June 12, 2006, the Company and Laurus entered into an agreement pursuant to which the May 2006 Warrant was rescinded and a new common stock purchase warrant (the "New Warrant") was issued to Laurus. The New Warrant, dated May 30, 2006, entitles Laurus to purchase up to 700,000 shares of common stock of the Company, at an exercise price of $0.1667 per share, exercisable until May 30, 2011.

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

Pursuant to Paragraph 17 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the 2005 Warrant, 2005 Option and the New Warrant meet the requirements of and are accounted for as a liability since the 2005 Warrant, the 2005 Option and the New Warrant contain registration rights and the agreement is silent on how the contract would be settled and thus assumes net-cash settlement in the event that the Company is unable to deliver registered shares. The initial value of the 2005 Warrant and the 2005 Option (collectively, "2005 Derivative Financial Instruments") and the New Warrant was treated as a discount to the corresponding note and recorded as a liability. The Company calculated the initial value of the 2005 Derivative Financial Instruments on the closing date of the transaction as being $1,172,688 and the value of the New Warrant as being $405,471.  The value of the 2005 Derivative Financial Instruments and the New Warrant was determined using a Black-Scholes option pricing model with the following assumptions: expected term - 3-8 years, volatility - 25%, risk free rate - 4%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. At December 31, 2008 and 2007, the 2005 Derivative Financial Instruments have a value of $197,961 and $730,858, respectively, and the New Warrants have a value of $116,729 and $407,505, respectively.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

On November 1, 2005, the Company entered into an Asset Purchase Agreement (the "Agreement") with American Benefit Resources, Inc., a Connecticut corporation ("ABR") pursuant to which the Company acquired all of the assets of ABR. In consideration for the assets, the Company paid ABR $8,000,000 in cash, issued to IBF Fund Liquidating, LLC (“IBF”), ABR's parent company, 671,141 shares of common stock (the "ABR Shares") and assumed various liabilities. Duncan Capital Group LLC and DCI Master LDC (“Optionees”) entered into a put agreement with IBF whereby Optionees may become obligated, between the second and third anniversaries of the closing of the acquisition, to purchase, for up to $1 million, the ABR Shares. On December 20, 2006, the Company and the Optionees entered into an agreement (the “Optionee Agreement”) pursuant to which the Company agreed to make a payment to the Optionees of $1.49 less the market value per share for each share purchased by the Optionees from IBF in the event that IBF exercise their put with the Optionees. On November 30, 2007, the Company and the Optionees entered into an amendment to the Optionee Agreement whereby the Optionees’ provided the Company with the rights to acquire the shares from IBF in the event that the shares are put to the Optionees. As of December 31, 2007, the Company recorded a derivative liability of $516,779 associated with the put agreement. On November 3, 2008, the Company acquired the 671,141 shares of common stock from IBF Funding Liquidating LLC for $1,000,000 ($1.49 per share).

Revolving Line of Credit and Senior Term Note
On November 30, 2007, the Company entered into (i) a Revolving Line of Credit and Term Loan Agreement (the "Senior Loan Agreement") with RBS Citizens Bank and (ii) a Securities Purchase and Loan Agreement (the "Subordinated Senior Agreement") with Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Lehman Brothers Commercial Bank (the “Subordinated Senior Lenders”). A principal amount of the proceeds generated from the two financings were used to retire the debt held by Laurus and its affiliates.  Pursuant to the Senior Loan Agreement, the Company entered into a Revolving Line of Credit Note in the initial amount of $1,000,000 (the "Revolver") and a Term Loan Promissory Note in the initial amount of $8,000,000 (the "Term Loan"). If certain conditions are satisfied, the Company may utilize additional financing under the Revolver up to $1,000,000 (the "Additional Revolver") and additional term loans up to $7,000,000 (the "Additional Term Loan"). On July 15, 2008, the Company borrowed an additional $2,358,375 on the Senior Term Note. As part of the transaction, the Company paid $22,992 in deferred financing costs which will be amortized over the remaining life of the loan. On October 2, 2008, the Company borrowed an additional $1,937,760 on the Senior Term Note. On November 25, 2008, the Term Loan Promissory Note, originally dated November 30, 2007, was increased to the maximum principal amount available of $15,000,000. On November 26, 2008, the Company borrowed an additional $2,703,865 on the Senior Term Note. The Term Loan and the Revolver bear interest at the Company's option at the Senior Lender's variable prime rate of interest or the applicable LIBOR rate of interest. The Term Loan and the Revolver mature on July 31, 2010. From closing through November 30, 2008, if interest is accruing at the prime rate, the Company is required to pay interest accruing on the Term Loan and the Revolver on the first date of each month and if interest is accruing at the LIBOR option, the Company is required to pay interest accruing on the Term Loan and the Revolver on the last day of the applicable LIBOR interest period. Subsequent to November 30, 2008, the Company is required to pay the applicable amount of interest owed on the Term Loan and the Revolver as well as a portion of the principal of the Term Loan based upon a five year straight line amortization schedule of $250,000 in principal on a monthly basis. Commencing January 1, 2008, the Company will be obligated to pay an unused commitment fee on the first business day of each quarter for any amounts not used by the Company under the Additional Term Loan. The unused commitment fee to be paid is equal to one-quarter multiplied by the applicable basis point level, which is contingent upon the Company's ratio of total debt funded to EBITDA. The Senior Lender has a secured lien on all assets of the Company and its subsidiaries. The Company may prepay the Term Loan and the Revolver at anytime.  As of December 31, 2008, the outstanding principal balance on the Revolver and Senior Term Note was approximately $0.3 million and $14.8 million, respectively and the interest rate was 4.18% and 4.68%, respectively. As of December 31, 2007, the outstanding principal balance on the Revolver and Senior Term Note was approximately $1.0 million and $8.0 million, respectively and the interest rate was 7.98% and 8.48%, respectively.

Subordinated Senior Term Note
The Subordinated Senior Note bears interest at 15% of which 12% is due and payable on a monthly basis and 2.625% (the "Compounded Rate") is compounded monthly and added to the principal amount of the Subordinated Senior Note. The Senior Subordinated Note matures on the earlier of January 31, 2011, the occurrence of a capital transaction, or an event of default. A capital transaction includes the sale, disposition, dissolution or liquidation of the Company's assets or subsidiaries, the acquisition by any person of 30% or more of the Company's common stock or a public offering in the minimum amount of $20,000,000 (a "Capital Transaction"). The Subordinated Senior Lenders have a secured lien on all assets of the Company and its subsidiaries and would be entitled to foreclose on the Company's assets in the event of default, subject to the rights of the Senior Lender. The Company may prepay the Subordinated Senior Notes at any time after May 30, 2009.   As of  December 31, 2008 and 2007, approximately $12.4 million and $12.0 million, respectively was outstanding under the Subordinated Senior Agreement.

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

At any time following January 31, 2011, the date of consummation of a Capital Transaction, or an event of default, the Subordinated Senior Lenders may elect to require the Company to pay an additional fee (the "Fee Agreement") as well as the Conditional Interest Payment ("CIP Payment"). The Fee Agreement is based upon the Subordinated Senior Lenders ownership in the Company and the per share price of the Company's common stock. The CIP Payment is equal to 5% of the Company's equity value which is payable on the 90th day following receipt of such notice from the Subordinated Senior Lenders and an additional payment equal to 1.5% of the Company's equity value is payable on the end of each calendar quarter thereafter. The aggregate CIP Payment may not exceed 15% of the Company's equity value. At any time after the Subordinated Senior Lenders deliver notice with respect to the CIP Payment, the Company may elect to purchase the shares of common stock underlying the Subordinated Senior Warrants at the Repurchase Price.

The Subordinated Senior Lenders have both demand and piggyback registration rights with respect to shares issuable upon conversion of the Subordinated Senior Warrants or any other shares held at the time of the request.  The Company must use its best efforts in good faith to effect the registration of these shares.

On November 3, 2008, Woodside Capital Partners V, LLC and Woodside Capital Partners V QP, LLC (“Woodside Purchasers”) acquired all of the Subordinated Senior Notes and Subordinated Senior Warrants held by Lehman Brothers Commercial Bank (“Lehman”). Concurrent with the sale of the Subordinated Senior Notes and Subordinated Senior Warrants by Lehman, the Company and the Woodside Purchasers entered into a side letter agreement whereby the Woodside Purchasers agreed that in the event that a capital transaction is consummated on or prior to May 4, 2009, the Woodside Purchasers shall surrender each of the assigned Subordinated Senior Warrants held by it to the Company for cancellation and forfeit its right to receive its portion of the conditional interest payment and fee arrangement assigned to it by Lehman. In consideration of the support of Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC and Woodside Capital Partners V QP, LLC (collectively, the “Woodside Holders”) in connection with the Company’s capital requirements and assistance with the Company’s evaluation and implementation of its strategic objectives, the Company agreed that, in the event that a capital transaction is consummated on or prior to May 4, 2009, the Company will pay to the Woodside Holders a consulting fee in an amount equal to $1,000,000 .

Pursuant to Paragraph 12 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Subordinated Senior Warrants and the Fee Agreement, meet the requirements of and are accounted for as a liability since they could require net-cash settlement by the Company.  This option to net-cash settle is out of the Company’s control.  The initial value of the Subordinated Senior Warrants and the Fee Agreement was treated as a discount to the corresponding note and recorded as a liability. The Company calculated the initial value of the Subordinated Senior Warrants to be $2,522,661 and the value of the Fee Agreement to be $654,575. The value of the Subordinated Senior Warrants and the Fee Agreement was determined using the formula outlined in section 11 of the Securities Purchase and Loan Agreement and section 1.3 of the Fee Agreement.  The value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. At December 31, 2008 and 2007, the Subordinated Senior Warrants have a value of $403,914 and $2,927,080, respectively, and the Fee Agreement has a value of $1,792,260 and $793,675, respectively.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Under the terms of the Senior Loan Agreement and the Subordinated Senior Agreement, the Company is subject to meeting certain restrictive quarterly financial covenants which, among other things, require the Company to maintain certain minimum Adjusted EBITDA and certain leverage and fixed charge coverage ratios. Adjusted EBITDA is a financial performance metric which is not recognized by accounting principles generally accepted in the United States of America. As of December 31, 2008, the Company was not in compliance with certain restrictive covenants. The Company’s decline in asset based revenues, as a result of the dramatic decline in the U.S. equity markets in the second half of 2008, negatively impacted its ability to achieve Adjusted EBITDA targets as planned and three out of five related debt covenants presented below. As a result, management entered into a waiver and amendment agreement with the senior lender in March 2009. Under the terms of the Waiver and Amendment Agreement, the senior lending has waived the existing defaults on the debt covenants at December 31, 2008. The Company will also be subject to higher interest rates over the remaining term of the original agreement where the term note and the Revolving Line of Credit are subject to an increased interest rate of 1.25% and 1.75%, respectively. The Company estimates the increased interest rates will result in increased interest expense for the remainder of 2009 of approximately $168,000. In addition, the Company incurred one-time amendment fees in total of $100,625 upon the effective date to senior and subordinated lenders and is now subject to a 0.25% unused commitment fee on the Revolving Line of Credit which the Company does not expect to be material. The senior and subordinated lenders will also have approval rights for all future acquisitions and the Company will be subject to more frequent and timely compliance and reporting requirements with the senior lender. The tabular presentation sets forth the Company’s most restrictive covenants for the trailing twelve month periods ended December 31, 2008 and 2007 as originally defined, and as amended by quarter for 2009.

	Amended
	2009				2008		2007

	Q1	Q2	Q3	Q4
Minimum Adjusted EBITDA (1)
Actual					$7,935,070	*	$6,265,244
Covenant	$8,400,000	$9,000,000	$9,050,000	$10,100,000	$8,000,000		$6,200,000

Maximum Leverage Ratio (2)
Actual					3.28	*	3.26
Covenant	3.25	3.25	3.25	2.75	3.00		3.30

Minimum Fixed Charge Coverage Ratio (3)
Actual					1.12	*	1.63
Covenant	1.05	1.00	1.00	1.20	1.25		1.25

Minimum Interest Coverage Ratio (4)
Actual					2.82		2.50
Covenant	2.25	2.25	2.25	2.50	2.00		2.00

Maximum Ratio of Total Funded Debt to Net Worth (5)
Actual					1.51		1.64
Covenant	2.00	2.00	2.00	2.00	2.50		2.50

* Waived as a part of the Waiver and Amendment Agreement dated March 2009.

 (1) Minimum Adjusted EBITDA includes, for the trailing twelve month period, net loss plus the following items: consolidated interest expense, income taxes, depreciation, amortization, non-cash charges for stock based compensation, contractually specific charges to goodwill, and any non-cash extraordinary and unusual or non-recurring write downs or write offs.

(2) Maximum Leverage Ratio is total funded debt divided by the sum of Minimum Adjusted EBITDA and the trailing twelve months Adjusted EBITDA for acquisitions.

(3) Minimum Fixed Charge Coverage Ratio is the quotient of Operating cash flow and Debt Service. Operating cash flow is the sum of Minimum Adjusted EBITDA and the trailing twelve months of Adjusted EBITDA from acquisitions less taxes paid and capital expenditures during the trailing twelve month period for the trailing twelve month period. Debt Service is the sum of the current portion of long term debt and the trailing twelve months of interest expense.

(4) Minimum Interest Coverage Ratio is the quotient of Minimum Adjusted EBITDA divided by the trailing twelve month interest expense.

(5) Maximum Ratio of Total Funded Debt to Net Worth is the quotient of funded debt divided by the total of assets, less liabilities plus the accumulated amortization of intangible assets recorded since November 30, 2007 (the date of debt agreement).

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Following is a reconciliation of Minimum Adjusted EBITDA to net loss available to common stockholders:

Year Ended
December 31, 2008

Minimum Adjusted EBITDA for the trailing twelve months	$7,935,070

Depreciation and amortization	(6,911,995)

Stock based compensation	(1,002,599)

Change in fair value of Derivative financial instruments	1,865,033

Contractually specific charges to goodwill	89,874

Interest expense	(4,018,743)

Income tax expenses	(147,716)

Deferred income tax benefit	2,061,051

Preferred Stock Dividends	(1,979,900)

Net loss available to common stockholders	$(2,109,925)

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Note 8—Stockholders' equity

The Company complies with the disclosure requirements relating to its common and preferred shares of stock of SFAS No. 129 "Disclosure of Information about Capital Structure". The historical stockholders' equity of DCFG (the accounting acquirer) consisted of 12,040,000 shares of $.001 par value common stock and 3,820,000 shares of $.001 par value Series A convertible preferred stock. Except for 2,500,000 shares of common stock issued to the founder of DCFG, the historical stockholders' equity (capitalization) of DCFG was derived from a December 2004 private placement discussed below.

The consolidated statements of stockholders' equity have been presented to reflect the number of shares received by the stockholders of DCFG in the reverse acquisition (see Note 1 - Background, Basis of Presentation and Reverse Acquisition Transaction). The 834,000 shares issued in connection with the reverse acquisition transaction represent the outstanding shares of FEST, whose net assets consisted solely of cash of approximately $11,000, prior to the completion of the reverse acquisition transaction.

During the year ended December 31, 2006, stockholders equity increased as a result of (i) the issuance of 4,150,000 shares of common stock in consideration of $3,444,500 in connection with the acquisition of Valley Forge, (ii) stock-based compensation of approximately $956,000, (iii) the sale of 409,500 shares of Series D Preferred Stock resulting in gross proceeds of approximately $4,095,000, (iv) the sale of 16,750 shares of Series E Preferred Stock resulting in gross proceeds of approximately $1,675,000, (v) the issuance of 3,000,000 shares of common stock in consideration for $1,500,000 in connection with the acquisition of  the Lamco Acquired Companies, (vi) the issuance of 150,000 shares of common stock valued at $70,000 pursuant to employment contracts, and (vii) the issuance of approximately 40,000 shares of common stock for $6,667 in conjunction with the exercise of stock options. Additionally, 1,584,935 shares of common stock were issued pursuant to cashless stock option exercises.

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

During the year ended December 31, 2008, stockholders’ equity was increased as a result of (i) the issuance of 369,128 shares of common stock in consideration for $220,000 in connection with the acquisition of Alaska Pension Services, (ii) the issuance of 1,430,208 shares of common stock in consideration for $715,104 in connection with the acquisition of REPTECH Corp., (iii) the issuance of 1,488,854 shares of common stock in consideration for $467,500 in connection with the acquisition of The Pension Group, (iv) stock-based compensation of $252,099, and (v) the issuance of 1,200,000 shares of common stock valued at $750,500 pursuant to employment contracts.

During the year ended December 31, 2008, stockholders’ equity was decreased as a result of the accrual of preferred stock dividends of $1,979,900.

During the year ended December 31, 2008, the Company bought back and retired 671,141 shares of common stock from IBF pursuant to IBF exercising the put from the December 20, 2006 Optionee Agreement (see Note 7). The impact on equity of converting the derivative liability to additional paid in capital was an increase to equity of $1,000,000. The impact of the subsequent repurchase and retirement of the common stock was a decrease to equity of $1,000,000.

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

Each share of Series A Convertible Preferred Stock is convertible, at any time at the option of the holder, into one share of common stock of the Company ("Common Stock"). The Series A Convertible Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of common stock. Holders of the Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.06 per share of Preferred Stock paid on a semi-annually. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue shares of common stock in connection with the dividend on the Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 98% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. In addition to any voting rights provided by law, holders of the Series A Convertible Preferred Stock will have the right to vote together with holders of Common Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of Series A Convertible Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the Series A Convertible Preferred Stock may be converted on the record date for determining stockholders entitled to vote. The Company granted the A Investors piggyback registration rights and agreed to file a registration statement registering the shares of common stock issuable upon conversion of the A Preferred Stock within 60 days of closing and have such registration statement declared effective within 120 days of filing. As of December 31, 2008, the Company did not have an effective registration statement for the common stock issuable upon conversion of the A Preferred Stock and the Company has accrued investor surcharges as a result. The accrued investor surcharges associated with these shares under the registration agreement was $703,500 at December 31, 2008 and $703,500 at December 31, 2007.

In the event of any liquidation or winding up of the Company, the holders of Series A Convertible Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of Series A Convertible Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The shares of Series A Convertible Preferred Stock were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the A Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

The shares of Preferred Stock were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the B Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Sales of Equity Securities - Series C Cumulative Convertible Preferred Stock Private Placement
On November 11, 2005, three accredited investors (the "C Investors") purchased an aggregate of 833,334 shares of Series C Cumulative Convertible Preferred Stock (the "C Preferred Stock") at $6.00 per share for an aggregate purchase price of $5,300,004.

Each share of C Preferred Stock is convertible, at any time at the option of the holder, into 12 shares of Common Stock. The C Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding C Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of common stock. Holders of the C Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.72 per share of C Preferred Stock paid on a semi-annually. Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered common stock of the Company or (iii) in restricted shares of common stock of the Company with piggyback registration rights. In the event that the Company elects to issue shares of common stock in connection with the dividend on the C Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by the Dividend VWAP; provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the C Investors piggyback registration rights and agreed to file a registration statement registering the shares of common stock issuable upon conversion of the C Preferred Stock within 60 days of closing and have such registration statement declared effective within 120 days of filing. As of December 31, 2008, the Company did not have an effective registration statement for the common stock issuable upon conversion of the C Preferred Stock and the Company has accrued investor surcharges as a result. The accrued investor surcharges associated with these shares under the registration agreement was $1,170,000 at December 31, 2008 and $1,170,000 at December 31, 2007.

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

The shares of C Preferred Stock were offered and sold to the C Investors in private placement transactions made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the C Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

The shares of D Preferred Stock were offered and sold to the D Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the D Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

The shares of E Preferred Stock were offered and sold to the Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the E Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Common Stock Purchase
In conjunction with the settlement of the Laurus obligation, on November 30, 2007, the Company issued and sold an aggregate of 6,000,000 shares of common stock to Valens U.S. SPV I, LLC and Valens Offshore SPV I, Ltd at $0.50 per share for gross proceeds of $3,000,000.  Since the common shares were sold at a $0.15 per share discount from its then market value of $0.65 per share, the Company recognized a $900,000 charge in connection with the sale which is included in loss on extinguishment of debt in the accompanying consolidated statement of operations for the year ended December 31, 2007.  The above securities were all offered and sold to the investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Series A Preferred Stock Conversion
During 2007, holders of 500,000 and 200,000 shares of Series A Convertible Preferred Stock converted those shares to an equal number of shares of common stock.

Series B Preferred Stock Conversion
On March 10, 2008, a holder of 100,000 shares of Series B Convertible Preferred Stock converted those shares into 200,000 shares of common stock.

Series C Preferred Stock Conversion
During 2007, a holder of 112,500 shares of Series C Convertible Preferred Stock converted those shares into 1,350,000 shares of common stock.

Stock Options Exercised
During 2007, one shareholder exercised 268,707 stock options for an equal number of shares of common stock.  A second shareholder exercised 317,200 stock options in a cashless conversion for 251,933 shares of common stock.

Note 9—Stock-Based Compensation

The Company complies with the fair value recognition provisions of SFAS No. 123 (2004 Revised), "Share Based Payment". SFAS No. 123(R) requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 25.0% to 60.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a range of risk-free interest rates of 1.55% to 4.19% which coincides with the expected life of the options and warrants at the time of issuance. During the years ended December 31, 2008 and 2007, the Company recorded stock-based compensation of $1,002,599 and $359,851, respectively.  There was no cash flow effect resulting from these arrangements.

The following table sets forth activity relating to the Company's stock options and warrants:

				Weighted
				Average
			Weighted	Remaining	Aggregate
	Options and	Range of	Average	Term	Instrinsic
	Warrants	Exercise Price	Exercise Price	(in years)	Value
Outstanding, January 1, 2007	2,758,663	$0.17 - $1.50	$0.91
Granted	1,905,000	$0.52 - $0.85	$0.63
Exercised	(317,200)	$0.17	$0.17
Cancelled	(301,500)	$1.00 - $1.50	$1.01
Outstanding, January 1, 2008	4,044,963	$0.52 - $1.50	$0.83	3.91	$222,800
Granted	445,000	$0.50 - $0.65	$0.56
Exercised	-	-	-
Cancelled	(1,500)	$1.00 - $1.50	$1.17
Outstanding, December 31, 2008	4,488,463	$0.50 - $1.50	$0.80	3.07	-

Options exercisable at December 31, 2008	3,579,296		$0.85	2.82	-

Options exercisable at December 31, 2007	2,833,296		$0.90	3.55	$100,925

The Company settles stock option exercises with newly issued shares of common stock. For the years ended December 31, 2008 and 2007, total compensation cost not yet recognized for non-vested awards of $212,864 and $355,767, respectively, have a weighted average period of 0.88 and 1.89 years, respectively, over which the compensation expense is expected to be recognized.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Options and Warrants Outstanding				Options and Warrants Exercisable

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Price	12/31/2008	Life	Price	12/31/2008	Price

$0.50	200,000	4.92	$0.50	-	$0.50
$0.52	450,000	3.20	$0.52	450,000	$0.52
$0.57	800,000	4.00	$0.57	400,000	$0.57
$0.59	15,000	4.59	$0.59	15,000	$0.59
$0.61	215,000	4.26	$0.61	115,000	$0.61
$0.62	100,000	3.16	$0.62	100,000	$0.62
$0.65	15,000	3.09	$0.65	15,000	$0.65
$0.67	50,000	3.24	$0.67	25,000	$0.67
$0.70	15,000	3.84	$0.70	15,000	$0.70
$0.78	30,000	3.50	$0.78	18,750	$0.78
$0.80	300,000	3.37	$0.80	200,000	$0.80
$0.81	50,000	3.39	$0.81	25,000	$0.81
$0.83	150,000	3.00	$0.83	150,000	$0.83
$0.84	60,000	3.58	$0.84	60,000	$0.84
$0.85	50,000	3.56	$0.85	25,000	$0.85
$1.00	1,927,963	2.26	$1.00	1,905,046	$1.00
$1.50	60,500	1.58	$1.50	60,500	$1.50

	4,488,463		$0.80	3,579,296	$0.85

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Price	12/31/2007	Life	Price	12/31/2007	Price

$0.52	450,000	4.20	$0.52	450,000	$0.52
$0.57	800,000	5.01	$0.57	-	$0.57
$0.62	100,000	4.16	$0.62	100,000	$0.62
$0.67	50,000	4.24	$0.67	12,500	$0.67
$0.70	15,000	4.75	$0.70	15,000	$0.70
$0.78	30,000	4.50	$0.78	3,750	$0.78
$0.80	300,000	4.38	$0.80	100,000	$0.80
$0.81	50,000	4.39	$0.81	-	$0.81
$0.83	150,000	4.00	$0.83	150,000	$0.83
$0.84	60,000	4.59	$0.84	60,000	$0.84
$0.85	50,000	4.56	$0.85	-	$0.85
$1.00	1,928,963	3.26	$1.00	1,881,046	$1.00
$1.50	61,000	2.59	$1.50	61,000	$1.50

	4,044,963		$0.83	2,833,296	$0.90

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Note 10 – Income taxes

The components of the Company’s Income taxes (benefit) are as follows for the year ended December 31:

	2008	2007
Current:
Federal	$76,000	$-
State	71,716	74,325
	147,716	74,325

Deferred:
Federal	(1,392,742)	(3,718,000)
State	(245,778)	(650,000)
	(1,638,520)	(4,368,000)

Change in valuation allowance	(422,531)	2,044,996

	(2,061,051)	(2,323,004)

Income taxes (benefit)	$(1,913,335)	$(2,248,679)

The reconciliation of income tax computed at the federal statutory rate to loss before taxes are as follows at December 31:

	2008	2007
U.S. federal statutory income tax rate	-34.0%	-34.0%
State income taxes	-6.0%	-6.0%

Non-deductible permanent differences	-33.1%	8.2%
Increase (decrease) in valuation allowance	-20.6%	16.2%
State tax, net of Federal benefit	-7.7%	-6.2%
AMT tax - federal	3.7%	-
Other	4.1%	-2.4%
	-93.6%	-24.2%

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

The significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2008	2007
Deferred tax assets:
Net operating loss carryforward	$1,408,762	$2,191,060
Charitable contribution carryover	4,979	1,183
Stock based compensation and other	430,903	61,463
Allowance for doubtful accounts	48,953	62,422
Total deferred tax assets	1,893,597	2,316,128
Less: Valuation allowance	(1,893,597)	(2,316,128)

Net deferred tax asset	-	-

Deferred tax liabilities:
Basis difference arising from acquisitions	$(7,708,914)	$(6,293,805)

Total deferred tax liability	$(7,708,914)	$(6,293,805)

At December 31, 2008, the Company had approximately $3,560,000 of net operating loss carry forwards (“NOL’s”) which begin to expire in 2024.

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

Note 11— Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 for measuring and reporting financial assets and liabilities in the Company’s consolidated financial statements. In February 2008, the FASB issued Staff Position No. 157-2, “Effective Date of FASB Statement No. 157” which delayed the effective date of SFAS No. 157 to fiscal years ending after November 15, 2008 for non-financial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Accordingly, the Company did not apply the provisions of SFAS No. 157 to long-lived assets, goodwill and other intangible assets that are measured for impairment testing purposes.

SFAS No. 157 establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

•	Level 1 – inputs to the valuation methodology are quoted prices (unadjusted) for identical assets or liabilities in active markets.

•
Level 2 – inputs to the valuation methodology include quoted prices for similar assets and liabilities in active markets, and inputs that are observable for the asset or liability, either directly or indirectly, for substantially the full term of the financial instrument.

•	Level 3 – inputs to the valuation methodology are unobservable and are significant to the fair value measurement.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The liabilities measured at fair value on a recurring basis as of December 31, 2008 are as follows:

Fair Value at Reporting Date Using

Quoted Price in
		Active Markets	Significant Other	Significant
		for Indentical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	December 31, 2008	(Level 1)	(Level 2)	(Level 3)

Derivative financial instruments	$2,510,864	$-	$-	$2,510,864

Reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs as of December 31, 2008 is as follows:

Fair Value
Measurments
Using Significant
Unobservable
Inputs
(Level 3)

Beginning balance - January 1, 2008	$5,375,897
Conversion of derivative liability to equity	(1,000,000)
Total (gains) losses (realized/unrealized)
Included in earnings (or changes in net liabilities)	(1,865,033)

Ending balance - December 31, 2008	$2,510,864

The amount of total (gains) losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) losses relating to liabilities still held at the reporting date	$(1,865,033)

The above liability measured at fair value of $2,510,864 consists of two components of stock options and warrants. The fair value assessment of $314,690 for derivative liabilities, which are valued using the Black-Scholes option-pricing model based on assumptions around expected volatility, expected dividend yield rate, expected life, and risk-free interest rates. And, the fair value assessment of $2,196,174 for derivative liabilities, which are valued using a contractually agreed upon formula, which utilizes the ending stock price of the Company to equate to a market capitalization as defined under the Subordinated Senior Warrants Agreement.

Note 12—Acquisitions

As discussed in Note 1, the Company has acquired numerous businesses since late 2004. The Company's strategy in purchasing these businesses is to acquire pension administration and investment service organizations with recurring revenue streams, and consolidate these businesses to take advantage of economies of scale, efficiencies, and cross-selling opportunities. The Company believes that these businesses have demonstrated stable revenue growth and cash flow with low client attrition rates prior to their acquisition. The Company plans to enhance revenues and profits in these acquired businesses through cross-selling within a more diversified service and product base, the introduction of higher-margin services through improved operations, offering non-traditional investment management services and products and higher client retention through improved service and national capabilities.

The acquisition each subsidiary is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

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

The Merger Shares were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. The Valley Forge Shareholders are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

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

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

The total purchase price for the acquisition of Valley Forge of $7,159,000 (including $559,000 of acquisition costs), which is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations", is allocated as follows:

Assets acquired:
Property and equipment	$100,000
Customer lists/relationships	3,680,000
Covenant not to compete	384,000
Employment contracts	200,000
Goodwill	4,341,400
8,705,400

Liabilities assumed:
Deferred tax liability	1,546,400

Net purchase price	$7,159,000

The identifiable intangible assets listed above will be amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes.  No additional consideration, contingent or otherwise remains to be paid under the terms of this agreement.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Lamoriello & Co., Circle Pension, Inc. and Southeastern Pension Services, Inc.

On October 3, 2006, the Company entered into and closed a Stock Purchase Agreement (the "Agreement") with The LAMCO Group, Inc., a Florida corporation ("Lamco"), Lamoriello & Co., Inc., a Rhode Island corporation ("LCI"), Circle Pension, Inc., a New York corporation ("CPI"), Southeastern Pension Services, Inc., a Florida corporation ("SPSI") and Nicholas J. Lamoriello ("Lamoriello"). Pursuant to the Agreement, the Company acquired and, Lamco sold, 100% of the outstanding securities in LCI, CPI and SPSI (collectively, the "Lamco Acquired Companies"). The Lamco Acquired Companies are retirement plan design, consulting and administration entities.

In consideration for the Lamco Acquired Companies, the Company paid Lamco $1,462,668 in cash, paid Lamoriello $1,374,908 representing debt owed by the Lamco Acquired Companies to Lamoriello and paid $362,424 to the Bank of America, N.A. representing debt owed by the Lamco Acquired Companies to the Bank of America, N.A. In addition, as additional consideration, the Company issued 3,000,000 shares of common stock to Lamco at a price of $.50 per share (the "Lamco Shares") and an option to purchase 300,000 shares of common stock of the Company at $0.50 per share for a period of five years to Lamoriello (the "Lamoriello Option"). 1,700,000 of the Lamco Shares (the "Lamco Escrow Shares") were placed into escrow as further described below. The Company granted Lamco piggyback registration rights and demand registration rights subsequent to June 30, 2007 with respect to the Lamco Shares. Under the terms of the Stock Purchase Agreement, if certain EBITDA targets are met during the first two years of the Agreement, the Company agreed to pay an amount equal to 10% of the amount that is in excess of the EBITDA target. In 2008 and 2007, the Company accrued $50,800 and paid $5,230, respectively, in contingency payments based on Lamco meeting certain EBITDA targets according to the terms of the Agreement. The total consideration paid was $4,756,030.

In connection with the acquisition of the Lamco Acquired Companies described above, the Company entered into the following agreements:

•	A Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company, Lamoriello and Lamco;
•
An Escrow Agreement pursuant to which the Lamco Escrow Shares were placed into escrow. In the event that the EBITDA of the Lamco Acquired Companies is less than $1,000,000 during either or both of the two 12 month periods following the closing, then such number of the Lamco Escrow Shares equal to the lesser of $850,000 or the amount of the shortfall shall be returned to the Company for cancellation (based on the value of the common stock at issuance, which was $0.50 per share). In the event that the EBITDA of the Lamco Acquired Companies is greater than $1,000,000, then the Lamco Escrow Shares equal to $250,000 shall be released to Lamco; provided, however, such released shares shall not exceed 510,000 shares of common stock;

•
A Cross Sales Agreement entered between the Company and Lamco pursuant to which Lamco agreed to market the retirement plan administration services provided by the Company and the Company agreed to market the fiduciary services of Lamco Advisory Services, Inc., an affiliate of Lamco for a period of three years;

•
A Technology Agreement entered between the Company and Lamco pursuant to which Lamco agreed to provide the Company with access to its centralized technology infrastructure for a period of one year and assist the Company in the build out of its own centralized workflow system and Voice over IP Phone system; and

•	A Management Agreement pursuant to which Lamoriello and Stephen R. Zito agreed to manage the retirement plan administrative services business of the Lamco Acquired Companies for a period of two years.

The Lamco Shares and the Lamoriello options were offered and sold in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Prior to the acquisition of the Lamco Acquired Companies, no material relationship existed between the Company and Lamco and/or its affiliates, directors, officers or any associate of an officer or director.

At the time of the acquisition, The Lamco Acquired Companies served approximately 1,000 plans with 25,000 plan participants through its offices located in Lake Mary, Florida, Jacksonville, Florida, Warwick, Rhode Island and New York, New York.

The total purchase price for the acquisition of The Lamco Acquired Companies of $4,854,180 (including $98,150 of acquisition costs), which is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations",  is allocated as follows:

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Assets acquired:
Property and equipment	$11,150
Customer lists/relationships	3,859,000
Covenant not to compete	295,000
Trade name	290,000
Employment contracts	343,000
Goodwill	1,858,030
6,656,180

Liabilities assumed:
Deferred tax liability	1,802,000

Net purchase price	$4,854,180

The identifiable intangible assets listed above are amortized for book purposes over the estimated useful lives of the assets (see Note 13).  The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

National Actuarial Pension Services

On December 1, 2006, the Company purchased 100% of the outstanding securities in National Actuarial Pension Services ("NAPS"). The purchase price consists of $1,750,000 of cash and $700,000 due in 2 annual installments of $350,000 each commencing February 1, 2008 with interest payable annually at the rate of 6%. In the event that certain EBITDA targets are not achieved by NAPS during the timeframe that the above promissory notes are outstanding, then the promissory notes will be reduced by the amount of such shortfall; provided, however, in the event that the seller, Charles N. McLeod, is terminated without cause, then the promissory notes may not be reduced. Under the terms of the Stock Purchase Agreement, if certain EBITDA targets are met during the first two years of the Agreement, the Company agreed to pay an additional $50,000 plus an amount equal to 10% of the amount that is in excess of the EBITDA targets. In 2008, the Company paid $84,054 in contingency payments based on NAPS meeting certain EBITDA targets according to the terms of the agreement. In 2007, the Company accrued $100,000 in contingency payments which were subsequently paid in 2008 under the same terms above. The total consideration paid was $2,634,054.

As part of the consideration received for the sale, Charles and Mary McLeod entered into one year employment agreements for $12,500 each, in addition to Non-Competition, Non-Disclosure and Non-Solicitation Agreements.

At the time of acquisition, NAPS served approximately 600 retirement plans with $600 million in assets, through its office located in Houston, Texas. NAPS are engaged in the business of retirement plan design, consulting, administration and actuarial services.

The total purchase price for the acquisition of NAPS of $2,745,751 (including $111,697 of acquisition costs) is allocated as follows:

Assets acquired:
Property and equipment	$44,697
Customer lists/relationships	1,421,000
Covenant not to compete	464,000
Trade name	336,000
Employment contracts	296,000
Goodwill	1,023,454
3,585,151

Liabilities assumed:
Deferred tax liability	839,400

Net purchase price	$2,745,751

The identifiable intangible assets listed above are amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Benefit Dynamics, Inc.

On January 2, 2007, the Company entered into and closed a Stock Purchase Agreement (the "BDI Agreement") with Jo Ann Massanova and Carmen LaVerghetta ("Sellers") and Benefit Dynamics, Inc. ("BDI"). Pursuant to the BDI Agreement, the Company acquired and, the Sellers sold, 100% of the common stock of BDI. In consideration for 100% of the common stock of BDI, the Company paid the Sellers $300,000 in cash, issued the Sellers promissory notes for an aggregate of $200,000. The first promissory notes in the aggregate amount of $100,000 were paid on March 2, 2008 and the second promissory notes in the aggregate amount of $100,000 were paid on March 4, 2009. Under the terms of the Stock Purchase Agreement, if certain EBITDA targets are met during the second year of the Agreement, the Company agreed to pay an amount equal to 10% of the amount that is in excess of the EBITDA targets. In 2008, the Company paid $8,770 in contingency payments based on BDI meeting certain EBITDA targets according to the terms of the BDI Agreement. The total consideration paid was $508,770.

As part of the terms of the sale of BDI, Jo Ann Massanova and Carmen LaVerghetta were awarded two-year employment agreements, and agreed to be bound by non-compete and non-solicit agreements.

The total purchase price for the acquisition of BDI of $548,770 (including $40,000 of acquisition costs) is allocated as follows:

Assets acquired:
Customer lists/relationships	$540,000
Goodwill	398,318
938,318

Liabilities assumed:
Other liabilities	173,548
Deferred tax liabilities	216,000

Net purchase price	$548,770

The identifiable intangible assets listed above are amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

The Pension Alliance, Inc.

On February 28, 2007, the Company entered into a Stock Purchase Agreement (the “TPA Agreement") to purchase 100% of the common stock of The Pension Alliance, Inc. ("TPA"). The Company paid $3,250,000 in cash, issued convertible promissory notes for an aggregate of $675,000, and issued 1,088,710 shares of common stock of the Company valued at $675,000. The first convertible promissory note in the amount of $337,500 was paid on April 28, 2008 and the second convertible promissory note in the amount of $337,500 is payable on April 28, 2009. The outstanding convertible promissory note is convertible into shares of common stock of the Company at a conversion price of $0.62 per share. In the event that certain EBITDA targets are not achieved by TPA during the 24 months following the closing date, the convertible promissory notes and shares of common stock will be reduced by the amount of such shortfall. Under the terms of the Stock Purchase Agreement, if certain EBITDA targets are met during the first two years of the Agreement, the Company agreed to pay an amount equal to 10% of the amount that is in excess of the EBITDA targets. In 2008, the Company paid $106,055 in contingency payments based on TPA meeting certain EBITDA targets in accordance with the terms of the TPA Agreement.

As part of the terms of the sale of TPA, Renee J. Conner was awarded a two-year employment agreement, and agreed to be bound by non-compete and non-solicit agreements. The Company also issued an option to purchase 100,000 shares of common stock at an exercise price of $0.62 per share to Renee J. Conner.

On May 15, 2008, the Company executed a Settlement Agreement and Release (the “Settlement Agreement”) with the Sellers of TPA under which the parties agreed to resolve certain aspects of the TPA Agreement. Under the Settlement Agreement, the Company agreed to pay to Sellers an aggregate amount of $1,750,000 which consisted of (1) $1,250,000 in cash paid on July 31, 2008 and (2) $500,000 payable under two promissory notes each in the amount of $250,000 (one payable on April 30, 2009 and one payable on October 31, 2009). The parties also agreed to adjust the payment of the promissory notes down if certain financial targets were not met. In addition, the parties agreed to mutually release the other party from certain claims that might arise under the TPA Agreement. The total initial consideration, contingent payments, and settlement paid were $6,456,055.

On February 24, 2009, the Company executed a Restructured Promissory Note (the “TPA Sellers’ Restructured Note Agreement”) with the sellers of TPA under which the parties agreed to execute replacement notes superseding and terminating, the second convertible promissory note under the February 28, 2007 TPA Agreement and the promissory notes under the May 15, 2008 Settlement Agreement. Under the TPA Sellers’ Restructured Note Agreement, the Company agreed to issue promissory notes for an aggregate of $837,500 payable in nine equal principal monthly installments of $93,056, plus accrued interest, beginning on July 1, 2009 and ending March 1, 2010 at an interest rate of 8% per annum. Interest accrued on the May 15, 2008 and the remaining February 28, 2007 promissory notes were paid to the sellers within fifteen business days after the effective date of the TPA Sellers’ Restructured Note Agreement.

The total purchase price for the acquisition of TPA of $6,626,299 (including $170,244 of acquisition costs) is allocated as follows:

Assets acquired:
Customer lists/relationships	$2,470,000
Covenant not to compete	1,713,000
Trade name	291,000
Employment contracts	256,000
Goodwill	4,117,393
8,847,393

Liabilities assumed:
Unearned revenue	1,014,294
Deferred tax liability	1,206,800

Net purchase price	$6,626,299

The identifiable intangible assets listed above are amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Pentec, Inc. and Pentec Capital Management, Inc.

On February 28, 2007, the Company entered into and closed a Stock Purchase Agreement (the "Pentec Agreement") with Michael E. Callahan ("Callahan"), Pentec, Inc. ("Pentec ") and Pentec Capital Management, Inc. ("PCM"). Pursuant to the Agreement, the Company acquired and, Callahan sold, 100% of the outstanding securities in Pentec and PCM. In consideration for 100% of the outstanding securities in Pentec and PCM, the Company paid Callahan $1,517,000 in cash, issued Callahan an aggregate of 403,225 shares of common stock of the Company valued at $0.62 per share for a total value of $250,000, and issued Callahan promissory notes in the amount of $1,450,000 payable in accordance with the following schedule: (i) $300,000 was paid on November 1, 2007, (ii) $300,000 was paid on May 1, 2008, (iii) $250,000 was paid on November 1, 2008, (iv) $300,000 is payable on May 1, 2009 and (v) $300,000 is payable on November 1, 2009. Under the terms of the Stock Purchase Agreement, if certain EBITDA targets are met during the first two years of the Agreement, the Company agreed to pay an amount equal to 10% of the amount that is in excess of the EBITDA targets. In 2008, the Company paid $40,246 in contingency payments based on Pentec and PCM meeting certain EBITDA targets according to the terms of the Pentec Agreement. The total consideration paid was $3,257,246.

As part of the terms of the sale of Pentec and PCM, Michael E. Callahan was awarded a two-year employment agreement, and agreed to be bound by non-compete and non-solicit agreements.

On February 28, 2009, the Company executed a Restructured Promissory Note (the “Pentec Seller Restructured Note Agreement”) with the seller of Pentec and PCM under which the parties agreed to execute replacement notes superseding and terminating, the prior unpaid notes between the parties dated February 28, 2007. Under the Pentec Seller Restructured Note Agreement, the Company agreed to issue a promissory note of $600,000 payable in six equal principal monthly installments of $100,000, plus accrued interest, beginning on July 1, 2009 and ending December 1, 2009 at an interest rate of 8% per annum. Any accrued interest on the remaining February 28, 2007 promissory notes was paid to the seller within fifteen business days after the effective date of the Pentec Seller Restructured Note Agreement.

The total purchase price for the acquisition of Pentec and PCM of $3,431,622 (including $174,376 of acquisition costs) is allocated as follows:

Assets acquired:
Property and equipment	$289,364
Customer lists/relationships	2,351,000
Covenant not to compete	1,731,000
Trade name	187,000
Employment contracts	287,000
Goodwill	1,182,338
6,027,702

Liabilities assumed:
Unearned revenue	1,184,854
Deferred tax liability	1,142,092
Other liabilities	269,134

Net purchase price	$3,431,622

The identifiable intangible assets listed above are amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

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

On March 16, 2009, the Company executed a Restructured Promissory Note ( the “CIAS Sellers’ Restructured Note Agreement”) with the sellers of CIAS under which the parties agreed to execute replacement notes superseding and terminating, the prior note between the parties dated April 3, 2008. Under the CIAS Sellers’ Restructured Note Agreement, the Company agreed to issue two promissory notes for an aggregate of $950,000 payable in eight equal principal monthly installments of $70,000 beginning on August 15, 2009 and ending March 15, 2010, and three equal installments of $130,000 plus all accrued interest, less any adjustments to the promissory notes under the CIAS Agreement, beginning on April 15, 2010 and ending on June 15, 2010. The notes pay interest at 8% per annum. Any accrued interest on the April 3, 2008 promissory notes shall be paid to the sellers within ten business days of the original scheduled payment date of June 3, 2009.

The total purchase price for the acquisition of CIAS of $2,485,929 (including $112,956 of acquisition costs and net of cash received of $2,027) is allocated as follows:

Assets acquired:
Customer lists/relationships	$880,000
Covenant not to compete	550,000
Employment contracts	280,000
Goodwill	1,239,929
2,949,929

Liabilities assumed:
Deferred tax liability	464,000

Net purchase price	$2,485,929

The identifiable intangible assets listed above are amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Alaska Pension Services, Ltd.

On June 30, 2008, the Company entered into a Stock Purchase Agreement (the “Alaska Pension Agreement”) with Karen Jordan and Duane Mayer (“Sellers”) to purchase 100% of the outstanding common stock of Alaska Pension Services, Ltd. (“Alaska Pension”). In consideration for 100% of the outstanding common stock of Alaska Pension, the Company paid the Sellers $430,766 in cash at closing and an additional $165,000 in cash on December 31, 2008. The Company also paid indebtedness and other obligations of Alaska Pension of $192,073, of which $31,068 is accrued at December 31, 2008; issued the Sellers 369,128 shares of common stock of the Company valued at $220,000 (the value of the common stock was determined by an average of the closing stock price of the last 5 days prior to the announced acquisition); issued the Sellers promissory notes for an aggregate of $220,000 with the first set of promissory notes in the amount of $110,000 payable August 31, 2009 and the second set of promissory notes in the amount of $110,000 payable August 31, 2010. In the event that certain EBITDA targets are not achieved by Alaska Pension during the 24 months following the closing date, the promissory notes will be reduced by the amount of such shortfall. Under the terms of the Stock Purchase Agreement, if certain EBITDA targets are met during the first two years of the Agreement, the Company agreed to pay an amount equal to 10% of the amount that is in excess of the EBITDA targets. The total consideration paid was $1,227,839.

As part of the terms of the sale of Alaska Pension, Karen Jordan and Duane Mayer were awarded two-year employment agreements and agreed to be bound by non-disclosure and non-solicit agreements.

The total purchase price for the acquisition of Alaska Pension of $1,337,037 (including $113,069 of acquisition costs and net of cash received of $3,871) is allocated as follows:

Assets acquired:
Property and equipment	$23,616
Accounts receivable	198,634
Customer lists/relationships	440,000
Covenant not to compete	300,000
Trade name	70,000
Employment contracts	125,000
Goodwill	454,703
Other assets	43,834
1,655,787

Liabilities assumed:
Deferred tax liability	254,000
Other liabilities	64,750

Net purchase price	$1,337,037

The identifiable intangible assets listed above are amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Alan N. Kanter & Associates, Inc.

On July 16, 2008, the Company entered into a Stock Purchase Agreement (“Kanter Agreement”) to purchase 100% of the common stock of Alan N. Kanter & Associates, Inc. (“Kanter & Associates”). In consideration for 100% of the outstanding common stock of Kanter & Associates, the Company paid cash of $1,732,467. In addition, under the terms of a side letter to the Kanter Agreement, the Company has agreed to pay the seller a portion of the revenue generated by Kanter & Associates for completing pension plan document restatement work during the first two years of the Kanter Agreement, in which the Company has paid or accrued $67,125. The total consideration paid was $1,799,592.

As part of the terms of the sale of Kanter & Associates, Alan N. Kanter was awarded a two-year employment agreement, and agreed to be bound by non-compete and non-solicit agreements.

The total purchase price for the acquisition of Kanter & Associates of $1,904,976 (including $106,923 of acquisition costs and net of cash received of $1,539) is allocated as follows:

Assets acquired:
Property and equipment	$13,006
Accounts receivable	113,769
Customer lists/relationships	710,000
Covenant not to compete	497,185
Trade name	110,000
Employment contracts	270,000
Plan life documents	25,403
Goodwill	643,202
Other assets	26,376
2,408,941

Liabilities assumed:
Deferred tax liability	446,161
Other liabilities	57,804

Net purchase price	$1,904,976

The identifiable intangible assets listed above are amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Retirement & Employee Benefit Services, Inc.

On August 5, 2008, the Company entered into an Asset Purchase Agreement (“REBS Agreement”) to purchase the assets of Retirement & Employee Benefit Services, Inc. (“REBS”). The Company paid $164,943 in cash.

The Company’s strategy in purchasing the assets of REBS was to acquire the customer relationships of a retirement plan administration organization without incurring additional overhead expense. REBS was merged into the workflow at Pentec.

The total purchase price for the acquisition of assets of REBS of $178,257 (including $13,314 of acquisition costs) is allocated as follows:

Assets acquired:
Customer lists/relationships	$98,559
Covenant not to compete	54,755
Accounts receivable	24,943

Net purchase price	$178,257

The identifiable intangible assets listed above are amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of most of the identifiable intangible assets, are not deductible for tax purposes. No additional consideration, contingent or otherwise remains to be paid under the terms of this agreement.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Pension Technical Services, Inc.

On October 2, 2008, the Company entered into a Stock Purchase Agreement (“REPTECH Agreement”) with Ralph W. Shaw and Eileen A. Baldwin-Shaw (“Sellers”) to purchase 100% of the common stock of Pension Technical Services, Inc. d/b/a REPTECH Corp. (“REPTECH”). In consideration for 100% of the outstanding common stock of REPTECH, the Company paid the Sellers $1,787,760 in cash at closing, $150,000 on January 2, 2009, issued 1,430,208 shares of common stock of the Company valued at $715,104 (the value of the common stock was determined by an average of the closing stock price of the last 5 days prior to the announced acquisition), issued the Sellers promissory notes for an aggregate of $922,656 with the first set of promissory notes in the amount of $461,328 payable December 2, 2009 and the second set of promissory notes in the amount of $461,328 payable December 2, 2010. In the event that certain EBITDA targets are not achieved by REPTECH during the 24 months following the closing date, the promissory notes will be reduced by the amount of the shortfall. Under the terms of the Stock Purchase Agreement, if certain EBITDA targets are met during the first two years of the Agreement, the Company agreed to pay an amount equal to 10% of the amount that is in excess of the EBITDA targets. The total consideration paid was $3,575,520.

As part of the terms of the sale of REPTECH, Ralph W. Shaw and Eileen A. Baldwin-Shaw were awarded two-year employment agreements, and agreed to be bound by non-compete and non-solicit agreements.

The total purchase price for the acquisition of REPTECH was $3,683,124 (including $164,242 of acquisition costs and net of cash received of $56,638) is allocated as follows:

Assets acquired:
Property and equipment	$17,907
Accounts receivable	137,243
Customer lists/relationships	2,170,000
Covenant not to compete	720,000
Trade name	540,000
Goodwill	1,380,761
Other assets	29,599
4,995,510

Liabilities assumed:
Deferred tax liability	1,084,000
Unearned revenue	156,981
Other liabilities	71,405

Net purchase price	$3,683,124

The identifiable intangible assets listed above are amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

The Pension Group, Inc.

On November 26, 2008, the Company entered into a Stock Purchase Agreement (“TPG Agreement”) with Peter Stephan, James Norman and Rise Spiegel (“Sellers”) to purchase 100% of the common stock of The Pension Group, Inc. (“TPG”). In consideration for 100% of the outstanding common stock of TPG, the Company paid the Sellers $2,141,869 in cash at closing, with an additional $935,000 paid on February 24, 2009 and an additional $467,500, prior to any adjustments, due at March 26, 2009, issued 1,448,854 shares of common stock of the Company valued at $467,500 (the value of the common stock was determined by an average of the closing stock price of the last 5 days prior to the announced acquisition), issued the Sellers promissory notes for an aggregate of $467,500 with the first set of promissory notes in the amount of $233,750 payable January 26, 2010 and the second set of promissory notes in the amount of $233,750 payable January 26, 2011. In the event that certain EBITDA targets are not achieved by TPG during the 24 months following the closing date, the promissory notes will be reduced by the amount of the shortfall. Under the terms of the Stock Purchase Agreement, if certain EBITDA targets are met during the first two years of the Agreement, the Company agreed to pay an amount equal to 10% of the amount that is in excess of the EBITDA targets plus bonuses or incentive compensation not to exceed 8.5% of the company’s aggregate payroll or $156,000 during the first year of the Agreement and not to exceed 8.5% of the company’s aggregate payroll during the second year of the Agreement. The total initial consideration paid was $4,479,369.

As part of the terms of the sale of TPG, Peter Stephan, James Norman and Rise Spiegel were awarded two-year employment agreements, and agreed to be bound by non-compete and non-solicit agreements.

On March 24, 2009, the Company executed two promissory notes each for $75,000 payable to Peter Stephan and James Norman in lieu of full payment of their portion of the additional payment for $467,500, prior to any adjustments, due at March 26, 2009 under the TPG Agreement. The notes are due June 26, 2009, and are subject to interest of 8% per annum.

The total purchase price for the acquisition of TPG was $4,714,869 (including $258,737 of acquisition costs and net of cash received of $2,394 and an adjustment to assets acquired and liabilities assumed of $20,843) is allocated as follows:

Assets acquired:
Property and equipment	$79,878
Accounts receivable	115,835
Customer lists/relationships	2,320,000
Covenant not to compete	1,040,000
Trade name	750,000
Goodwill	1,970,316
Other assets	20,044
6,296,073

Liabilities assumed:
Deferred tax liability	1,228,000
Unearned revenue	295,969
Other liabilities	57,235

Net purchase price	$4,714,869

The identifiable intangible assets listed above are amortized for book purposes over the estimated useful lives of the assets (see Note 13). The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities
The Company endeavors to structure its stock purchase agreements with acquisition candidates as cash and debt free transactions where the sellers retain all cash and outstanding liabilities. If any net liabilities remain at the closing date, they are settled as a reduction in the purchase proceeds. Proceeds paid to the sellers typically include, cash, notes payables issued to the sellers and the issuance of NIVM common stock at the average of recent market values. The majority of liabilities assumed by the Company represent unearned revenues of the acquired company at the closing date and the deferred tax liability related to the recorded intangible assets.

In conjunction with the Company's acquisitions, notes and common stock were issued and liabilities were assumed as follows:

2006:	Valley Forge	Lamoriello Entities	NAPS

Fair value of assets acquired	$8,705,400	$6,656,180	$3,585,151
Cash paid	(3,714,500)	(3,303,380)	(2,045,751)
Due to sellers	-	(50,800)	-
Notes issued	-	-	(700,000)
Common stock issued	(3,444,500)	(1,500,000)	-
Total liabilities assumed	$1,546,400	$1,802,000	$839,400

		Pentec Inc. and Pentec
2007:	Benefit Dynamics Inc.	Capital Management	The Pension Alliance Inc.

Fair value of assets acquired	$938,318	$6,027,702	$8,847,393
Cash paid	(348,770)	(1,731,622)	(4,776,299)
Notes issued	(200,000)	(1,450,000)	(1,175,000)
Common stock issued	-	(250,000)	(675,000)
Total liabilities assumed	$389,548	$2,596,080	$2,221,094

	California Investment	Alaska Pension	Alan N. Kanter
2008:	Annuity Sales	Services, Ltd.	& Associates, Inc.

Fair value of assets acquired	$2,949,929	$1,655,787	$2,408,941
Cash paid	(1,535,929)	(864,493)	(1,886,913)
Due to sellers	-	-	(18,063)
Notes issued	(950,000)	(220,000)	-
Accrued acquisition costs	-	(1,476)	-
Accrued seller obligations	-	(31,068)	-
Common stock issued	-	(220,000)	-
Total liabilities assumed	$464,000	$318,750	$503,965

	Retirement & Employee
2008:	Benefit Services Inc.	REPTECH Corp.	The Pension Group, Inc.

Fair value of assets acquired	$178,257	$4,995,510	$6,296,073
Cash paid	(178,257)	(1,846,138)	(2,281,427)
Due to sellers	-	(150,000)	(1,381,657)
Notes issued	-	(922,656)	(467,500)
Common stock issued	-	(715,104)	(467,500)
Accrued acquisition costs	-	(49,226)	(116,785)
Total liabilities assumed	$-	$1,312,386	$1,581,204

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

Pro forma Information (unaudited)
The following unaudited proforma information gives effect to the acquisitions of TPA, Pentec, PCM, BDI, CIAS, Alaska Pension, Kanter & Associates, REPTECH and TPG as if the acquisitions all took place on January 1, 2007. The Proforma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	Year Ended	Year Ended
Rounded To:	December 31, 2008	December 31, 2007

Revenues	$48,554,000	$45,717,000

Net loss available to common shareholders	$(1,467,000)	$(8,301,000)

Loss per common share - basic and diluted	$(0.04)	$(0.30)

Note 13—Goodwill and Other Intangible Assets

Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance as of January 1, 2007	$17,003,370
Goodwill acquired during the year	3,752,734
Purchase Price Adjustment	(51,072)
Balance as of December 31, 2007	20,705,032
Goodwill acquired during the year	5,693,649
Purchase Price Adjustment	2,075,433
Balance as of December 31, 2008	$28,474,114

Other Intangible Assets
Other intangible assets recognized in connection with the Company's PAS, SHRA Group, ABR, Valley Forge, The Lamco Acquired Companies, NAPS, BDI, Pentec, PCM, TPA, CIAS, Alaska Pension, Kanter & Associates, REPTECH and TPG acquisitions include the following:

	Gross
	Carrying			Estimated
	Amount	Amortization	Net	Lives

Customer lists / relationships	$34,780,444	$7,662,039	$27,118,405	5 - 15 years
Covenants not to compete	10,786,540	5,811,509	4,975,031	2 - 4 years
Trade name	2,574,000	251,667	2,322,333	7 - 15 years
Employment agreements	2,207,000	1,795,500	411,500	1 - 2 years
Other intangibles	25,403	1,763	23,640	6 years
	$50,373,387	$15,522,478	$34,850,909

The Company defines customer lists/relationships as the acquired firm's existing client relationships that provide a significant source of income through recurring revenue over the course of the economic life of the relationships. The Company and its valuation experts generally use the historical attrition rate of the customer list/relationships acquired, any unique circumstances associated with the acquisition of the firm, and industry experience to determine the estimated lives of the assets. Industry experience indicates that customer retention is typically 95% or better due to the complexity and costs associated with a transfer of a plan to a competitor and the long term consulting relationship between the administrator and the client.

These other intangible assets will be amortized by use of the straight-line method over the estimated lives of the assets. During the years ended December 31, 2008 and 2007, amortization expense related to customer lists/relationships and other intangible assets were approximately $6,412,000 and $5,555,000, respectively. Management periodically evaluates the recoverability of intangible assets, taking into account events or circumstances that may warrant a revision to estimated useful lives or impairment conditions.

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

In connection with its evaluation, management proactively looks for indicators of impairment. Indicators include, but are not limited to, sustained operating losses or a trend of poor operating performance and significant customer or revenue loss. If one or more indicators of impairment exist among any of the Company's firms, the Company performs an evaluation to identify potential impairment. If impairment were to be identified, the Company would measure and record the amount of impairment loss. No impairment losses have been recognized to date on goodwill. In December 2008, the remaining $166,667 in unamortized customer list intangible asset for Haddon was written off due to an unanticipated loss in customer base which is included in depreciation and amortization on the Consolidated Statement of Operations and the Consolidated Statement of Cash Flows.

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

Note 14—Separation and Consulting Agreements
On May 16, 2007, the Company executed a Separation and Consulting Agreement (the “Neuhaus Agreement”) with Len Neuhaus, the Company’s Chief Operating Officer (“the Former Executive”).  Under the terms of the Neuhaus Agreement, the Former Executive would have received compensation through March 31, 2008 and existing health and insurance benefits through May 31, 2008. The closing of the secured term notes on November 30, 2007 resulted in the accelerated payment of the remaining portion of his compensation. In addition, the Former Executive received 100,000 shares of common stock.  The Company recorded $80,000 of stock-based compensation during the year ended December 31, 2007 for his shares.  The Company recorded compensation expense of $230,671 related to the separation of the Former Executive during the year ended December 31, 2007. Under the terms of the Neuhaus Agreement, the Former Executive made himself available for consulting services through July 31, 2007 and received $180,000 in compensation for those services.

On January 30, 2009, the Company entered into a Separation Agreement with John Schroepfer, Interim Chief Financial Officer, under which the parties agreed that the Mr. Schroepfer would resign as Interim Chief Financial Officer. In addition, the Agreement called for a continuation of his salary as well as his life, health and disability insurance through July 21, 2009.

Note 15 – Related Party Agreements

In November 2005, the Company granted Duncan Capital Group LLC (an entity controlled by Michael Crow, one of the Company’s shareholders) and DCI Master LDC ("Optionees") a five-year option to purchase up to 250,000 shares of common stock in the Company at an exercise price of $1.00 per share, in consideration for Optionee's agreeing, in connection with the Company’s acquisition of American Benefit Resources, Inc. ("ABR"), to enter into a put agreement with ABR and IBF Fund Liquidating LLC whereby Optionees may become obligated, between the second and third anniversaries of the closing of the acquisition, to repurchase, for up to $1 million, the shares delivered to IBF Fund Liquidating LLC as a portion of the purchase price of ABR. On December 20, 2006, the Company and the Optionees entered into an agreement (the "Optionee Agreement") pursuant to which the Company agreed to make a payment to the Optionees of $1.49 less the market value per share (as defined in the Optionee Agreement) for each share purchased by the Optionees from Sellers in the event that the Sellers exercise their put with the Optionees. In November 2007, the Company and DC Associates terminated the Optionee Agreement.  As part of the terms of the termination of this agreement, the Company became liable directly to ABR and IBF Fund Liquidating LLC for the put agreement.  On August 21, 2008, IBF notified the Optionees that it intended to exercise their put. On September 26, 2008, in accordance with the amendment to the Optionee Agreement dated November 30, 2007, the Company communicated its intent to exercise its right to buy back the shares directly from IBF at $1.49 per share. On November 3, 2008, the Company acquired the 671,141 shares of common stock from IBF Funding Liquidating LLC for $1,000,000 ($1.49 per share).

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

National Investment Managers, Inc. and Subsidiaries
Notes to the Consolidated Financial Statements (continued)

On January 1, 2006, the Company entered into an Advisory Agreement with DC Associates LLC (“DCA”) to act as the Company’s financial consultant in arranging equity or debt financings in consideration for a monthly fee of $10,000 and a negotiated fee in connection with the closing of any public offering, private offering, merger or acquisition. On January 16, 2007, the Company elected to extend the Advisory Agreement, effective January 1, 2007, for a period of one year. DCA is controlled by Michael Crow, a shareholder of the Company.

On November 30, 2007, the Company, DCA and Michael Crow entered into an agreement whereby the Advisory Agreement dated January 1, 2006, as amended, and subsequently the DCA Agreement, pursuant to which DCA agreed to provide the Company with financial consulting services was terminated in consideration of the payment of $80,000 by the Company to DCA.  The Company paid legal fees of approximately $6,000 on behalf of DCA related to the termination of the Advisory Agreement.

The Company rented office space for Steve Ross, CEO, from DCA on a month-to-month basis from April to November 2007.  For the year ended December 31, 2007, the Company paid $16,000 under this arrangement.  In December 2007, the Company committed to a 25 month term for the aforementioned office space and prepaid the duration of the commitment ($50,000) to DCA.

Commencing July 1, 2006, the Company leased four offices in New York, New York from Cohen Tauber Spievack & Wagner LLP at the rate of $8,600 per month. Arthur Emil, a director of the Company, is a partner with Cohen Tauber Spievack & Wagner LLP.  The Company terminated the lease for this space as of June 30, 2007.   For the year ended December 31, 2007, the Company paid $51,600 under this arrangement.

On October 1, 2008, the Company entered into an Advisory Agreement with MODC Holdings, Inc. (“MODC”) to evaluate several equity transaction opportunities that may involve a change in control. For their services, MODC was paid a retainer of $75,000 and would receive a fee of $150,000 upon a successful close of the transaction. MODC is controlled by Michael Crow, a shareholder of the Company.

Richard Berman, the Chairman of the Board of Directors (“Chairman”), receives $4,500 per month as compensation for serving as Chairman of the Board. On October 16, 2008, the Company’s Board of Directors authorized the Company to pay $54,000 to the Chairman as an advance on his 2009 salary. In the event that the Chairman were to be terminated, resign or retire, or for any reason whatsoever, including a change of control in which the Chairman is terminated, the Chairman will not be required to repay the 2009 advance.

On November 6, 2008, the Company entered into a two year Management Agreement beginning October 1, 2008 with Nicholas J. Lamoriello and Stephen R. Zito (“Managers”) under which the Managers will provide business management services for three wholly-owned subsidiaries of the Company for a 24 month period. In exchange for the business management services, the Company will pay the Managers a management fee of $30,000 per month, plus out of pocket expenses while providing services to the Company. Both Nicholas J. Lamoriello and Stephen R. Zito are shareholders of the Company.

Note 16 – Subsequent Events

On January 30, 2009, the Company entered into a separation agreement with John Schroepfer, Interim Chief Financial Officer (see Note 14).

On February 24, 2009, the Company executed restructured promissory notes with the sellers of TPA (see Note 12).

On February 28, 2009, the Company executed a restructured promissory note with the seller of Pentec and PCM (see Note 12).

On March 16, 2009, the Company executed restructured promissory notes with the sellers of CIAS (see Note 12).

On March 24, 2009, the Company executed promissory notes with the sellers of TPG (see Note 12).

On March 30, 2009, the Company executed a Waiver and Amendment Agreement with its senior lender (see Note 7).