Form 10-Q
period 2009-03-31
National Investment Managers Inc.
filed 2009-05-15
CIK 770461

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 000-51252

NATIONAL INVESTMENT MANAGERS INC.
(Exact name of registrant as specified in its charter)

Florida	59-2091510
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

485 Metro Place South, Suite 275, Dublin, Ohio	43017
(Address of principal executive offices)	(Zip Code)

(614) 923-8822
(Registrant’s telephone number, including area code)

[None]
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
Yes ☒                                      No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☒                                      No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                      No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares	Outstanding at May 7, 2009
Common Stock, $0.001 par value per share	39,556,669 shares

NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - March 31, 2009 (unaudited) and December 31, 2008 (audited)	3

Condensed Consolidated Statements of Operations - Three months ended March 31, 2009 and 2008 (unaudited)	4

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2009 and 2008 (unaudited)	5-6

Notes to Condensed Consolidated Interim Financial Statements	7-21

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	22-32

Item 3. Quantitative and Qualitative Disclosures about Market Risks	32

Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33

Item 1A. Risk Factors	33

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	33

Item 3. Defaults upon Senior Securities	33

Item 4. Submission of Matters to a Vote of Security Holders	33

Item 5. Other Information	33-34

Item 6. Exhibits	35-46

SIGNATURES	47

ITEM 1. Financial Statements

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2009	December 31, 2008
ASSETS
Current assets:
Cash (includes restricted cash of $341,569 and $411,299)	$683,920	$531,446
Accounts receivable, net	5,759,611	4,886,329
Prepaid expenses and other current assets	1,230,829	1,262,981

Total current assets	7,674,360	6,680,756

Property and equipment, net	1,034,057	1,036,497

Other assets:
Goodwill	28,599,358	28,474,114
Customer lists/relationships, net	26,351,203	27,118,405
Other intangibles, net	6,718,487	7,732,504
Deferred financing costs	950,564	979,455

Total other assets	62,619,612	64,304,478

Total assets	$71,328,029	$72,021,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$1,600,000	$327,992
Long-term debt, current portion	5,984,746	5,560,800
Accounts payable	1,696,548	918,748
Unearned revenue	5,485,329	5,464,992
Accrued expenses and other current liabilities	4,497,832	5,603,997

Total current liabilities	19,264,455	17,876,529

Long-term liabilities:
Long-term debt, less current portion	22,594,025	23,710,830
Preferred dividends payable	6,366,720	5,872,320
Derivative financial instruments	2,316,393	2,510,864
Deferred tax liability	7,119,488	7,708,914

Total long-term liabilities	38,396,626	39,802,928

Total liabilities	57,661,081	57,679,457

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; 4,000,000 designated as Series A shares -  2,420,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008 (liquidation preference $2,420,000 as of March 31, 2009 and December 31, 2008); 4,000,000 designated as Series B shares - 3,615,000 shares issued and outstanding as of March 31, 2009 and December 31, 2008 (liquidation preference $7,230,000 as of March 31, 2009 and December 31, 2008); 1,000,000 designated as Series C shares - 770,834 shares issued and outstanding as of March 31, 2009 and December 31, 2008 (liquidation preference $9,250,008 as of March 31, 2009 and December 31, 2008);  500,000 designated as Series D shares - 409,500 shares issued and outstanding as of March 31, 2009 and December 31, 2008 (liquidation preference $8,190,000 as of March 31, 2009 and December 31, 2008); and 60,000 designated as Series E shares - 29,350 shares issued and outstanding as of March 31, 2009 and December 31, 2008 (liquidation preference $5,870,000 as of March 31, 2009 and December 31, 2008)
	7,245	7,245
Common stock, $.001 par value, 100,000,000 shares authorized, 39,556,669 shares issued and outstanding as of March 31, 2009 and December 31, 2008.	39,557	39,557
Additional paid-in capital	35,493,555	35,406,027
Accumulated deficit	(21,873,409)	(21,110,555)

Total stockholders' equity	13,666,948	14,342,274

Total liabilities and stockholders' equity	$71,328,029	$72,021,731

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

Revenues:	$12,643,246	$8,940,459

Operating expenses
Selling, general and administrative expenses	10,651,384	7,957,291
Depreciation and amortization	1,926,048	1,463,080
Stock-based compensation	87,528	511,023

Total operating expenses	12,664,960	9,931,394

Net operating income (loss)	(21,714)	(990,935)

Other income (expenses):
Change in fair value of derivative financial instruments	194,471	376,157
Interest expense	(1,039,444)	(940,010)
Interest, dividend and rental income	8,807	13,346

Total other expense, net	(836,166)	(550,507)

Net income (loss) before income tax benefit (expense)	(857,880)	(1,541,442)

Income tax benefit (expense)	589,426	371,397

Net income (loss) before preferred stock dividends	(268,454)	(1,170,045)

Less: preferred stock dividends	(494,400)	(497,400)

Net income (loss) available to common stockholders	$(762,854)	$(1,667,445)

Net income (loss) per common share - basic and diluted	$(0.02)	$(0.05)

Weighted average common shares outstanding - basic and diluted	39,557,000	36,280,000

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Cash flows from operating activities:
Net income (loss) before preferred stock dividends	$(268,454)	$(1,170,045)
Adjustments to reconcile net income (loss) before preferred stock dividends to net cash provided by (used in) operating activities:
Depreciation and amortization	1,926,048	1,462,730
Noncash interest	388,289	561,771
Stock-based compensation	87,528	511,023
Deferred income tax benefit	(589,426)	(371,397)
Change in fair value of derivative financial instruments	(194,471)	(376,157)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable, net	(832,923)	(632,087)
Prepaid expenses and other current assets	37,444	43,148
Accounts payable	839,652	(170,819)
Unearned revenues	20,336	1,854,054
Accrued expenses and other current liabilities	368,408	(518,378)
Net cash provided by (used in) operating activities	1,782,431	1,193,843

Cash flows from investing activities:
Purchases of property and equipment	(142,389)	(72,441)
Acquisition of Alaska Pension Services	(1,476)	-
Acquisition of Lamoriello Entities	(50,810)	-
Acquisition of Alan N. Kanter & Associates	(28,313)	-
Acquisition of REPTECH Corp	(183,322)	-
Acquisition of The Pension Group, Inc.	(1,288,269)	-
Net cash provided by (used in) investing activities	(1,694,579)	(72,441)

Cash flows from financing activities:
Proceeds from short-term debt	1,272,008	-
Payments on long-term debt and notes	(1,207,386)	(460,636)
Payment of deferred financing costs	-	(4,340)
Net cash provided by (used in) financing activities	64,622	(464,976)

Net increase (decrease) in cash	152,474	656,426

Cash, beginning of period	531,446	3,254,759

Cash, end of period	$683,920	$3,911,185

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$638,425	$611,242

Cash paid during the period for taxes	$100,520	$72,753

Supplemental schedules of noncash investing and financing activites:
Accrued preferred dividends	$494,400	$497,400

Noncash component of acquisition of California Investment and Annuity Services	$-	$2,441,619

Capitalization of accrued interest on secured term notes	$93,274	$91,473

Capitalization of deferred financing costs on secured term notes	$100,625	$-

See accompanying notes to condensed consolidated interim financial statements.

Supplemental Disclosure of Non-Cash Investing and Financing Activities

The Company endeavors to structure its stock purchase agreements with acquisition candidates as cash and debt free transactions where the sellers retain all cash and outstanding liabilities. If any net liabilities remain at the closing date, they are settled as a reduction in the purchase proceeds. Proceeds paid to the sellers typically include, cash, notes payables issued to the sellers and the issuance of the common stock of National Investment Managers Inc. (the “Company”). The majority of liabilities assumed by the Company represent unearned revenues of the acquired company at the closing date and the deferred tax liability related to the recorded intangible assets.

In conjunction with the Company's acquisitions, notes and common stock were issued and liabilities were assumed as follows (See Note 11):

2006:	Lamoriello Entities

Fair value of assets acquired	$6,656,190
Cash paid	(3,354,190)
Common stock issued	(1,500,000)
Total liabilities assumed	$1,802,000

	California Investment	Alaska Pension	Alan N. Kanter
2008:	Annuity Sales	Services, Ltd.	& Associates, Inc.

Fair value of assets acquired	$2,949,929	$1,656,787	$2,512,816
Cash paid	(1,535,929)	(865,969)	(1,915,226)
Due to sellers	-	-	(93,625)
Notes issued	(950,000)	(220,000)	-
Accrued acquisition costs	-	(1,000)	-
Accrued seller obligations	-	(31,068)	-
Common stock issued	-	(220,000)	-
Total liabilities assumed	$464,000	$318,750	$503,965

	Retirement &
	Employee Benefit		The Pension
2008:	Services Inc.	REPTECH Corp.	Group, Inc.

Fair value of assets acquired	$178,257	$4,997,059	$6,320,173
Cash paid	(178,257)	(2,029,460)	(3,569,696)
Notes issued	-	(922,656)	(617,500)
Common stock issued	-	(715,104)	(467,500)
Accrued acquisition costs	-	(17,453)	(77,182)
Due from Seller	-	-	40,359
Total liabilities assumed	$-	$1,312,386	$1,628,654

National Investment Managers Inc. and Subsidiaries

Notes to Condensed Consolidated Interim Financial Statements

(Unaudited)

Note 1. Basis of Presentation and Consolidation

The accompanying unaudited consolidated interim financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and related notes included in National Investment Managers Inc. Form 10-K for the year ended December 31, 2008.

The operating results for the three months ended March 31, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

All significant intercompany transactions and balances have been eliminated in consolidation.

Certain amounts in the 2008 condensed consolidated financial statements and disclosures have been reclassified to conform to the current year presentation.

The preparation of condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates.

Note 2. Background and Liquidity

The Company is in the principal business of acquiring and managing operating entities that offer pension plan administration, financial and investment advisory services and insurance products to small and medium sized businesses and high-net worth individuals in the United States. As of March 31, 2009, the Company owned 22 operating units in fourteen states. The Company’s headquarters is located in Dublin, Ohio.

At March 31, 2009 and December 31, 2008, the Company's working capital deficit was approximately $11.6 million and $11.2 million, respectively and its accumulated deficit was approximately $21.9 million and $21.1 million, respectively. For the three months ended March 31, 2009 and March 31, 2008, the Company's net loss before preferred stock dividends were approximately $0.3 million and $1.2 million, respectively and its cash flows from operations were approximately $1.8 million and $1.2 million, respectively.

In 2009, management expects increased cash generated from operating activities as a result of annualized results from the Company’s 2008 acquisitions. In addition, through its senior lending arrangements, the Company has access to a Revolving Line of Credit of up to $2.0 million to supplement its cash generated from operations. At March 31, 2009, the Company had $1.6 million of principal outstanding and $0.4 million available under this arrangement. At December 31, 2008, the Company had $0.3 million of principal outstanding and $1.7 million available under this arrangement.

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

As a result of the dramatic decrease in the availability of credit in the marketplace and the uncertainty of the current equity markets, the Company expects limited acquisition activity in 2009. As a result, management’s focus in 2009 will be on enhancing operating efficiencies and increasing the effectiveness of the existing operating subsidiaries through the implementation of technology and operational upgrades.

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

Note 3. Adoption of New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. SFAS No. 160 is effective for the Company beginning January 1, 2009. SFAS No. 160 does not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)") which requires the acquiring entity in a business combination to recognize most identifiable assets acquired, liabilities assumed, non-controlling interests and goodwill acquired in a business combination at full fair value; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for the Company beginning January 1, 2009. The adoption of SFAS 141(R) on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows during the first quarter of 2009. However, the application of SFAS 141(R) to future acquisitions could impact the Company’s financial condition and results of operations and the reporting of acquisitions in the condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company does not make it a practice to participate in derivative transactions except in financing arrangements with lenders. See Note 5, Long-term Debt and Derivative Liabilities, for further discussion as it relates to the accounting treatment and effect on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008.  The resulting change in fair value of derivative financial instruments is disclosed on the Company’s Condensed Consolidated Statements of Operations and Cash Flows as of March 31, 2009 and March 31, 2008. The Company currently does not participate in any hedging transactions.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies” (“FSP FAS 141R-1”), which amends and clarifies SFAS 141R to address application issues, including: (1) initial recognition and measurement; (2) subsequent measurement and accounting; and (3) disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 was prospectively effective for business combinations consummated in fiscal years beginning on or after December 15, 2008, with early application prohibited. The adoption of FSP FAS 141R-1 on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows during the first quarter of 2009. However, the application of FSP FAS 141R-1 to future acquisitions could impact the Company’s financial condition and results of operations and the reporting of acquisitions in the condensed consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies that convertible instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and is to be applied retrospectively for all periods that are presented in the annual financial statements for the period of adoption. FSP APB 14-1 does not have a material impact on the Company’s condensed consolidated financial statements.

 Note 4. New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP 157-4”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. The Company is currently assessing the effects of adopting FSP 157-4.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) to require disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 is effective for periods ending after June 15, 2009, with comparative disclosures required only for periods ending subsequent to initial adoption. The Company is currently assessing the effects of adopting FSP FAS 107-1.

Note 5. Long-term Debt and Derivative Liabilities

Long-term debt activity for the three months ended March 31, 2009 consisted of the following:

	(Audited)				(Unaudited)
	Balances at	Add:	Less:	Add:	Balances at
	December 31, 2008	New Debt	Payments	Amortization	March 31, 2009
Senior Term Note	$14,750,000		(750,000)		$14,000,000
Subordinated Sr Note	12,404,150	153,274			12,557,424
Seller notes	4,447,656	150,000	(450,000)		4,147,656
Capitalized leases	93,393		(7,386)		86,007
	31,695,199				30,791,087
Less: unamortized debt discount	(2,423,569)			211,253	(2,212,316)
	29,271,630				28,578,771
Less: current portion	(5,560,800)				(5,984,746)
	$23,710,830				$22,594,025

New debt on the Subordinated Senior Note includes noncash interest of $93,274 and capitalized deferred financing costs of $60,000.

Seller Financing

In connection with our acquisition strategy, part of the purchase price is paid through seller financed instruments. As of March 31, 2009, total funds due to former owners were $4,147,656. Of this amount, $2,952,578 is due in the next 12 months and $1,195,078 is due thereafter. Seller financed instruments bear interest at 6% to 8% per annum. All seller financed instruments are uncollateralized.

Revolving Line of Credit, Senior Term Note and Subordinated Senior Term Note

On November 30, 2007, the Company entered into (i) a Revolving Line of Credit and Term Loan Agreement (the "Senior Loan Agreement") with RBS Citizens Bank and (ii) a Securities Purchase and Loan Agreement (the "Subordinated Senior Agreement") with Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Lehman Brothers Commercial Bank (the “Subordinated Senior Lenders”). A principal amount of the proceeds generated from the two financings were used to retire existing debt. Pursuant to the Senior Loan Agreement, the Company entered into a Revolving Line of Credit Note in the initial amount of $1,000,000 (the "Revolver") and a Term Loan Promissory Note in the initial amount of $8,000,000 (the "Term Loan"). If certain conditions are satisfied, the Company may utilize additional financing under the Revolver up to $1,000,000 (the "Additional Revolver") and additional term loans up to $7,000,000 (the "Additional Term Loan") to fund future acquisitions. On July 15, 2008, the Company borrowed an additional $2,358,375 on the Senior Term Note. As part of the transaction, the Company paid $22,992 in deferred financing costs which will be amortized over the remaining life of the loan. On October 2, 2008, the Company borrowed an additional $1,937,760 on the Senior Term Note. On November 26, 2008, the Company borrowed the remaining $2,703,865 on the Senior Term Note exhausting the availability of funds under the Senior Term Note. The Term Loan and the Revolver bear interest at the applicable LIBOR rate of interest. The Term Loan and the Revolver mature on July 31, 2010. From closing through November 30, 2008, the Company was required to pay interest accruing on the Term Loan and the Revolver on the last day of the applicable LIBOR interest period. Subsequent to November 30, 2008, the Company is required to pay the applicable amount of interest owed on the Term Loan and the Revolver as well as a portion of the principal of the Term Loan based upon a five year straight line amortization schedule of $250,000 in principal on a monthly basis with the remaining outstanding principal balance to be paid in one lump sum on the date of maturity. Commencing January 1, 2008, the Company is obligated to pay an unused commitment fee on the first business day of each quarter for any amounts not used by the Company under the Additional Term Loan. The unused commitment fee to be paid is equal to one-quarter multiplied by the applicable basis point level, which is contingent upon the Company's ratio of total debt funded to EBITDA. The Senior Lender has a secured lien on all assets of the Company and its subsidiaries. The Company may prepay the Term Loan and the Revolver at anytime.  As of March 31, 2009, the outstanding principal balance on the Revolver and Senior Term Note was approximately $1.6 million and $14.0 million, respectively and the interest rate was 3.23% and 3.73%, respectively. As of December 31, 2008, the outstanding principal balance on the Revolver and Senior Term Note was approximately $0.3 million and $14.8 million, respectively and the interest rate was 4.18% and 4.68%, respectively.

The Subordinated Senior Note bears interest at 15% of which 12% is due and payable on a monthly basis and 3% (the "Compounded Rate") is compounded monthly and added to the principal amount of the Subordinated Senior Note. The Senior Subordinated Note matures on the earlier of January 31, 2011, the occurrence of a capital transaction, or an event of default. A capital transaction includes the sale, disposition, dissolution or liquidation of the Company's assets or subsidiaries, the acquisition by any person of 30% or more of the Company's common stock or a public offering in the minimum amount of $20,000,000 (a "Capital Transaction"). The Subordinated Senior Lenders have a secured lien on all assets of the Company and its subsidiaries and would be entitled to foreclose on the Company's assets in the event of default, subject to the rights of the Senior Lender. The Company may prepay the Subordinated Senior Notes at any time after May 30, 2009. As of March 31, 2009 and December 31, 2008, approximately $12.6 million and $12.4 million, respectively, were outstanding under the Subordinated Senior Agreement.

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

On November 3, 2008, Woodside Capital Partners V, LLC and Woodside Capital Partners V QP, LLC (“Woodside Purchasers”) acquired all of the Subordinated Senior Notes and Subordinated Senior Warrants held by Lehman Brothers Commercial Bank (“Lehman”). Concurrent with the sale of the Subordinated Senior Notes and Subordinated Senior Warrants by Lehman, the Company and the Woodside Purchasers entered into a side letter agreement whereby the Woodside Purchasers agreed that in the event that a capital transaction is consummated on or prior to May 4, 2009, the Woodside Purchasers shall surrender each of the assigned Subordinated Senior Warrants held by it to the Company for cancellation and forfeit its right to receive its portion of the conditional interest payment and fee arrangement assigned to it by Lehman. In consideration of the support of Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC and Woodside Capital Partners V QP, LLC (collectively, the “Woodside Holders”) in connection with the Company’s capital requirements and assistance with the Company’s evaluation and implementation of its strategic objectives, the Company agreed that, in the event that a capital transaction was consummated on or prior to May 4, 2009, the Company would have paid to the Woodside Holders a consulting fee in an amount equal to $1,000,000 ..

Under the terms of the Senior Loan Agreement and the Subordinated Senior Agreement, the Company is subject to meeting certain restrictive quarterly financial covenants which, among other things, require the Company to maintain certain minimum Adjusted EBITDA and certain leverage and fixed charge coverage ratios. Adjusted EBITDA is a financial performance metric which is not recognized by accounting principles generally accepted in the United States of America. As of March 31, 2009, the Company was in compliance with all restrictive covenants as amended. As of December 31, 2008, the Company was not in compliance with certain restrictive covenants. The Company’s decline in asset based revenues, as a result of the dramatic decline in the U.S. equity markets in the second half of 2008, negatively impacted its ability to achieve Adjusted EBITDA targets as planned and three out of five related debt covenants presented below. As a result, management entered into a waiver and amendment agreement with the senior lender in March 2009. Under the terms of the Waiver and Amendment Agreement, the senior lender has waived the existing defaults on the debt covenants at December 31, 2008. The Company will also be subject to higher interest rates over the remaining term of the original agreement where the term note and the Revolving Line of Credit are subject to an increased interest rate of 1.25% and 1.75%, respectively. The Company estimates the increased interest rates will result in increased interest expense for the remainder of 2009 of approximately $168,000. In addition, the Company incurred one-time amendment fees in total of $100,625 (of which $60,000 was added to the Subordinated Senior Note) upon the effective date to senior and subordinated senior lenders and is now subject to a 0.25% unused commitment fee on the Revolving Line of Credit which the Company does not expect to be material. The senior and subordinated lenders will also have approval rights for all future acquisitions and the Company will be subject to more frequent and timely compliance and reporting requirements with the senior lender. The tabular presentation sets forth the Company’s most restrictive covenants for the trailing twelve month periods ended December 31, 2008, as originally defined, and March 31, 2009, as amended by quarter for 2009.

	Amended
	2009				2008

	Q1	Q2	Q3	Q4
Minimum Adjusted EBITDA (1)
Actual	$8,798,069	$-	$-	$-	$7,935,070	*
Covenant	$8,400,000	$9,000,000	$9,050,000	$10,100,000	$8,000,000

Maximum Leverage Ratio (2)
Actual	3.11	-	-	-	3.28	*
Covenant	3.25	3.25	3.25	2.75	3.00

Minimum Fixed Charge Coverage Ratio (3)
Actual	1.12	-	-	-	1.12	*
Covenant	1.05	1.00	1.00	1.20	1.25

Minimum Interest Coverage Ratio (4)
Actual	3.09	-	-	-	2.82
Covenant	2.25	2.25	2.25	2.50	2.00

Maximum Ratio of Total Funded Debt to Net Worth (5)
Actual	1.45	-	-	-	1.51
Covenant	2.00	2.00	2.00	2.00	2.50

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

Following is a reconciliation of Minimum Adjusted EBITDA to net loss available to common stockholders:

Period Ended
March 31, 2009
Minimum Adjusted EBITDA for the trailing twelve months	$8,798,069

Depreciation and amortization	(8,647,493)

Stock based compensation	(579,103)

Change in fair value of Derivative financial instruments	1,683,348

Contractually specific charges to goodwill	235,040

Interest expense	(2,845,650)

Income tax expenses	(151,725)

Deferred income tax benefit	2,279,081

Preferred Stock Dividends	(1,976,900)

Second, third and fourth quarter 2008 net loss available to common stockholders	442,479

Net loss available to common stockholders	$(762,854)

Derivative Liabilities

Pursuant to Paragraph 12 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Subordinated Senior Warrants and the Fee Agreement, meet the requirements of and are accounted for as a liability since they could require net-cash settlement by the Company.  This option to net-cash settle is out of the Company’s control.  The initial value of the Subordinated Senior Warrants and the Fee Agreement was treated as a discount to the corresponding note and recorded as a liability. The Company calculated the initial value of the Subordinated Senior Warrants to be $2,522,661 and the value of the Fee Agreement to be $654,575. The value of the Subordinated Senior Warrants and the Fee Agreement was determined using the formula outlined in section 11 of the Securities Purchase and Loan Agreement and section 1.3 of the Fee Agreement.  The value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. At March 31, 2009 and December 31, 2008, the Subordinated Senior Warrants have a value of $116,774 and $403,914, respectively, and the Fee Agreement has a value of $1,967,533 and $1,792,260, respectively.

Pursuant to Paragraph 17 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", warrants and options issued to Laurus Master Fund (collectively, “Laurus Derivative Financial Instruments”), as part of a since retired debt offering, meet the requirements of and are accounted for as a liability since they contain registration rights and the agreement is silent on how the contract would be settled and thus assumes net-cash settlement in the event that the Company is unable to deliver registered shares. The initial value of the Laurus Derivative Financial Instruments was treated as a discount to the corresponding note and recorded as a liability. The Company calculated the initial value of the Laurus Derivative Financial Instruments on the closing date of the transaction as being $1,578,159. The value of the Laurus Derivative Financial Instruments was determined using a Black-Scholes option pricing model with the following assumptions: expected term - 3-8 years, volatility - 25%, risk free rate - 4%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the Laurus Derivative Financial Instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercising the Laurus Derivative Financial Instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. At March 31, 2009 and December 31, 2008, the Laurus Derivative Financial Instruments have a value of $232,086 and $314,690, respectively.

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

On October 2, 2008, the Company issued 1,430,208 shares of common stock in connection with the acquisition of 100% of the outstanding shares of Pension Technical Services, Inc. d/b/a REPTECH Corp.

On November 2, 2008, the Company repurchased 671,141 shares of common stock from IBF Fund Liquidating LLC.

On November 26, 2008, the Company issued 1,488,854 shares of common stock with the acquisition of 100% of the outstanding shares of The Pension Group, Inc.

On December 31, 2008, the Company issued 100,000 shares of restricted common stock to the Chief Executive Officer as part of his November 30, 2007 employment agreement.

Note 7. Stock-Based Compensation

The Company complies with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (2004 Revised), "Share Based Payment". SFAS No. 123(R) requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility range of 25.0% to 60.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a range of risk-free interest rates of 1.55% to 4.19% which coincides with the expected life of the options and warrants at the time of issuance. During the three month periods ended March 31, 2009 and March 31, 2008, the Company recorded stock-based compensation of $87,528 and $511,023, respectively. There was no cash flow effect resulting from these arrangements.

The following is a summary of all option activity through March 31, 2009:

			Weighted
			Average
	Number of		Remaining	Aggregate
	Shares	Weighted	Term	Instrinsic
	Outstanding	Avg. Price	(in years)	Value

Outstanding, January 1, 2008	4,044,963	$0.83	3.91	$222,800
Granted	445,000	$0.56
Exercised	-	$-
Expired	(1,500)	$1.17
Outstanding, January 1, 2009	4,488,463	$0.80	3.07	$-
Granted	550,000	$0.20
Exercised	-	$-
Expired	(650,000)	$0.96
Outstanding, March 31, 2009	4,388,463	$0.70	3.59	$27,500

Exercisable, March 31, 2009	3,193,046	$0.79	2.80	$5,000

The Company settles stock option exercises with newly issued shares of common stock. For the periods ended March 31, 2009 and March 31, 2008, respectively, total compensation cost not yet recognized for non-vested awards of $182,665 and $311,931 have a weighted average period of 0.77 years and 1.65 years over which compensation expense is expected to be recognized.

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

Unexercised stock options and warrants to purchase common stock, and preferred stock and notes convertible into common stock as of March 31, 2009 and 2008, respectively, are as follows:

	March 31, 2009	March 31, 2008

Options and warrants	27,060,519	26,742,019
Preferred stock	32,960,008	32,960,008
Convertible notes	-	1,088,710
	60,020,527	60,790,737

For the periods ended March 31, 2009 and March 31, 2008, respectively, options and warrants include non-vested shares of 1,195,417 and 1,166,667.

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2009 and March 31, 2008, respectively, since their inclusion would be anti-dilutive.

Note 9. Income Taxes

In June 2006, the FASB issued FIN 48 - Accounting for Uncertainty of Income Taxes, an Interpretation of FASB Statement No. 109, to create a single model to address accounting for uncertainty in tax provisions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in jurisdictions in all tax years in which the statue of limitations remains open upon the initial date of adoption are required to be assessed. For a tax benefit to be recognized it must be more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s financial position, results of operations, or cash flows for the three months ended March 31, 2009 and March 31, 2008, respectively. Additionally, FIN 48 provides guidance on the recognition of interest and penalties related to income taxes. There is no interest or penalties related to income taxes that have been incurred or recognized as of March 31, 2009 and March 31, 2008, respectively.

Note 10. Fair Value Measurements

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 for measuring and reporting financial assets and liabilities in the Company’s condensed consolidated financial statements. In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed” which further delayed the effective date of SFAS No. 157 to interim and annual periods ending after June 15, 2009. Accordingly, the Company did not apply the provisions of SFAS No. 157 to long-lived assets, goodwill and other intangible assets that are measured for impairment testing purposes.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The liabilities measured at fair value on a recurring basis as of March 31, 2009 are as follows:

Fair Value at Reporting Date Using

Quoted Price in
		Active Markets	Significant Other	Significant
		for Indentical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	March 31, 2009	(Level 1)	(Level 2)	(Level 3)

Derivative financial instruments	$2,316,393	$-	$-	$2,316,393

Reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs as of March 31, 2009 is as follows:

Fair Value
Measurments
Using Significant
Unobservable
Inputs
(Level 3)

Beginning balance - January 1, 2009	$2,510,864
Total (gains) losses (realized/unrealized)
Included in earnings (or changes in net liabilities)	(194,471)

Ending balance - March 31, 2009	$2,316,393

The amount of total (gains) losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) losses relating to assets still held at the reporting date	$(194,471)

The above liability measured at fair value of $2,316,393 consists of two components of stock options and warrants. The fair value assessment of $232,086 for derivative liabilities, which are valued using the Black-Scholes option-pricing model based on assumptions for expected volatility, expected dividend yield rate, expected life, and risk-free interest rates. And, the fair value assessment of $2,084,307 for derivative liabilities, which are valued using a contractually agreed upon formula, which utilizes the ending stock price of the Company to equate to a market capitalization as defined under the Subordinated Senior Warrants Agreement.

Note 11. Acquisitions

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

The acquisition of each subsidiary is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition.

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

The total purchase price for the acquisition of CIAS of $2,485,929 (including $112,956 of acquisition costs and net of cash received of $2,027) is allocated as indicated in the table included in Note 11.

The identifiable intangible assets listed in the table below are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the condensed consolidated financial statements as an adjustment to goodwill.

Alaska Pension Services, Ltd.

On June 30, 2008, the Company entered into a Stock Purchase Agreement (the “Alaska Pension Agreement”) with Karen Jordan and Duane Mayer (“Sellers”) to purchase 100% of the outstanding common stock of Alaska Pension Services, Ltd. (“Alaska Pension”). In consideration for 100% of the outstanding common stock of Alaska Pension, the Company paid the Sellers $430,766 in cash at closing and an additional $165,000 in cash on December 31, 2008. The Company also paid indebtedness and other obligations of Alaska Pension of $192,073, of which $31,068 is accrued at March 31, 2009; issued the Sellers 369,128 shares of common stock of the Company valued at $220,000 (the value of the common stock was determined by an average of the closing stock price of the last 5 days prior to the announced acquisition); issued the Sellers promissory notes for an aggregate of $220,000 with the first set of promissory notes in the amount of $110,000 payable August 31, 2009 and the second set of promissory notes in the amount of $110,000 payable August 31, 2010. In the event that certain EBITDA targets are not achieved by Alaska Pension during the 24 months following the closing date, the promissory notes will be reduced by the amount of such shortfall. Under the terms of the Stock Purchase Agreement, if certain EBITDA targets are met during the first two years of the Agreement, the Company agreed to pay an amount equal to 10% of the amount that is in excess of the EBITDA targets. The total consideration paid was $1,227,839.

As part of the terms of the sale of Alaska Pension, Karen Jordan and Duane Mayer were awarded two-year employment agreements and agreed to be bound by non-disclosure and non-solicit agreements.

The total purchase price for the acquisition of Alaska Pension of $1,338,037 (including $114,069 of acquisition costs and net of cash received of $3,871) is allocated as indicated in the table included in Note 11.

The identifiable intangible assets listed in the table below are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the condensed consolidated financial statements as an adjustment to goodwill.

Alan N. Kanter & Associates, Inc.

On July 16, 2008, the Company entered into a Stock Purchase Agreement (“Kanter Agreement”) to purchase 100% of the common stock of Alan N. Kanter & Associates, Inc. (“Kanter & Associates”). In consideration for 100% of the outstanding common stock of Kanter & Associates, the Company paid cash of $1,732,467. In addition, under the terms of a side letter to the Kanter Agreement, the Company has agreed to pay the seller a portion of the revenue generated by Kanter & Associates for completing pension plan document restatement work during the first two years of the Kanter Agreement, in which the Company has paid or accrued $171,000 as of March 31, 2009. The total consideration paid was $1,903,467.

As part of the terms of the sale of Kanter & Associates, Alan N. Kanter was awarded a two-year employment agreement, and agreed to be bound by non-compete and non-solicit agreements.

The total purchase price for the acquisition of Kanter & Associates of $2,008,851 (including $106,923 of acquisition costs and net of cash received of $1,539) is allocated as indicated in the table included in Note 11.

The identifiable intangible assets listed in the table below are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the condensed consolidated financial statements as an adjustment to goodwill.

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

The total purchase price for the acquisition of assets of REBS of $178,257 (including $13,314 of acquisition costs) is allocated as indicated in the table included in Note 11.

The identifiable intangible assets listed in the table below are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets, are not deductible for tax purposes. No additional consideration, contingent or otherwise remains to be paid under the terms of this agreement.

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

The total purchase price for the acquisition of REPTECH was $3,684,673 (including $165,791 of acquisition costs and net of cash received of $56,638) is allocated as indicated in the table included in Note 11.
.
The identifiable intangible assets listed in the table below are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the condensed consolidated financial statements as an adjustment to goodwill.

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

The total purchase price for the acquisition of TPG was $4,691,519 (including $277,546 of acquisition costs and net of cash received of $2,394 and an adjustment to assets acquired and liabilities assumed of $63,002) is allocated as indicated in the table included in Note 11.

The identifiable intangible assets listed in the table below are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the condensed consolidated financial statements as an adjustment to goodwill.

2008:	California Investment	Alaska Pension	Alan N. Kanter
	Annuity Sales	Services, Ltd.	& Associates, Inc.
Assets acquired:
Property and equipment	$-	$23,616	$13,006
Accounts receivable	-	198,634	113,769
Customer lists/relationships	880,000	440,000	710,000
Covenant not to compete	550,000	300,000	497,185
Trade name	-	70,000	110,000
Employment contracts	280,000	125,000	270,000
Plan life documents	-	-	25,403
Goodwill	1,239,929	455,703	747,077
Other assets	-	43,834	26,376
	2,949,929	1,656,787	2,512,816

Liabilities assumed:
Deferred tax liability	464,000	254,000	446,161
Other liabilities	-	64,750	57,804

Net purchase price	$2,485,929	$1,338,037	$2,008,851

2008:	Retirement & Employee Benefit		The Pension
	Services Inc.	REPTECH Corp.	Group, Inc.
Assets acquired:
Property and equipment	$-	$17,907	$79,878
Accounts receivable	24,943	137,243	115,835
Customer lists/relationships	98,559	2,170,000	2,320,000
Covenant not to compete	54,755	720,000	1,040,000
Trade name	-	540,000	750,000
Goodwill	-	1,382,310	1,989,125
Other assets	-	29,599	25,335
	178,257	4,997,059	6,320,173

Liabilities assumed:
Deferred tax liability	-	1,084,000	1,228,000
Unearned revenue	-	156,981	328,992
Other liabilities	-	71,405	71,662

Net purchase price	$178,257	$3,684,673	$4,691,519

Note 12. Unaudited Pro forma Interim Financial Information – Three months ended March 31, 2009 and 2008

The following unaudited pro forma information gives effect to the acquisitions of California Investment and Annuity Sales, Alaska Pension Services, Ltd., Alan N. Kanter & Associates, Inc., Pension Technical Services, Inc. and The Pension Group, Inc. as if the acquisitions all took place on January 1, 2008. The Pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008

Revenues	$12,643,246	$10,654,978

Net income (loss) available to common stockholders	$(762,854)	$(1,951,955)

Net Income (loss) per common stock - basic and diluted	$(0.02)	$(0.05)

Note 13. Separation and Consulting Agreements

On January 30, 2009, the Company entered into a Separation Agreement with John Schroepfer, Interim Chief Financial Officer, under which the parties agreed that Mr. Schroepfer would resign as Interim Chief Financial Officer. The Agreement called for a continuation of his salary, as well as, his life, health and disability insurance through July 21, 2009.

Note 14. Related Party Transactions

On February 24, 2009, the Company executed a Restructured Promissory Note (the “TPA Restructured Note Agreement”) with the sellers of The Pension Alliance, Inc. (“TPA”) under which the parties agreed to execute replacement notes superseding and terminating all existing promissory notes with the sellers. Under the TPA Restructured Note Agreement, the Company agreed to issue promissory notes for an aggregate of $837,500 payable in nine equal principal monthly installments of $93,056, plus accrued interest, beginning on July 1, 2009 and ending March 1, 2010 at an interest rate of 8% per annum. Interest accrued on superseded promissory notes was paid to the sellers within fifteen business days after the effective date of the TPA Restructured Note Agreement.

On February 28, 2009, the Company executed a Restructured Promissory Note (the “Pentec Restructured Note Agreement”) with the seller of Pentec, Inc. and Pentec Capital Management, Inc. (“Pentec and PCM”) under which the parties agreed to execute replacement notes superseding and terminating all existing promissory notes with the seller. Under the Pentec Restructured Note Agreement, the Company agreed to issue a promissory note of $600,000 payable in six equal principal monthly installments of $100,000, plus accrued interest, beginning on July 1, 2009 and ending December 1, 2009 at an interest rate of 8% per annum. Interest accrued on superseded promissory notes was paid to the seller within fifteen business days after the effective date of the Pentec Restructured Note Agreement.

On March 16, 2009, the Company executed restructured promissory notes with the sellers of CIAS (see Note 11).

On March 24, 2009, the Company executed promissory notes with the sellers of TPG (see Note 11).

Note 15. Subsequent Events

Effective April 14, 2009, the Company entered into an Employment Agreement with John M. Davis, the Company’s President and Chief Operating Officer. The employment agreement provides for a term through December 31, 2010, which is automatically renewable for a period of one year unless either party provides the other with notice 30 days prior to the end of the term that the term shall not be extended. Mr. Davis is entitled to receive the following compensation in accordance with his employment agreement:

•	Annual salary of $309,000;

•
For each year under the term of the employment agreement, Mr. Davis is eligible to receive a bonus equal to 50% of his annual salary based upon the achievement of performance targets and objectives as established by the Company’s Board of Directors.

•
Option grant to purchase 600,000 shares of common stock of the Company at $0.20 per share of which 300,000 shares vested on April 14, 2009, 150,000 shares will vest on December 31, 2009 and 150,000 shares will vest on December 31, 2010.

•	And a home office and car allowance of $1,000 per month.

•	Continuation of health, life and disability insurance.

Mr. Davis has temporarily foregone receiving the salary increase and the $1,000 monthly home office and car allowance to be consistent with policies and procedures implemented throughout the Company.

Effective April 15, 2009, the Company entered into an Employment Agreement with Christopher W. Larkin, the Company’s Chief Financial Officer. The employment agreement provides for a term through December 31, 2010, which is automatically renewable for a period of one year unless either party provides the other with notice 30 days prior to the end of the term that the term shall not be extended. Mr. Larkin is entitled to receive the following compensation in accordance with his employment agreement:

•	Annual salary of $200,000;

•
For each year under the term of the employment agreement, Mr. Larkin is eligible to receive a bonus equal to 35% of his annual salary based upon the achievement of performance targets and objectives as established by the Company’s Board of Directors.

•
Option grant to purchase 250,000 shares of common stock of the Company at $0.20 per share of which 150,000 shares vested on April 15, 2009, 50,000 shares will vest on December 31, 2009 and 50,000 shares will vest on December 31, 2010.

•	Continuation of health, life and disability insurance.

Mr. Larkin has temporarily foregone receiving the salary increase to be consistent with policies and procedures implemented throughout the Company.

On May 14, 2009, the Company entered into a Separation Agreement with Robert C. Thompson, Senior Vice President and National Sales Manager, under which the parties agreed that Mr. Thompson would resign as Senior Vice President and National Sales Director. The Agreement called for a continuation of his salary, as well as, his life, health and disability insurance through August 15, 2009.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the three months ended March 31, 2009. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2008 and the consolidated unaudited financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Our actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements

Forward-looking statements in this Quarterly Report on Form 10-Q, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources, are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

In some cases, you can identify forward-looking statements by terminology such as ‘‘may,’’ ‘‘will,’’ ‘‘should,’’ ‘‘could,’’ ‘‘expects,’’ ‘‘plans,’’ ‘‘intends,’’ ‘‘anticipates,’’ ‘‘believes,’’ ‘‘estimates,’’ ‘‘predicts,’’ ‘‘potential,’’ or ‘‘continue’’ or the negative of such terms or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance, or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of such statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We are under no duty to update any of the forward-looking statements after the date of this Report.

Overview

The Company is in the principal business of acquiring and managing operating entities that offer administration services of retirement plans, financial and investment advisory services and insurance products to small and medium sized businesses and high-net worth individuals in the United States of America. As of March 31, 2009, the Company owned 22 operating units in fourteen states. The wholly-owned subsidiaries are based in Lake Mary, FL; North Attleboro, MA; Haddonfield, NJ; Yorktown Heights, NY; New York, NY; Beaverton, OR; Horsham, PA; Wayne, PA; Warwick, RI; Houston, TX; Marina Del Rey, CA; Seattle, WA; Harrisburg, PA; Southington, CT; Pikesville, MD; Anchorage, AK; Greenwood Village, CO and Laguna Hills, CA. In June 2007, the Company completed a move of its corporate headquarters from New York, NY to Dublin, Ohio.

Results of Operations:

Three Month Period Ended March 31, 2009 Compared to March 31, 2008

	(Unaudited)		(Unaudited)
	Three Months Ended	% of	Three Months Ended	% of	$ Change	% Change
	March 31, 2009	Revenues	March 31, 2008	Revenues	2009 to 2008	2009 to 2008

Revenues	$12,643,246	100.0%	$8,940,459	100.0%	$3,702,787	41.4%

Operating expenses:
Selling, general and administrative expenses	10,651,384	84.2%	7,957,291	89.0%	2,694,093	33.9%
Depreciation and amortization	1,926,048	15.2%	1,463,080	16.4%	462,968	31.6%
Stock-based compensation	87,528	0.8%	511,023	5.7%	(423,495)	-82.9%

Total operating expenses	12,664,960	100.2%	9,931,394	111.1%	2,733,566	27.5%

Net operating income (loss)	(21,714)	-0.2%	(990,935)	-11.1%	969,221	-97.8%

Other income (expenses):
Change in fair value of derivative financial instruments	194,471	1.5%	376,157	4.2%	(181,686)	-48.3%
Interest expense	(1,039,444)	-8.2%	(940,010)	-10.5%	(99,434)	10.6%
Interest, dividend and rental income	8,807	0.1%	13,346	0.1%	(4,539)	-34.0%

Total other expense, net	(836,166)	-6.6%	(550,507)	-6.2%	(285,659)	51.9%

Net income (loss) before deferred income tax benefit	(857,880)	-6.8%	(1,541,442)	-17.3%	683,562	-44.3%

Income tax benefit (expense)	589,426	4.7%	371,397	4.2%	218,029	58.7%

Net income (loss) before preferred stock dividends	(268,454)	-2.1%	(1,170,045)	-13.1%	$901,591	-77.1%

Less: preferred stock dividends	(494,400)		(497,400)

Net income (loss) available to common stockholders	$(762,854)		$(1,667,445)

Net income (loss) per common share - basic and diluted	$(0.02)		$(0.05)

Weighted average common shares outstanding - basic and diluted	39,557,000		36,280,000

Operating Income

Revenues for the three months ended March 31, 2009 increased $3,702,787 to $12,643,246 compared to the three months ended March 31, 2008 as shown on the table above. The increase in revenues was due primarily to revenue of $2,851,803 generated by firms that were acquired during 2008 (CIAS, Alaska Pension, Kanter & Associates, REPTECH and TPG). The remaining growth in revenue of $850,984 during this three month period ended March 31, 2009 is due to growth at our existing subsidiaries and document restatement fees related to the Economic Growth and Tax Relief Reconciliation Act (“EGTRRA”).

Operating expenses for the three months ended March 31, 2009 increased $2,733,566 to $12,664,960 over the prior year's comparable three month period. As a percentage of revenue, operating expenses decreased to 100.2% for the three months ended March 31, 2009 as compared to 111.1% for the three months ended March 31, 2008.

Selling, general and administrative expenses for the three months ended March 31, 2009 increased $2,694,093 to $10,651,384 over the prior year's comparable three month period. The increase is the result of an additional $1,982,290 of selling, general and administrative expenses incurred by firms acquired during 2008 (CIAS, Alaska Pension, Kanter & Associates, REPTECH and TPG). In addition, selling, general and administrative expenses at corporate headquarters and existing subsidiaries increased by $711,803 as compared to the three months ended March 31, 2008 as a result of the Company’s information technology strategy and variable expenses from business growth. As a percentage of revenue, selling, general and administrative expenses decreased to 84.2% for the three months ended March 31, 2009 as compared to 89.0% for the three months ended March 31, 2008.

Depreciation and amortization for the three months ended March 31, 2009 increased $462,968 to $1,926,048 over the prior year's comparable three month period primarily due to amortization of intangible assets acquired in connection with our acquisitions during 2008. As a percentage of revenue, depreciation and amortization decreased to 15.2% for the three months ended March 31, 2009 as compared to 16.4% for the three months ended March 31, 2008.

Stock-based compensation for the three months ended March 31, 2009 decreased $423,495 to $87,528 over the prior year's comparable three month period due primarily to the issuance of 700,000 shares of common stock to the Chief Executive Officer in the prior period as part of his November 30, 2007 employment agreement. As a percentage of revenue, stock based compensation decreased to 0.8% for the three months ended March 31, 2009 as compared to 5.7% for the three months ended March 31, 2008.

Other Income (Expenses)

Net other expense was $836,166 for the three months ended March 31, 2009 as compared to $550,507 for the three months ended March 31, 2008. The change was primarily due to an increase in interest expense of $99,434, a decrease in the change of the fair value of the derivative financial instruments of $181,686, and a decrease in interest and rental income of $4,539. Interest expense increased as a result of additional borrowings on the senior term note and the revolver offset in part by lower average interest rates.

Preferred Stock Dividends

Preferred stock dividends were $494,400 for the three months ended March 31, 2009 as compared to $497,400 for the three months ended March 31, 2008. The decrease was due primarily to conversion of 100,000 shares of Series B cumulative preferred stock to common stock during the first quarter 2008.

Liquidity and Capital Resources:

Our cash, working capital (deficit) and stockholders' equity position is disclosed below:

	(Unaudited)	(Audited)
	March 31, 2009	December 31, 2008

Cash (includes restricted cash of $341,569 and $411,299)	$683,920	$531,446

Working Capital (deficit)	$(11,590,095)	$(11,195,773)

Stockholders' Equity	$13,666,948	$14,342,274

At March 31, 2009 and December 31, 2008, the Company's working capital deficit was approximately $11.6 million and $11.2 million, respectively and its accumulated deficit was approximately $21.9 million and $21.1 million, respectively. For the three months ended March 31, 2009 and March 31, 2008, the Company's net loss before preferred stock dividends were approximately $0.3 million and $1.2 million, respectively and its cash flows from operations were approximately $1.8 million and $1.2 million, respectively.

In 2009, management expects increased cash generated from operating activities as a result of annualized results from the Company’s 2008 acquisitions. In addition, through its senior lending arrangements, the Company has access to a Revolving Line of Credit of up to $2.0 million to supplement its cash generated from operations. At March 31, 2009, the Company had $1.6 million of principal outstanding and $0.4 million available under this arrangement. At December 31, 2008, the Company had $0.3 million of principal outstanding and $1.7 million available under this arrangement.

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

As a result of the dramatic decrease in the availability of credit in the marketplace and the uncertainty of the current equity markets, the Company expects limited acquisition activity in 2009. As a result, management’s focus in 2009 will be on enhancing operating efficiencies and increasing the effectiveness of the existing operating subsidiaries through the implementation of technology and operational upgrades.

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

Details of the changes in cash flows during the three month periods ended March 31, 2009 and 2008 are as follows:

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	March 31, 2009	March 31, 2008
Net cash provided by (used in) operating activities	$1,782,431	$1,193,843

Cash flows from investing activities:
Purchases of property and equipment	(142,389)	(72,441)
Acquisition of Alaska Pension Services	(1,476)	-
Acquisition of Lamoriello Entities	(50,810)	-
Acquisition of Alan N. Kanter & Associates	(28,313)	-
Acquisition of REPTECH Corp.	(183,322)	-
Acquisition of The Pension Group, Inc.	(1,288,269)	-
Net cash provided by (used in) investing activities	(1,694,579)	(72,441)

Cash flows from financing activities:
Proceeds from short-term debt	1,272,008	-
Payments on long-term debt and notes	(1,207,386)	(460,636)
Payment of deferred financing costs	-	(4,340)
Net cash provided by (used in) financing activities	64,622	(464,976)

Net increase (decrease) in cash	152,474	656,426

Cash, beginning of period	531,446	3,254,759

Cash, end of period	$683,920	$3,911,185

The Company had cash as of March 31, 2009 of $683,920, an increase of $152,474 from December 31, 2008.

Net cash provided by operating activities of $1,782,431 was primarily due to non-cash expenses of $1,617,968, a decrease in prepaid expenses of $37,444, an increase in accounts payable of $839,652, an increase in unearned revenue of $20,336, an increase in accrued expenses and current liabilities of $368,408, offset by a net loss of $268,454, and an increase in accounts receivables of $832,923.

The non-cash items were primarily composed of depreciation and amortization of $1,926,048, noncash interest of $388,289, stock-based compensation of $87,528, offset by a decrease in the deferred tax liability of $589,426, and a decrease in the fair value of derivative financial instruments of $194,471.

Net cash of $1,694,579 used in investing activities was due to $1,501,380 in funds expended in the acquisitions of Alaska Pension Services Ltd, Alan N. Kanter & Associates, REPTECH Corp., and The Pension Group, Inc., $50,810 in funds expended in contingency payments for the Lamoriello Entities, and $142,389 used in the purchase of property and equipment.

Net cash of $64,622 provided by financing activities was due to $1,272,008 in proceeds from short-term debt offset by $1,207,386 in payments of long-term debt.

The Company had cash as of March 31, 2008 of $3,911,185, an increase of $656,426 from December 31, 2007.

Net cash provided by operating activities of $1,193,843 was primarily due to non-cash items of $1,787,970, a decrease in prepaid expenses of $43,148, an increase in unearned revenue of $1,854,054, offset by a net loss of $1,170,045, an increase in accounts receivable of $632,087, a decrease in accounts payable of $170,819, and a decrease in accrued expenses and current liabilities of $518,378.

The non-cash items were primarily composed of depreciation and amortization of $1,462,730, noncash interest of $561,771, stock-based compensation of $511,023, offset by a decrease in the deferred tax liability of $371,397, and a decrease in the fair value of derivative financial instruments of $376,157.

Net cash of $72,441 used in investing activities was due to the purchase of property and equipment.

Net cash of $464,976 used in financing activities was primarily due to $460,636 in payments of long-term debt and $4,340 of deferred financing costs.

Revolving Line of Credit, Senior Term Note and Subordinated Senior Term Note

On November 30, 2007, the Company entered into (i) a Revolving Line of Credit and Term Loan Agreement (the "Senior Loan Agreement") with RBS Citizens Bank and (ii) a Securities Purchase and Loan Agreement (the "Subordinated Senior Agreement") with Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Lehman Brothers Commercial Bank (the “Subordinated Senior Lenders”). A principal amount of the proceeds generated from the two financings were used to retire existing debt. Pursuant to the Senior Loan Agreement, the Company entered into a Revolving Line of Credit Note in the initial amount of $1,000,000 (the "Revolver") and a Term Loan Promissory Note in the initial amount of $8,000,000 (the "Term Loan"). If certain conditions are satisfied, the Company may utilize additional financing under the Revolver up to $1,000,000 (the "Additional Revolver") and additional term loans up to $7,000,000 (the "Additional Term Loan") to fund future acquisitions. On July 15, 2008, the Company borrowed an additional $2,358,375 on the Senior Term Note. As part of the transaction, the Company paid $22,992 in deferred financing costs which will be amortized over the remaining life of the loan. On October 2, 2008, the Company borrowed an additional $1,937,760 on the Senior Term Note. On November 26, 2008, the Company borrowed the remaining $2,703,865 on the Senior Term Note exhausting the availability of funds under the Senior Term Note. The Term Loan and the Revolver bear interest at the applicable LIBOR rate of interest. The Term Loan and the Revolver mature on July 31, 2010. From closing through November 30, 2008, the Company was required to pay interest accruing on the Term Loan and the Revolver on the last day of the applicable LIBOR interest period. Subsequent to November 30, 2008, the Company is required to pay the applicable amount of interest owed on the Term Loan and the Revolver as well as a portion of the principal of the Term Loan based upon a five year straight line amortization schedule of $250,000 in principal on a monthly basis with the remaining outstanding principal balance to be paid in one lump sum on the date of maturity. Commencing January 1, 2008, the Company is obligated to pay an unused commitment fee on the first business day of each quarter for any amounts not used by the Company under the Additional Term Loan. The unused commitment fee to be paid is equal to one-quarter multiplied by the applicable basis point level, which is contingent upon the Company's ratio of total debt funded to EBITDA. The Senior Lender has a secured lien on all assets of the Company and its subsidiaries. The Company may prepay the Term Loan and the Revolver at anytime.  As of March 31, 2009, the outstanding principal balance on the Revolver and Senior Term Note was approximately $1.6 million and $14.0 million, respectively and the interest rate was 3.23% and 3.73%, respectively. As of December 31, 2008, the outstanding principal balance on the Revolver and Senior Term Note was approximately $0.3 million and $14.8 million, respectively and the interest rate was 4.18% and 4.68%, respectively.

The Subordinated Senior Note bears interest at 15% of which 12% is due and payable on a monthly basis and 3% (the "Compounded Rate") is compounded monthly and added to the principal amount of the Subordinated Senior Note. The Senior Subordinated Note matures on the earlier of January 31, 2011, the occurrence of a capital transaction, or an event of default. A capital transaction includes the sale, disposition, dissolution or liquidation of the Company's assets or subsidiaries, the acquisition by any person of 30% or more of the Company's common stock or a public offering in the minimum amount of $20,000,000 (a "Capital Transaction"). The Subordinated Senior Lenders have a secured lien on all assets of the Company and its subsidiaries and would be entitled to foreclose on the Company's assets in the event of default, subject to the rights of the Senior Lender. The Company may prepay the Subordinated Senior Notes at any time after May 30, 2009. As of March 31, 2009 and December 31, 2008, approximately $12.6 million and $12.4 million, respectively, were outstanding under the Subordinated Senior Agreement.

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

On November 3, 2008, Woodside Capital Partners V, LLC and Woodside Capital Partners V QP, LLC (“Woodside Purchasers”) acquired all of the Subordinated Senior Notes and Subordinated Senior Warrants held by Lehman Brothers Commercial Bank (“Lehman”). Concurrent with the sale of the Subordinated Senior Notes and Subordinated Senior Warrants by Lehman, the Company and the Woodside Purchasers entered into a side letter agreement whereby the Woodside Purchasers agreed that in the event that a capital transaction is consummated on or prior to May 4, 2009, the Woodside Purchasers shall surrender each of the assigned Subordinated Senior Warrants held by it to the Company for cancellation and forfeit its right to receive its portion of the conditional interest payment and fee arrangement assigned to it by Lehman. In consideration of the support of Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC and Woodside Capital Partners V QP, LLC (collectively, the “Woodside Holders”) in connection with the Company’s capital requirements and assistance with the Company’s evaluation and implementation of its strategic objectives, the Company agreed that, in the event that a capital transaction was consummated on or prior to May 4, 2009, the Company would have paid to the Woodside Holders a consulting fee in an amount equal to $1,000,000 ..

Under the terms of the Senior Loan Agreement and the Subordinated Senior Agreement, the Company is subject to meeting certain restrictive quarterly financial covenants which, among other things, require the Company to maintain certain minimum Adjusted EBITDA and certain leverage and fixed charge coverage ratios. Adjusted EBITDA is a financial performance metric which is not recognized by accounting principles generally accepted in the United States of America. As of March 31, 2009, the Company was in compliance with all restrictive covenants as amended. As of December 31, 2008, the Company was not in compliance with certain restrictive covenants. The Company’s decline in asset based revenues, as a result of the dramatic decline in the U.S. equity markets in the second half of 2008, negatively impacted its ability to achieve Adjusted EBITDA targets as planned and three out of five related debt covenants presented below. As a result, management entered into a waiver and amendment agreement with the senior lender in March 2009. Under the terms of the Waiver and Amendment Agreement, the senior lender has waived the existing defaults on the debt covenants at December 31, 2008. The Company will also be subject to higher interest rates over the remaining term of the original agreement where the term note and the Revolving Line of Credit are subject to an increased interest rate of 1.25% and 1.75%, respectively. The Company estimates the increased interest rates will result in increased interest expense for the remainder of 2009 of approximately $168,000. In addition, the Company incurred one-time amendment fees in total of $100,625 (of which $60,000 was added to the Subordinated Senior Note) upon the effective date to senior and subordinated senior lenders and is now subject to a 0.25% unused commitment fee on the Revolving Line of Credit which the Company does not expect to be material. The senior and subordinated lenders will also have approval rights for all future acquisitions and the Company will be subject to more frequent and timely compliance and reporting requirements with the senior lender. The tabular presentation sets forth the Company’s most restrictive covenants for the trailing twelve month periods ended December 31, 2008, as originally defined, and March 31, 2009, as amended by quarter for 2009.

	Amended
	2009				2008

	Q1	Q2	Q3	Q4
Minimum Adjusted EBITDA (1)
Actual	$8,798,069	$-	$-	$-	$7,935,070	*
Covenant	$8,400,000	$9,000,000	$9,050,000	$10,100,000	$8,000,000

Maximum Leverage Ratio (2)
Actual	3.11	-	-	-	3.28	*
Covenant	3.25	3.25	3.25	2.75	3.00

Minimum Fixed Charge Coverage Ratio (3)
Actual	1.12	-	-	-	1.12	*
Covenant	1.05	1.00	1.00	1.20	1.25

Minimum Interest Coverage Ratio (4)
Actual	3.09	-	-	-	2.82
Covenant	2.25	2.25	2.25	2.50	2.00

Maximum Ratio of Total Funded Debt to Net Worth (5)
Actual	1.45	-	-	-	1.51
Covenant	2.00	2.00	2.00	2.00	2.50

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

Seller Financing

In connection with our acquisition strategy, part of the purchase price is paid through seller financed instruments. As of March 31, 2009, total funds due to former owners were $4,147,656. Of this amount, $2,952,578 is due in the next 12 months and $1,195,078 is due thereafter. Seller financed instruments bear interest at 6% to 8% per annum. All seller financed instruments are uncollateralized.

On February 24, 2009, the Company executed a Restructured Promissory Note (the “TPA Restructured Note Agreement”) with the sellers of The Pension Alliance, Inc. (“TPA”) under which the parties agreed to execute replacement notes superseding and terminating all existing promissory notes with the sellers. Under the TPA Restructured Note Agreement, the Company agreed to issue promissory notes for an aggregate of $837,500 payable in nine equal principal monthly installments of $93,056, plus accrued interest, beginning on July 1, 2009 and ending March 1, 2010 at an interest rate of 8% per annum. Interest accrued on superseded promissory notes was paid to the sellers within fifteen business days after the effective date of the TPA Restructured Note Agreement.

On February 28, 2009, the Company executed a Restructured Promissory Note (the “Pentec Restructured Note Agreement”) with the seller of Pentec, Inc. and Pentec Capital Management, Inc. (“Pentec and PCM”) under which the parties agreed to execute replacement notes superseding and terminating all existing promissory notes with the seller. Under the Pentec Restructured Note Agreement, the Company agreed to issue a promissory note of $600,000 payable in six equal principal monthly installments of $100,000, plus accrued interest, beginning on July 1, 2009 and ending December 1, 2009 at an interest rate of 8% per annum. Interest accrued on superseded promissory notes was paid to the seller within fifteen business days after the effective date of the Pentec Restructured Note Agreement.

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

On March 24, 2009, the Company executed two promissory notes each for $75,000 payable to sellers of TPG in lieu of full payment of their portion of the additional payment for $467,500, prior to any adjustments, due at March 26, 2009 under the TPG Agreement. The notes are due June 26, 2009, and are subject to interest of 8% per annum.

 Future Contractual Obligations

The following table shows the Company's present and future contractual obligations as of March 31, 2009:

	(Unaudited)
	March 31, 2009
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years

Operating Lease Obligations	$5,788,628	$2,222,413	$3,028,553	$537,662

Employment Contracts	$2,255,773	$1,571,014	$684,759	$-

Revolving Line of Credit	$1,600,000	$1,600,000	$-	$-

Short and Long Term Debt	$30,791,087	$5,984,746	$24,791,543	$14,798

Total Contractual Cash Obligations	$40,435,488	$11,378,173	$28,504,855	$552,460

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates. The policies below are considered by management to be critical to the understanding of the Company’s condensed consolidated financial statements because their application places a significant demand on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain.

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

The Company recognizes revenue from these sources, as follows:

Third party administration:
•	Persuasive evidence of an arrangement between the Company and its clients exists;
•	Delivery of a completed product to the client has occurred or the service has been provided to the customer;
•	The price to the client is fixed and determinable;
•	Collectability of the sales price is reasonably assured.

Financial planning and investment advisory fees and securities:
•	As services are rendered;
•	Contingent commissions are recorded as revenue when earned and determinable and collection is reasonably assured.

Insurance:
•	The policy application is substantially complete;
•	The premium is paid;
•	The insured party is contractually committed to the purchase of the insurance policy.

Management's Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated interim financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these consolidated interim financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities and related disclosure of contingent assets and liabilities at the date of the consolidated interim financial statements and the reported amounts for revenues and expenses during the reporting period. On an ongoing basis, management evaluates estimates, including those related to allowances for doubtful accounts, as described above, income taxes, bad debts, and contingencies. We base our estimates on historical data, when available, experience, and on various other assumptions that are believed to be reasonable under the circumstances, the combined results of which form the basis for making judgments approximating the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates.

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

In accordance with SFAS No. 144, long-lived assets, such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Share Based Payments

The Company complies with the fair value recognition provisions of SFAS No. 123(R), "Share Based Payment" and the SEC's SAB No. 107, "Valuation of Share-Based Payment Arrangements for Public Companies." SFAS No. 123(R) requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model.

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

Adoption of New Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS No. 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS No. 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. SFAS No. 160 is effective for the Company beginning January 1, 2009. SFAS No. 160 does not have a material impact on the Company’s condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)") which requires the acquiring entity in a business combination to recognize most identifiable assets acquired, liabilities assumed, non-controlling interests and goodwill acquired in a business combination at full fair value; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for the Company beginning January 1, 2009. The adoption of SFAS 141(R) on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows during the first quarter of 2009. However, the application of SFAS 141(R) to future acquisitions could impact the Company’s financial condition and results of operations and the reporting of acquisitions in the condensed consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company does not make it a practice to participate in derivative transactions except in financing arrangements with lenders. See Note 5, Long-term Debt and Derivative Liabilities, for further discussion as it relates to the accounting treatment and effect on the Company’s Condensed Consolidated Balance Sheets as of March 31, 2009 and December 31, 2008.  The resulting change in fair value of derivative financial instruments is disclosed on the Company’s Condensed Consolidated Statements of Operations and Cash Flows as of March 31, 2009 and March 31, 2008.  The Company currently does not participate in any hedging transactions.

In April 2009, the FASB issued FSP No. FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies” (“FSP FAS 141R-1”), which amends and clarifies SFAS 141R to address application issues, including: (1) initial recognition and measurement; (2) subsequent measurement and accounting; and (3) disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141R-1 was prospectively effective for business combinations consummated in fiscal years beginning on or after December 15, 2008, with early application prohibited. The adoption of FSP FAS 141R-1 on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows during the first quarter of 2009. However, the application of FSP FAS 141R-1 to future acquisitions could impact the Company’s financial condition and results of operations and the reporting of acquisitions in the condensed consolidated financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies that convertible instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and is to be applied retrospectively for all periods that are presented in the annual financial statements for the period of adoption. FSP APB 14-1 does not have a material impact on the Company’s condensed consolidated financial statements.

New Accounting Pronouncements

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. It is effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of this statement is not expected to have a material effect on the Company’s condensed consolidated financial statements.

In April 2009, the Financial Accounting Standards Board (“FASB”) issued FASB Staff Position (“FSP”) FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP 157-4”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. The Company is currently assessing the effects of adopting FSP 157-4.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends Statement of Financial Accounting Standards (“SFAS”) No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) to require disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 is effective for periods ending after June 15, 2009, with comparative disclosures required only for periods ending subsequent to initial adoption. The Company is currently assessing the effects of adopting FSP FAS 107-1.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to our stockholders.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risks

As a “Smaller Reporting Company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

None

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

On January 30, 2009, the Company entered into a Separation Agreement with John Schroepfer, Interim Chief Financial Officer, under which the parties agreed that Mr. Schroepfer would resign as Interim Chief Financial Officer. The Agreement called for a continuation of his salary, as well as, his life, health and disability insurance through July 21, 2009.

On March 30, 2009, the Company entered into a waiver and amendment agreement with the senior lender. Under the terms of the Waiver and Amendment Agreement, the senior lender has waived the existing defaults on the debt covenants at December 31, 2008 and amended the debt covenant for the remainder of the loan agreements.

Effective April 14, 2009, the Company entered into an Employment Agreement with John M. Davis, the Company’s President and Chief Operating Officer. The employment agreement provides for a term through December 31, 2010, which is automatically renewable for a period of one year unless either party provides the other with notice 30 days prior to the end of the term that the term shall not be extended. Mr. Davis is entitled to receive the following compensation in accordance with his employment agreement:

•	Annual salary of $309,000;

•
For each year under the term of the employment agreement, Mr. Davis is eligible to receive a bonus equal to 50% of his annual salary based upon the achievement of performance targets and objectives as established by the Company’s Board of Directors.

•
Option grant to purchase 600,000 shares of common stock of the Company at $0.20 per share of which 300,000 shares vested on April 14, 2009, 150,000 shares will vest on December 31, 2009 and 150,000 shares will vest on December 31, 2010.

•	And a home office and car allowance of $1,000 per month.

•	Continuation of health, life and disability insurance.

Mr. Davis has temporarily foregone receiving the salary increase and the $1,000 monthly home office and car allowance to be consistent with policies and procedures implemented throughout the Company.

Effective April 15, 2009, the Company entered into an Employment Agreement with Christopher W. Larkin, the Company’s Chief Financial Officer. The employment agreement provides for a term through December 31, 2010, which is automatically renewable for a period of one year unless either party provides the other with notice 30 days prior to the end of the term that the term shall not be extended. Mr. Larkin is entitled to receive the following compensation in accordance with his employment agreement:

•	Annual salary of $200,000;

•
For each year under the term of the employment agreement, Mr. Larkin is eligible to receive a bonus equal to 35% of his annual salary based upon the achievement of performance targets and objectives as established by the Company’s Board of Directors.

•
Option grant to purchase 250,000 shares of common stock of the Company at $0.20 per share of which 150,000 shares vested on April 15, 2009, 50,000 shares will vest on December 31, 2009 and 50,000 shares will vest on December 31, 2010.

•	Continuation of health, life and disability insurance.

Mr. Larkin has temporarily foregone receiving the salary increase to be consistent with policies and procedures implemented throughout the Company.

On May 14, 2009, the Company entered into a Separation Agreement with Robert C. Thompson, Senior Vice President and National Sales Manager, under which the parties agreed that Mr. Thompson would resign as Senior Vice President and National Sales Director. The Agreement called for a continuation of his salary, as well as, his life, health and disability insurance through August 15, 2009.

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended. (Incorporated by reference to Form S-18 filed with the Securities and Exchange Commission on October 7, 1985))

3.2	Amended and Restated Bylaws of the Company. (Incorporated by reference to Form 8-K_filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

3.3
Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 19, 2005. (File No.000-51252))

3.4
Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 14, 2005. (File No.000-51252))

3.5
Articles of Amendment to the Articles of Incorporation dated August19, 2004. (Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 21, 2006. (File No. 333-136790))

3.6
Articles of Amendment to the Articles of Incorporation dated March 2, 2005. (Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 21, 2006. (File No. 333-136790))

3.7
Articles of Amendment to the Articles of Incorporation dated March 15, 2005. (Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 21, 2006. (File No. 333-136790))

3.8
Articles of Amendment to the Articles of Incorporation dated March 21, 2005. (Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 21, 2006. (File No. 333-136790))

3.9
Certificate of Designation of Preferences, Rights and Limitations of Series D Cumulative Convertible Preferred Stock. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 27, 2006. (File No. 002-98138-A))

3.10
Certificate of Designation of Preferences, Rights and Limitations of Series E Cumulative Convertible Preferred Stock. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 26, 2006. (File No. 002-98138-A))

4.1
Securities Purchase Agreement dated March 9, 2005 by and between the Company and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.2
Secured Convertible Term Note dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.3
Secured Convertible Term Note dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.4
Common Stock Option dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.5
Master Security Agreement dated March 9, 2005 among Fast Eddie Racing Stables, Inc., Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.6
Stock Pledge Agreement dated March 9, 2005 among Fast Eddie Racing Stables, Inc., Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.7
Subsidiary Guaranty dated March 9, 2005 executed by Duncan Capital Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.8
Registration Rights Agreement dated March 9, 2005 by and between Fast Eddie Racing Stables, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.9
Common Stock Purchase Warrant dated March 9, 2005 issued by Duncan Capital Financial Group, Inc. to Richard E. Stierwalt. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.10
Common Stock Purchase Warrant dated March 9, 2005 issued by Duncan Capital Financial Group, Inc. to Leonard Neuhaus. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.11
Form of Stock Option Agreement, dated March 9, 2005, between the Company and certain non-management directors. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 19, 2005.))

4.12
Securities Purchase Agreement dated November 30, 2005 entered by and between National Investment Mangers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252))

4.13
Securities Purchase Agreement dated November 30, 2005 entered by and between National Investment Mangers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252))

4.14
Securities Purchase Agreement dated November 30, 2005 entered by and between National Investment Mangers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252))

4.15
Convertible Promissory Note, dated August 2, 2005, issued by the Company to Stephen H. Rosen. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005.(File No.000-51252))

4.16
Convertible Promissory Note, dated August 2, 2005, issued by the Company to Elizabeth Davies. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

4.17
Common Stock Option, dated August 2, 2005, issued by the Company to Stephen H. Rosen. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

4.18
Common Stock Option, dated August 2, 2005, issued by the Company to Stephen H. Rosen. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

4.19
Form of Subscription Agreement for Series B Cumulative Convertible Preferred Stock. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 20, 2005. (File No.000-51252))

4.20
Form of Subscription Agreement for Series C Cumulative Convertible Preferred Stock. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 14, 2005. (File No.000-51252))

4.21	Amendment Agreement entered by and between the Company and Laurus Master Fund Ltd. dated August 2006.

4.22
Securities Purchase Agreement dated May 30, 2006 by and between National Investment Managers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 5, 2006. (File No.000-51252))

4.23
Secured Non-Convertible Term Note payable to Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 5, 2006. (File No.000-51252))

4.24
Secured Non-Convertible Term Note payable to Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 5, 2006. (File No.000-51252))

4.25
Registration Rights Agreement dated May 30, 2006 by and between National Investment Managers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 5, 2006. (File No.000-51252))

4.26
Letter Agreement dated May 30, 2006 by and between National Investment Managers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 5, 2006. (File No.000-51252))

4.27
Amendment dated May 30, 2006 by and between National Investment Managers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 5, 2006. (File No.000-51252))

4.28
Agreement dated June 14, 2006 by and between National Investment Managers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2006. (File No.000-51252))

4.29
Common Stock Purchase Warrant dated May 30, 2006 issued to Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2006. (File No.000-51252))

4.30
Letter from Laurus Master Fund, Ltd. to National Investment Managers Inc., dated June 14, 2006. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2006. (File No.000-51252))

4.31
Form of Subscription Agreement for Series D Cumulative Convertible Preferred Stock. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 27, 2006. (File No. 002-98138-A))

4.32	Form of Common Stock Purchase Warrant. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 27, 2006. (File No. 002-98138-A))

4.33	Form of Common Stock Purchase Warrant. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 27, 2006. (File No. 002-98138-A))

4.34	Form of Common Stock Purchase Warrant. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 26, 2006. (File No. 002-98138-A))

4.35
Revolving Line of Credit and Term Loan Agreement by and between National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.36
Revolving Line of Credit Note issued by National Investment Managers Inc. issued to RBS Citizens, National Association dated November 30, 2007. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.37
Term Promissory Note issued by National Investment Managers Inc. issued to RBS Citizens, National Association dated November 30, 2007. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.38
Stock Pledge Agreement by and between National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.39
Security Agreement by and between National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.40
Form of Stock Pledge Agreement by and between the subsidiaries of National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252)

4.41
Form of Security Agreement by and between the subsidiaries of National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.42
Form of Guaranty by and between the subsidiaries of National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.43
Securities Purchase and Loan Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Lehman Brothers Commercial Bank and Woodside Agency Services, LLC, as collateral agent, dated November 30, 2007. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.44
Securities Purchase and Loan Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Lehman Brothers Commercial Bank and Woodside Agency Services, LLC, as collateral agent, dated November 30, 2007. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.45
Form of Warrant exercisable at $0.50 per share issued by National Investment Managers Inc. to Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.46
Form of Warrant exercisable at $1.00 per share issued by National Investment Managers Inc. to Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.47
Form of Warrant exercisable at $1.50 per share issued by National Investment Managers Inc. to Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.48
Registration Rights Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.49
Contingent Interest Payment Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.50
Fee Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.51
Fee Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.52
Security Agreement by and between National Investment Managers Inc., its subsidiaries and Woodside Agency Services, LLC dated November 30, 2007. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.53
Guaranty by and between National Investment Managers Inc., its subsidiaries and Woodside Agency Services, LLC dated November 30, 2007. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.54
Securities Purchase Agreement by and between National Investment Managers Inc. and Valens U.S. SPV I, LLC and Valens Offshore SPV I, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.55
Amendment No., 1 to Revolving Line of Credit and Term Loan Agreement by and between Citizens RBS, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

4.56
Consent and Amendment No. 1 to Securities Purchase and Loan Agreement by and among National Investment Managers Inc., Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Lehman Brothers Commercial Bank and Woodside Agency Services, LLC as collateral agent. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

4.57	Amendment No., 4 to Revolving Line of Credit and Term Loan Agreement by and between Citizens RBS, National Association, and National Investment Managers Inc.

4.58	Amendment No. 4 to Intercreditor and Subordination Agreement by and between RBS Citizens, National Association, and National Investment Managers Inc.

4.59
Letter Agreement entered into by and between National Investment Managers Inc., Woodside Capital Partners V, LLC, Woodside Capital Partners V QP, LLC, Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Woodside Agency Services LLC. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 7, 2008. (File No. 000-51252))

4.60
Letter Agreement entered into by and between National Investment Managers Inc., Woodside Capital Partners V, LLC, Woodside Capital Partners V QP, LLC, Woodside Capital Partners IV, LLC and Woodside Capital Partners IV QP, LLC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 7, 2008. (File No. 000-51252))

4.61
Stock Transfer Agreement dated November 3, 2008 among IBF Fund Liquidating LLC, National Investment Managers Inc., DCI Master LDC and Duncan Capital Group LLC. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 7, 2008 (File No. 000-51252))

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

4.65
Amendment No. 7 to Intercreditor and Subordination Agreement by and between RBS Citizens, National Association, Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc.

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

10.1
Agreement and Plan of Reorganization, dated as of February 18, 2005 by and among Fast Eddie Racing Stables, Inc, Glenn A. Little, Duncan Capital Financial Group, Inc. and FERS Acquisition Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.2
Employment Agreement, dated as of December 23, 2004, between Duncan Capital Financial Group, Inc. and Richard E. Stierwalt. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

10.3
Employment Agreement, dated as of January 1, 2005, between Duncan Capital Financial Group, Inc. and Leonard Neuhaus. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

10.4
12% Senior Secured Note, dated January 27, 2005, in the original principal amount of $350,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC. (formerly known as DCOFI Master LDC) (Incorporated by reference to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.5
Securities Purchase Agreement, dated as of January 27, 2005, between Duncan Capital Financial Group, Inc. and CAMOFI Master LDC. (Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.6
Security Agreement, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein Inc. and CAMOFI Master LDC. (Incorporated by reference to Form SB-2_filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.7
Subsidiary Guarantee, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein Inc. in favor of CAMOFI Master LDC. (Incorporated by reference to Form SB-2/A_filed with the Securities and Exchange Commission on June 17, 2005. (File No.333-124161))

10.8
12% Senior Secured Note, dated May 4, 2005, in the original principal amount of $150,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC. (Incorporated by reference to Form SB-2/A_filed with the Securities and Exchange Commission on June 17, 2005. (File No.333-124161))

10.9	Agreement, dated as of June 15, 2005, between the Company and Richard Berman. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on June 17, 2005.)

10.10
Asset Purchase Agreement between National Investment Mangers Inc. and American Benefit Resources, Inc. dated November 1, 2005. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 4, 2005. (File No.000-51252))

10.11
A/R Escrow Agreement by and among National Investment Mangers Inc., JP Morgan Chase Bank, N.A. and American Benefit Resources, Inc. dated November 30, 2005. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252)

10.12
Indemnification Escrow Agreement by and among National Investment Mangers Inc., JP Morgan Chase Bank, N.A. and American Benefit Resources, Inc. dated November 30, 2005. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252)

10.13
Registration Rights Agreement between National Investment Mangers Inc., American Benefit Resources, Inc. and Arthur J. Steinberg as manager of IBF Fund Liquidating LLC dated November 30, 2005.(Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No.000-51252))

10.14
Stock Purchase Agreement, dated August 2, 2005, among the Company, Stephen H. Rosen Associates, Inc., Stephen H. Rosen and Elizabeth Davies. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

10.15
Stock Purchase Agreement, dated August 2, 2005, among the Company, Haddon Strategic Alliances, Inc. and John Ermilio. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

10.16
Employment Agreement, dated as of August 2, 2005, between the Company and Stephen H. Rosen. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

10.17
Noncompetition Agreement, dated as of August 2, 2005, between the Company and Stephen H. Rosen. (Incorporated by reference to Form 8-Kfiled with the Securities and Exchange Commission on August 5, 2005 (File No.000-51252))

10.18
Noncompetition Agreement, dated as of August 2, 2005, between the Company and John Ermilio. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No.000-51252))

10.19
Agreement and Plan of Merger Dated as of January 4, 2006 by and among Jack C. Holland, Steven R. Eyer, Valley Forge Enterprises, Ltd., VFE Merger Corp. and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.20
Employment Agreement dated January 1, 2006 by and between Steven R. Eyer and Valley Forge Enterprises, Ltd (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.21
Employment Agreement dated January 1, 2006 by and between Jack C. Holland and Valley Forge Enterprises, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.22
Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated January 1, 2006 by and between Steven R. Eyer and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.23
Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated January 1, 2006 by and between Jack C. Holland and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No.000-51252))

10.24
Employment Agreement dated March 1, 2006 by and between Leonard Neuhaus and the Company (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2006. (File No.000-51252)

10.25
Consulting Agreement dated March 1, 2006 by and between Richard Stierwalt and the Company (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2006. (File No.000-51252))

10.26	Employment Agreement dated March 2006 by and between Steven Ross and the Company. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 17, 2006.)

10.27
Consulting Agreement dated January 1, 2006 by and between DC Associates LLC and the Company. (Incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006.)

10.28	Put Agreement entered by and among American Benefit Resources, Inc., IBF Fund Liquidating LLC and Duncan Capital Group LLC.

10.29	Put Agreement entered by and among American Benefit Resources, Inc., BF Fund Liquidating LLC and Duncan Capital Group LLC.

10.30
Stock Purchase Agreement by and between National Investment Managers Inc., The LAMCO Group, Inc., Lamoriello & Co., Inc., Circle Pension, Inc., Southeastern Pension Services, Inc. and Nicholas J. Lamoriello. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.31	Stock Option issued to Nicholas J. Lamoriello (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.32
Escrow Agreement entered by and between National Investment Managers Inc. and The LAMCO Group, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.33
Cross Sales Agreement entered between National Investment Managers Inc. and The LAMCO Group, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.34
Technology Agreement entered between National Investment Managers Inc. and The LAMCO Group, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.35
Management entered between National Investment Managers Inc., Nicholas J. Lamoriello and Stephen R. Zito. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.36
Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc., Nicholas J. Lamoriello and The LAMCO Group, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.37
Joinder Agreement between Laurus Master Fund, Ltd., Lamoriello & Co. Inc., Circle Pension, Inc., and Southeastern Pension Services, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 10, 2006. (File No. 000-51252))

10.38
Employment Agreement dated October 24, 2006 by and between Steven Ross and the Company. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 26, 2006. (File No. 000-51252))

10.39
Stock Purchase Agreement by and between National Investment Managers Inc., National Actuarial Pension Services, Inc., Charles McLeod and Mary H. McLeod. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.40
Promissory Note issued by National Investment Managers Inc. to Charles McLeod and Mary H. McLeod. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.41
Promissory Note issued by National Investment Managers Inc. to Charles McLeod and Mary H. McLeod (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252)

10.42
Promissory Note issued by National Investment Managers Inc. to Charles McLeod and Mary H. McLeod. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.43
Employment Agreement entered between National Investment Managers Inc. and Mary McLeod. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.44
Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Charles McLeod and Mary H. McLeod. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.45
Joinder Agreement between Laurus Master Fund, Ltd. and National Actuarial Pension Services, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.46
Joinder Agreement between Laurus Master Fund, Ltd. and National Actuarial Pension Services, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2006. (File No. 000-51252))

10.47
Agreement between National Investment Managers Inc. and Duncan Capital Group LLC, a Delaware limited liability company and DCI Master LDC. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 22, 2006. (File No. 000-51252))

10.48
Stock Purchase Agreement by and between National Investment Managers Inc., Benefit Dynamics, Inc., Jo Ann Massanova and Carmen Laverghetta. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.49
Form of Promissory Note issued by National Investment Managers Inc. payable March 2, 2008. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.50
Form of Promissory Note issued by National Investment Managers Inc. payable March 2, 2009. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.51
Employment Agreement entered between Benefit Dynamics, Inc. and Jo Ann Massanova. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.52
Employment Agreement entered between Benefit Dynamics, Inc. and Carmen Laverghetta. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.53
Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Jo Ann Massanova. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.54
Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Jo Ann Massanova. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.55
Joinder Agreement between Laurus Master Fund, Ltd. and Benefit Dynamics, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.56
Stock Option Agreement entered by and between the Company and Jo Ann Massanova. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 4, 2007. (File No. 000-51252))

10.57
Stock Purchase Agreement by and between National Investment Managers Inc., Renee J. Conner, William Renninger and The Pension Alliance, Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.58
Promissory Note issued by National Investment Managers Inc. to Renee J. Conner due April 28, 2008. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.59
Promissory Note issued by National Investment Managers Inc. to William Renninger due April 28, 2008. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.60
Promissory Note issued by National Investment Managers Inc. to Renee J. Conner due April 28, 2009. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.61
Promissory Note issued by National Investment Managers Inc. to Renee J. Conner due April 28, 2009. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.62
Employment Agreement entered between National Investment Managers Inc. and Renee J. Conner. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.63
Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Charles McLeod and Mary H. McLeod. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.64
Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Charles McLeod and Mary H. McLeod. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No.000-51252))

10.65
Stock Purchase Agreement by and between National Investment Managers Inc., Pentec, Inc., Pentec Capital Management, Inc. and Michael E. Callahan. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.66
Promissory Note issued by National Investment Managers Inc. to Michael E. Callahan. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.67
Employment Agreement entered between Pentec, Inc., Pentec Capital Management, Inc. and Michael Callahan. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.68
Non-Competition, Non-Disclosure and Non-Solicitation Agreement between National Investment Managers Inc. and Michael Callahan. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2007. (File No. 000-51252))

10.69
Addendum to Employment Agreement by and between the Company and Steven J. Ross. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 29, 2007. (File No. 000-51252))

10.70
Addendum to Employment Agreement by and between the Company and Leonard Neuhaus. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 29, 2007. (File No. 000-51252))

10.71	Employment Agreement by and between the Company and John Davis. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 29, 2007. (File No. 000-51252))

10.72
Second Omnibus Amendment and Waiver, dated as of May 2, 2007, by and between National Investment Managers, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 7, 2007. (File No. 000-51252))

10.73
Second Omnibus Amendment and Waiver, dated as of May 2, 2007, by and between National Investment Managers, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 7, 2007. (File No. 000-51252))

10.74
Second Omnibus Amendment and Waiver, dated as of May 2, 2007, by and between National Investment Managers, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 7, 2007. (File No. 000-51252))

10.75
Employment Agreement by and between National Investment Managers Inc. and Steven Ross. (to be filed by amendment) (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

10.76
Agreement by and between National Investment Managers Inc. and DC Associates LLC (“DCA”), and Michael Crow. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

10.77
Amendment No. 1 to the Agreement, dated as of November 30, 2007 by and among National Investment Managers Inc. Duncan Capital Group LLC and DCI Master LDC. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

10.78
Stock Purchase Agreement among National Investment Managers Inc., California Investment Annuity Sales, Inc., Richard L. Kaplan and Hana E. Kaplan Inter Vivos Trust Agreement dated 1/29/97 as amended and restated 1/10/03 and Anthony Delfino dated April 3, 2008. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.79
Employment Agreement by and between Richard L. Kaplan and VEBA Administrators, Inc. dated April 3, 2008. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.80
Consulting Agreement by and between Anthony S. Delfino and VEBA Administrators, Inc. dated April 3, 2008. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.81
Non-Disclosure and Non-Solicitation Agreement by and between Anthony S. Delfino and National Investment Managers Inc. dated April 3, 2008. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.82
Non-Disclosure and Non-Solicitation Agreement by and between Richard Kaplan and National Investment Managers Inc. dated April 3, 2008. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.83	Promissory Note payable to Anthony S. Delfino. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.84	Promissory Note payable to Richard Kaplan. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.85
Settlement Agreement and Release by and between Renee J. Conner, William E. Renninger and National Investment Managers Inc. dated May 15, 2008. (Incorporated by reference to the Form 10Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2008. (File No. 000-51252))

10.86
Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due April 30, 2009. (Incorporated by reference to the Form 10Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2008. (File No. 000-51252))

10.87
Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due October 31, 2009. (Incorporated by reference to the Form 10Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2008. (File No. 000-51252))

10.88
Addendum to the Employment Agreement by and between National Investment Managers Inc. and John M. Davis. (Incorporated by reference to the Form 10Q Quarterly Report filed with the Securities and Exchange Commission on August 14, 2008. (File No. 000-51252))

10.89	Agreement by and between National Investment Managers Inc. and Richard Berman.

10.90
Stock Purchase Agreement by and among National Investment Managers, Pension Technical Services, Inc., Ralph W. Shaw and Eileen A. Baldwin-Shaw (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.91
Promissory Note issued to Ralph W. Shaw and Eileen A. Baldwin-Shaw due December 2009. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.92
Promissory Note issued to Ralph W. Shaw and Eileen A. Baldwin-Shaw due December 2010. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.93
Employment Agreement entered by and between Pension Technical Services, Inc. and Ralph W. Shaw. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.94
Employment Agreement entered by and between Pension Technical Services, Inc. and Eileen A. Baldwin-Shaw. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.95
Stock Purchase Agreement by and among National Investment Managers, Peter R. Stephan, individually and as Trustee of The Stephan Family Trust Dated August 2, 1993, James R. Norman, Jr., individually and as Trustee of The Norman Living Trust Dated December 7, 2005, Rise Spiegel, individually and as Trustee of The Rise Norris Spiegel Trust Dated November 16, 2005 and the Pension Group, Inc. (Incorporated by reference to Form 8-K/A filed with the Securities and Exchange Commission on December 3, 2008. (File No. 000-51252))

10.96
Promissory Note issued to Peter R. Stephan, James R. Norman, Jr. and Rise Spiegel due January 2010. (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.97
Promissory Note issued to Peter R. Stephan, James R. Norman, Jr. and Rise Spiegel due January 2011. (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.98
Employment Agreement entered by and between The Pension Group, Inc. and Peter R. Stephan. (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.99
Employment Agreement entered by and between The Pension Group, Inc. and James R. Norman, Jr. (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.100
Employment Agreement entered by and between The Pension Group, Inc. and Rise Spiegel. (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.101
Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due March 1, 2010. (Incorporated by reference to the Form 10K Annual Report filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.102
Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due March 1, 2010. (Incorporated by reference to the Form 10K Annual Report filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.103
Promissory Note issued by National Investment Managers, Inc. to Michael E. Callahan due December 1, 2009.  (Incorporated by reference to the Form 10K Annual Report filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.104
Promissory Note issued by National Investment Managers, Inc. to Richard Kaplan due June 15, 2010.  (Incorporated by reference to the Form 10K Annual Report filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.105
Promissory Note issued by National Investment Managers, Inc. to Anthony Delfino due June 15, 2010.  (Incorporated by reference to the Form 10K Annual Report filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.106
Employment Agreement entered by and between the Company and John M. Davis dated April 1, 2009. (Incorporated by reference to the Form 10Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2009. (File No. 000-51252)).

10.107
Employment Agreement entered by and between the Company and Christopher W. Larkin dated April 1, 2009. (Incorporated by reference to the Form 10Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2009. (File No. 000-51252)).

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

NATIONAL INVESTMENT MANAGERS INC.

Registrant

Dated: May 15, 2009	/s/ Steven J. Ross
Steven J. Ross
Chief Executive Officer

Dated: May 15, 2009	/s/ Christopher W. Larkin
Christopher W. Larkin
Chief Financial Officer