Form 10-Q
period 2009-06-30
National Investment Managers Inc.
filed 2009-08-13
CIK 770461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 333-160488

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                           No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares	Outstanding at August 10, 2009
Common Stock, $0.001 par value per share	39,556,669 shares

NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - June 30, 2009 (unaudited) and December 31, 2008 (audited)	3

Condensed Consolidated Statements of Operations - Six months ended June 30, 2009 and 2008 (unaudited)	4

Condensed Consolidated Statement of Operations – Three months ended June 30, 2009 and 2008 (unaudited)	5

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2009 and 2008 (unaudited)	6-7

Notes to Condensed Consolidated Interim Financial Statements	8-23

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	24-36

Item 3. Quantitative and Qualitative Disclosures about Market Risks	37

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults upon Senior Securities	38

Item 4. Submission of Matters to a Vote of Security Holders	38

Item 5. Other Information	38-39

Item 6. Exhibits	40-51

SIGNATURES	52

ITEM 1. Financial Statements

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash (includes restricted cash of $384,763 and $411,299)	$557,663	$531,446
Accounts receivable, net	6,590,321	4,886,329
Prepaid expenses and other current assets	982,921	1,262,981

Total current assets	8,130,905	6,680,756

Property and equipment, net	1,309,783	1,036,497

Other assets:
Goodwill	28,692,921	28,474,114
Customer lists/relationships, net	25,584,001	27,118,405
Other intangibles, net	5,819,720	7,732,504
Deferred financing costs	880,250	979,455

Total other assets	60,976,892	64,304,478

Total assets	$70,417,580	$72,021,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$1,566,000	$327,992
Long-term debt, current portion	6,283,615	5,560,800
Accounts payable	1,513,777	918,748
Unearned revenue	4,385,828	5,464,992
Accrued expenses and other current liabilities	3,877,108	5,603,997

Total current liabilities	17,626,328	17,876,529

Long-term liabilities:
Long-term debt, less current portion	21,788,944	23,710,830
Preferred dividends payable	6,861,120	5,872,320
Derivative financial instruments	1,787,980	2,510,864
Deferred tax liability	6,576,161	7,708,914

Total long-term liabilities	37,014,205	39,802,928

Total liabilities	54,640,533	57,679,457

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; 4,000,000 designated as Series A shares - 2,420,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008 (liquidation preference $2,420,000 as of June 30, 2009 and December 31, 2008); 4,000,000 designated as Series B shares - 3,615,000 shares issued and outstanding as of June 30, 2009 and December 31, 2008 (liquidation preference $7,230,000 as of June 30, 2009 and December 31, 2008); 1,000,000 designated as Series C shares - 770,834 shares issued and outstanding as of June 30, 2009 and December 31, 2008 (liquidation preference $9,250,008 as of June 30, 2009 and December 31, 2008);  500,000 designated as Series D shares - 409,500 shares issued and outstanding as of June 30, 2009 and December 31, 2008 (liquidation preference $8,190,000 as of June 30, 2009 and December 31, 2008); and 60,000 designated as Series E shares - 29,350 shares issued and outstanding as of June 30, 2009 and December 31, 2008 (liquidation preference $5,870,000 as of June 30, 2009 and December 31, 2008)
	7,245	7,245
Common stock, $.001 par value, 100,000,000 shares authorized, 39,556,669 shares issued and outstanding as of June 30, 2009 and December 31, 2008.	39,557	39,557
Additional paid-in capital	35,620,706	35,406,027
Accumulated deficit	(19,890,461)	(21,110,555)

Total stockholders' equity	15,777,047	14,342,274

Total liabilities and stockholders' equity	$70,417,580	$72,021,731

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008

Revenues:	$26,720,442	$20,701,529

Operating expenses
Selling, general and administrative expenses	20,069,719	15,879,405
Depreciation and amortization	3,757,953	3,061,578
Stock-based compensation	214,679	807,064

Total operating expenses	24,042,351	19,748,047

Net operating income (loss)	2,678,091	953,482

Other income (expenses):
Change in fair value of derivative financial instruments	722,884	(258,660)
Interest expense	(2,181,845)	(1,893,075)
Interest, dividend and rental income	15,801	31,064

Total other expense, net	(1,443,160)	(2,120,671)

Net income (loss) before income tax benefit (expense)	1,234,931	(1,167,189)

Income tax benefit (expense)	973,963	830,526

Net income (loss) before preferred stock dividends	2,208,894	(336,663)

Less: preferred stock dividends	(988,800)	(991,100)

Net income (loss) available to common stockholders	$1,220,094	$(1,327,763)

Net income (loss) per common share - basic	$0.03	$(0.04)

Net income (loss) per common share - diluted	$0.03	$(0.04)

Weighted average common shares outstanding - basic	39,557,000	36,537,000

Weighted average common shares outstanding - diluted	73,634,000	36,537,000

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008

Revenues:	$14,077,197	$11,761,070

Operating Expenses
Selling, general and administrative expenses	9,429,032	7,928,803
Depreciation and amortization	1,831,905	1,598,498
Stock-based compensation	127,151	296,040

Total operating expenses	11,388,088	9,823,341

Net operating income (loss)	2,689,109	1,937,729

Other income (expenses):
Change in fair value of derivative financial instruments	528,413	(634,817)
Interest expense	(1,142,401)	(953,063)
Interest, dividend and rental income	6,995	17,718

Total other expense, net	(606,993)	(1,570,162)

Net income (loss) before income tax benefit (expense)	2,082,116	367,567

Income tax benefit (expense)	395,234	465,817

Net income (loss) before preferred stock dividends	2,477,350	833,384

Less: preferred stock dividends	(494,400)	(493,700)

Net income (loss) available to common stockholders	$1,982,950	$339,684

Net income (loss) per common share - basic	$0.05	$0.01

Net income (loss) per common share - diluted	$0.03	$0.01

Weighted average common shares outstanding - basic	39,557,000	36,794,000

Weighted average common shares outstanding - diluted	73,454,000	75,065,000

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Cash flows from operating activities:
Net income (loss) before preferred stock dividends	$2,208,894	$(336,663)
Adjustments to reconcile net income (loss) before preferred stock dividends to net cash provided by (used in) operating activities:
Depreciation and amortization	3,757,953	3,061,051
Noncash interest	867,554	942,836
Stock-based compensation	214,679	807,064
Deferred income tax benefit	(1,132,753)	(859,379)
Change in fair value of derivative financial instruments	(722,884)	258,660
Increase (decrease) in cash attributable to changes
in operating assets and liabilities
Accounts receivable, net	(1,698,392)	(1,305,333)
Prepaid expenses and other current assets	285,351	78,608
Accounts payable	697,398	(208,926)
Unearned revenues	(1,112,188)	216,835
Accrued expenses and other current liabilities	(2,418)	(143,220)
Net cash provided by (used in) operating activities	3,363,194	2,511,533

Cash flows from investing activities:
Purchases of property and equipment	(584,049)	(134,319)
Acquisition of Alaska Pension Services	(2,476)	(729,408)
Acquisition of Lamoriello Entities	(50,810)	-
Acquisition of National Actuarial Pension Services, Inc.	(64,318)	(21,623)
Acquisition of Alan N. Kanter & Associates	(151,063)	-
Acquisition of Benefit Dynamics	-	(8,770)
Acquisition of Pentec and Pentec Capital Management	-	(40,246)
Acquisition of The Pension Alliance	-	(141,055)
Acquisition of California Investment and Annuity Services	-	(1,521,623)
Acquisition of REPTECH Corp	(200,775)	-
Acquisition of The Pension Group, Inc.	(1,365,573)	-
Net cash provided by (used in) investing activities	(2,419,064)	(2,597,044)

Cash flows from financing activities:
Proceeds from short-term debt	1,703,908	-
Payments on long-term debt and notes	(2,115,296)	(1,107,532)
Payments on short-term debt and notes	(465,900)	-
Payment of deferred financing costs	(40,625)	(33,818)
Net cash provided by (used in) financing activities	(917,913)	(1,141,350)

Net increase (decrease) in cash	26,217	(1,226,861)

Cash, beginning of period	531,446	3,254,759

Cash, end of period	$557,663	$2,027,898

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$1,286,811	$1,161,893

Cash paid during the period for taxes	$152,002	$75,023

Supplemental schedules of noncash investing and financing activites:
Accrued preferred dividends	$988,800	$991,100

Capitalization of accrued interest on secured term notes	$188,742	$183,642

Capitalization of deferred financing costs on secured term notes	$135,000	$-

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

In conjunction with the Company's acquisitions, notes and common stock were issued and liabilities were assumed as follows (See Note 11):

		National Actuarial
2006:	Lamoriello Entities	Pension Services

Fair value of assets acquired	$6,656,190	$3,649,469
Cash paid	(3,354,190)	(2,110,069)
Notes issued	-	(700,000)
Common stock issued	(1,500,000)	-
Total liabilities assumed	$1,802,000	$839,400

	California Investment	Alaska Pension	Alan N. Kanter
2008:	Annuity Sales	Services, Ltd.	& Associates, Inc.

Fair value of assets acquired	$2,949,929	$1,656,787	$2,541,941
Cash paid	(1,535,929)	(898,037)	(2,037,976)
Notes issued	(950,000)	(220,000)	-
Accrued obligations	-	(31,068)	-
Common stock issued	-	(220,000)	-
Total liabilities assumed	$464,000	$287,682	$503,965

	Retirement & Employee
2008:	Benefit Services Inc.	REPTECH Corp.	The Pension Group, Inc.

Fair value of assets acquired	$178,257	$4,997,059	$6,320,293
Cash paid	(178,257)	(2,046,913)	(3,647,000)
Notes issued	-	(922,656)	(617,500)
Common stock issued	-	(715,104)	(467,500)
Due from Seller	-	-	5,602
Total liabilities assumed	$-	$1,312,386	$1,593,895

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

The operating results for the six months ended June 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

All significant intercompany transactions and balances have been eliminated in consolidation.

Certain amounts in the 2008 condensed consolidated interim financial statements and disclosures have been reclassified to conform to the current year presentation.

The preparation of condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates.

Note 2. Background and Liquidity

The Company is in the principal business of acquiring and managing operating entities that offer pension plan administration, financial and investment advisory services and insurance products to small and medium sized businesses and high-net worth individuals in the United States. As of June 30, 2009, the Company owned 22 operating units in fourteen states. The Company’s headquarters is located in Dublin, Ohio.

At June 30, 2009 and December 31, 2008, the Company's working capital deficit was approximately $9.5 million and $11.2 million, respectively and its accumulated deficit was approximately $19.9 million and $21.1 million, respectively. For the six months ended June 30, 2009 and June 30, 2008, the Company's net income (loss) before preferred stock dividends was approximately $2.2 million and ($0.3) million, respectively and its cash flows from operations was approximately $3.4 million and $2.5 million, respectively.

In 2009, management expects increased cash generated from operating activities as a result of annualized results from the Company’s 2008 acquisitions. In addition, through its senior lending arrangements, the Company has access to a Revolving Line of Credit of up to $2.0 million to supplement its cash generated from operations. At June 30, 2009, the Company had approximately $1.6 million of principal outstanding and $0.4 million available under this arrangement. At December 31, 2008, the Company had approximately $0.3 million of principal outstanding and $1.7 million available under this arrangement.

Management establishes an annual plan for operations and then utilizes the operating plan, current financial results, equity and credit market conditions, and other factors to forecast its quarterly and annual financial results and related cash flows from operations. Based upon management's cash forecast for revenues, operating expenses and debt services, the Company believes its cash resources will be adequate to fund operations through June 30, 2010.

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

The Company’s existing commitments for term notes from senior and subordinated lenders are currently exhausted. The Company has a past practice of private placements as a source of capital and additional liquidity, if necessary. The Company is also in discussions with various private equity investors, its existing and other lenders, and its existing equity investors regarding the Company’s capital levels and its capital structures. Any future source of capital most likely will come from private equity investors or another series of preferred stock offerings. The Company cannot provide any assurances that it will be able to generate any future source of capital from private equity investors or another series of preferred stock offerings.  Further, if it is able to generate capital, it may not be on preferential terms.  If discussions with private equity investors do not materialize, the lenders are not willing to restructure the current debt, or the Company is not able to raise adequate capital through a preferred stock offering, the Company will not have adequate funds to make a principal payment on the senior term note of approximately $10 million on July 31, 2010.

Note 3. Adoption of New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. SFAS 160 is effective for the Company beginning January 1, 2009. SFAS 160 does not have a material impact on the Company’s condensed consolidated interim financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)") which requires the acquiring entity in a business combination to recognize most identifiable assets acquired, liabilities assumed, non-controlling interests and goodwill acquired in a business combination at full fair value; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for the Company beginning January 1, 2009. The adoption of SFAS 141(R) on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows during the first two quarters of 2009. However, the application of SFAS 141(R) to future acquisitions could impact the Company’s financial condition and results of operations and the reporting of acquisitions in the condensed consolidated interim financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company does not make it a practice to participate in derivative transactions except in financing arrangements with lenders. See Note 5, Long-term Debt and Derivative Liabilities, for further discussion as it relates to the accounting treatment and effect on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008.  The resulting change in fair value of derivative financial instruments is disclosed on the Company’s Condensed Consolidated Statements of Operations and Cash Flows as of June 30, 2009 and June 30, 2008. The Company currently does not participate in any hedging transactions.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies” (“FSP FAS 141(R)-1”), which amends and clarifies SFAS 141(R) to address application issues, including: (1) initial recognition and measurement; (2) subsequent measurement and accounting; and (3) disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 was prospectively effective for business combinations consummated in fiscal years beginning on or after December 15, 2008, with early application prohibited. The adoption of FSP FAS 141(R)-1 on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows during the first two quarters of 2009. However, the application of FSP FAS 141(R)-1 to future acquisitions could impact the Company’s financial condition and results of operations and the reporting of acquisitions in the condensed consolidated interim financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies that convertible instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and is to be applied retrospectively for all periods that are presented in the annual financial statements for the period of adoption. FSP APB 14-1 does not have a material impact on the Company’s condensed consolidated interim financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP FAS 157-4”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. FSP FAS 157-4 does not have a material impact on the Company’s condensed consolidated interim financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) to require disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 is effective for periods ending after June 15, 2009, with comparative disclosures required only for periods ending subsequent to initial adoption. The Company has disclosed the assumptions used to estimate the fair value of financial instruments in the notes to condensed consolidated interim financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company adopted SFAS 165 during the second quarter of 2009, and its adoption did not have a material impact on the Company’s condensed consolidated interim financial statements.

 Note 4. New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement is not expected to have a material effect on the Company’s condensed consolidated interim financial statements.

Note 5. Long-term Debt and Derivative Liabilities

Long-term debt activity for the six months ended June 30, 2009 consisted of the following:

	(Audited)				(Unaudited)
	Balances at	Add:	Less:	Add:	Balances at
	December 31, 2008	New Debt	Payments	Amortization	June 30, 2009
Senior Term Note	$14,750,000		$(1,500,000)		$13,250,000
Subordinated Sr Note	$12,404,150	$323,742			$12,727,892
Seller notes	$4,447,656	$150,000	$(600,000)		$3,997,656
Capitalized leases	$93,393		$(15,296)		$78,097
	$31,695,199				$30,053,645
Less: unamortized debt discount	$(2,423,569)			$442,483	$(1,981,086)
	$29,271,630				$28,072,559
Less: current portion	$(5,560,800)				$(6,283,615)
	$23,710,830				$21,788,944

New debt on the Subordinated Senior Note includes noncash interest of $188,742 and capitalized deferred financing costs of $135,000.

Seller Financing

In connection with our acquisition strategy, part of the purchase price is paid through seller financed instruments. As of June 30, 2009, total funds due to former owners were $3,997,656. Of this amount, $3,192,578 is due in the next 12 months and $805,078 is due thereafter. Seller financed instruments bear interest at 6% to 8% per annum. All seller financed instruments are uncollateralized.

Revolving Line of Credit, Senior Term Note and Subordinated Senior Term Note

On November 30, 2007, the Company entered into (i) a Revolving Line of Credit and Term Loan Agreement (the "Senior Loan Agreement") with RBS Citizens Bank and (ii) a Securities Purchase and Loan Agreement (the "Subordinated Senior Agreement") with Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Lehman Brothers Commercial Bank (the “Subordinated Senior Lenders”). A principal amount of the proceeds generated from the two financings were used to retire existing debt. Pursuant to the Senior Loan Agreement, the Company entered into a Revolving Line of Credit Note in the initial amount of $1,000,000 (the "Revolver") and a Term Loan Promissory Note in the initial amount of $8,000,000 (the "Term Loan"). If certain conditions are satisfied, the Company may utilize additional financing under the Revolver up to $1,000,000 (the "Additional Revolver") and additional term loans up to $7,000,000 (the "Additional Term Loan") to fund future acquisitions. On July 15, 2008, the Company borrowed an additional $2,358,375 on the Senior Term Note. As part of the transaction, the Company paid $22,992 in deferred financing costs which will be amortized over the remaining life of the loan. On October 2, 2008, the Company borrowed an additional $1,937,760 on the Senior Term Note. On November 26, 2008, the Company borrowed the remaining $2,703,865 on the Senior Term Note exhausting the availability of funds under the Senior Term Note. The Term Loan and the Revolver bear interest at the applicable LIBOR rate of interest. The Term Loan and the Revolver mature on July 31, 2010. From closing through November 30, 2008, the Company was required to pay interest accruing on the Term Loan and the Revolver on the last day of the applicable LIBOR interest period. Subsequent to November 30, 2008, the Company is required to pay the applicable amount of interest owed on the Term Loan and the Revolver as well as a portion of the principal of the Term Loan based upon a five year straight line amortization schedule of $250,000 in principal on a monthly basis with the remaining outstanding principal balance to be paid in one lump sum on the date of maturity. Commencing January 1, 2008, the Company is obligated to pay an unused commitment fee on the first business day of each quarter for any amounts not used by the Company under the Additional Term Loan. The unused commitment fee to be paid is equal to one-quarter multiplied by the applicable basis point level, which is contingent upon the Company's ratio of total debt funded to EBITDA. The Senior Lender has a secured lien on all assets of the Company and its subsidiaries. The Company may prepay the Term Loan and the Revolver at anytime.  As of June 30, 2009, the outstanding principal balance on the Revolver and Senior Term Note was approximately $1.6 million and $13.3 million, respectively and the interest rate was 4.82%. As of December 31, 2008, the outstanding principal balance on the Revolver and Senior Term Note was approximately $0.3 million and $14.8 million, respectively and the interest rate was 4.18% and 4.68%, respectively.

The Subordinated Senior Note bears interest at 15% of which 12% is due and payable on a monthly basis and 3% (the "Compounded Rate") is compounded monthly and added to the principal amount of the Subordinated Senior Note. The Senior Subordinated Note matures on the earlier of January 31, 2011, the occurrence of a capital transaction, or an event of default. A capital transaction includes the sale, disposition, dissolution or liquidation of the Company's assets or subsidiaries, the acquisition by any person of 30% or more of the Company's common stock or a public offering in the minimum amount of $20,000,000 (a "Capital Transaction"). The Subordinated Senior Lenders have a secured lien on all assets of the Company and its subsidiaries and would be entitled to foreclose on the Company's assets in the event of default, subject to the rights of the Senior Lender. The Company may prepay the Subordinated Senior Notes at any time after May 30, 2009. As of June 30, 2009 and December 31, 2008, approximately $12.7 million and $12.4 million, respectively, were outstanding under the Subordinated Senior Agreement.

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

Under the terms of the Senior Loan Agreement and the Subordinated Senior Agreement, the Company is subject to meeting certain restrictive quarterly financial covenants which, among other things, require the Company to maintain certain minimum Adjusted EBITDA and certain leverage and fixed charge coverage ratios. Adjusted EBITDA is a financial performance metric which is not recognized by accounting principles generally accepted in the United States of America. As of June 30, 2009, the Company was in compliance with all restrictive covenants as amended. As of December 31, 2008, the Company was not in compliance with certain restrictive covenants. The Company’s decline in asset based revenues, as a result of the dramatic decline in the U.S. equity markets in the second half of 2008, negatively impacted its ability to achieve Adjusted EBITDA targets as planned and three out of five related debt covenants presented below. As a result, management entered into a waiver and amendment agreement with the senior lender in March 2009. Under the terms of the Waiver and Amendment Agreement, the senior lender has waived the existing defaults on the debt covenants at December 31, 2008. The Company will also be subject to higher interest rates over the remaining term of the original agreement where the term note and the Revolving Line of Credit are subject to an increased interest rate of 1.25% and 1.75%, respectively. The Company estimates the increased interest rates will result in increased interest expense for the remainder of 2009 of approximately $168,000. In addition, the Company incurred one-time amendment fees in total of $100,625 (of which $60,000 was added to the Subordinated Senior Note) upon the effective date to senior and subordinated senior lenders and is now subject to a 0.25% unused commitment fee on the Revolving Line of Credit which the Company does not expect to be material. The senior and subordinated lenders will also have approval rights for all future acquisitions and the Company will be subject to more frequent and timely compliance and reporting requirements with the senior lender. The tabular presentation sets forth the Company’s most restrictive covenants for the trailing twelve month periods ended December 31, 2008, as originally defined, and June 30, 2009, as amended by quarter for 2009.
	Amended
	2009				2008

	Q1	Q2	Q3	Q4
Minimum Adjusted EBITDA (1)
Actual	$8,798,069	$9,638,281	$-	$-	$7,935,070	*
Covenant	$8,400,000	$9,000,000	$9,050,000	$10,100,000	$8,000,000

Maximum Leverage Ratio (2)
Actual	3.11	3.05	-	-	3.28	*
Covenant	3.25	3.25	3.25	2.75	3.00

Minimum Fixed Charge Coverage Ratio (3)
Actual	1.12	1.02	-	-	1.12	*
Covenant	1.05	1.00	1.00	1.20	1.25

Minimum Interest Coverage Ratio (4)
Actual	3.09	3.27	-	-	2.82
Covenant	2.25	2.25	2.25	2.50	2.00

Maximum Ratio of Total Funded Debt to Net Worth (5)
Actual	1.45	1.21	-	-	1.51
Covenant	2.00	2.00	2.00	2.00	2.50

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

Following is a reconciliation of Minimum Adjusted EBITDA to net income available to common stockholders for the trailing twelve months as of:

Six Months Ended
June 30, 2009

Minimum Adjusted EBITDA for the trailing twelve months	$9,638,281

Depreciation and amortization	(8,966,564)

Stock based compensation	(410,214)

Change in fair value of derivative financial instruments	2,846,578

Contractually specific charges to goodwill	200,002

Interest expense	(2,949,323)

Income tax expenses	(277,654)

Deferred income tax benefit	2,334,426

Preferred stock dividends	(1,977,600)

Third and fourth quarter 2008 net loss available to common stockholders	782,162

Net income available to common stockholders	$1,220,094

Derivative Liabilities

Pursuant to Paragraph 12 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", the Subordinated Senior Warrants and the Fee Agreement, meet the requirements of and are accounted for as a liability since they could require net-cash settlement by the Company.  This option to net-cash settle is out of the Company’s control.  The initial value of the Subordinated Senior Warrants and the Fee Agreement was treated as a discount to the corresponding note and recorded as a liability. The Company calculated the initial value of the Subordinated Senior Warrants to be $2,522,661 and the value of the Fee Agreement to be $654,575. The value of the Subordinated Senior Warrants and the Fee Agreement was determined using the formula outlined in section 11 of the Securities Purchase and Loan Agreement and section 1.3 of the Fee Agreement.  The value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. At June 30, 2009 and December 31, 2008, the Subordinated Senior Warrants have a value of $0 and $403,914, respectively, and the Fee Agreement has a value of $1,666,543 and $1,792,260, respectively.

Pursuant to Paragraph 17 of EITF No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", warrants and options issued to Laurus Master Fund (collectively, “Laurus Derivative Financial Instruments”), as part of a since retired debt offering, meet the requirements of and are accounted for as a liability since they contain registration rights and the agreement is silent on how the contract would be settled and thus assumes net-cash settlement in the event that the Company is unable to deliver registered shares. The initial value of the Laurus Derivative Financial Instruments was treated as a discount to the corresponding note and recorded as a liability. The Company calculated the initial value of the Laurus Derivative Financial Instruments on the closing date of the transaction as being $1,578,159. The value of the Laurus Derivative Financial Instruments was determined using a Black-Scholes option pricing model with the following assumptions: expected term - 3-8 years, volatility - 25%, risk free rate - 4%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the Laurus Derivative Financial Instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercising the Laurus Derivative Financial Instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. At June 30, 2009 and December 31, 2008, the Laurus Derivative Financial Instruments have a value of $121,437 and $314,690, respectively.

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

The impact of the derivative financial instruments is disclosed in unique line items on the face of the condensed consolidated balance sheets, statements of operations and statements of cash flows.

Note 6. Stockholders’ Equity

Series B Preferred Stock Conversion

On March 10, 2008, a holder of 100,000 shares of Series B Convertible Preferred Stock converted such shares into 200,000 shares of common stock.

Common Stock and Stock Options

On January 2, 2008, the Company issued 700,000 shares of restricted common stock to the Chief Executive Officer as part of his November 30, 2007 employment agreement.

On April 17, 2008, the Company issued 350,000 shares of restricted common stock to the President and COO as part of his March 15, 2007 employment agreement.

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

On July 16, 2008, the Company issued 50,000 shares of restricted common stock to the President and COO as part of his March 15, 2007 employment agreement.

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

On April 14, 2009 the Company issued a Stock Option Agreement to the President and COO granting him the option to purchase 600,000 shares of restricted common stock of the Company at a price of $0.20 per share as part of his April 14, 2009 employment agreement. These options may be exercised only if authorized shares are available.

On April 15, 2009 the Company issued a Stock Option Agreement to the Chief Financial Officer granting him the option to purchase 250,000 shares of restricted common stock of the Company at a price of $0.20 per share as part of his April 15, 2009 employment agreement. These options may be exercised only if authorized shares are available.

On July 8, 2009 the Company issued Stock Option Agreements to various members of management and staff granting them the option to purchase 930,000 shares of restricted common stock of the Company at a price of $0.20 per share, of which, 600,000 were granted to the Chief Executive Officer. These options may be exercised only if authorized shares are available.

Note 7. Stock-Based Compensation

The Company complies with the fair value recognition provisions of Statement of Financial Accounting Standards ("SFAS") No. 123 (2004 Revised), "Share Based Payment". SFAS No. 123(R) requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility range of 25.0% to 60.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a range of risk-free interest rates of 1.55% to 4.19% which coincides with the expected life of the options and warrants at the time of issuance. During the six month periods ended June 30, 2009 and June 30, 2008, the Company recorded stock-based compensation of $214,679 and $807,064, respectively. During the three month periods ended June 30, 2009 and June 30, 2008, the Company recorded stock-based compensation of $127,151 and $296,040, respectively. There was no cash flow effect resulting from these arrangements.

The following is a summary of all option activity through June 30, 2009:

			Weighted
			Average
	Number of		Remaining	Aggregate
	Shares	Weighted	Term	Instrinsic
	Outstanding	Avg. Price	(in years)	Value

Outstanding, January 1, 2008	4,044,963	$0.83	3.91	$222,800
Granted	445,000	$0.56
Exercised	-	$-
Forfeited	(1,500)	$1.17
Outstanding, January 1, 2009	4,488,463	$0.81	3.07	$-
Granted	1,572,000	$0.20
Exercised	-	$-
Forfeited	(1,020,500)	$0.89
Outstanding, June 30, 2009	5,039,963	$0.61	3.33	$-

Exercisable, June 30, 2009	3,590,796	$0.70	2.93	$-

The Company settles stock option exercises with newly issued shares of common stock. For the periods ended June 30, 2009 and June 30, 2008, respectively, total compensation cost not yet recognized for non-vested awards of $158,060 and $311,930 have a weighted average period of 0.65 years and 1.65 years over which compensation expense is expected to be recognized.

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

Unexercised stock options and warrants to purchase common stock, and preferred stock and notes convertible into common stock as of June 30, 2009 and 2008, respectively, are as follows:

	June 30, 2009	June 30, 2008

Options and warrants	27,640,019	26,946,519
Preferred stock	32,960,008	32,960,008
Convertible notes	-	544,355
	60,600,027	60,450,882

For the periods ended June 30, 2009 and June 30, 2008, respectively, options and warrants include non-vested shares of 1,449,167 and 1,239,167.

All options and warrants with an exercise price greater than $0.23 per share were excluded from the calculation of diluted net income per common share for the six months ended June 30, 2009 and all common stock equivalents were excluded from the calculation of diluted net loss per common share for the six months ended June 30, 2008, as well as, all options and warrants with an exercise price greater than $0.22 and $0.62 per share were excluded from the calculation of diluted net income per common share for the three months ended June 30, 2009 and June 30, 2008, respectively, since their inclusion would be anti-dilutive.

Most employee options granted in 2009 may only be exercised if authorized common shares are available. Furthermore, the Company is not obligated to settle these options in cash.

Note 9. Income Taxes

In June 2006, the FASB issued FIN 48 - Accounting for Uncertainty of Income Taxes, an Interpretation of FASB Statement No. 109, to create a single model to address accounting for uncertainty in tax provisions. FIN 48 requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in jurisdictions in all tax years in which the statue of limitations remains open upon the initial date of adoption are required to be assessed. For a tax benefit to be recognized it must be more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The adoption of FIN 48 on January 1, 2007 did not have a material impact on the Company’s financial position, results of operations, or cash flows for the six months ended June 30, 2009 and June 30, 2008, respectively. Additionally, FIN 48 provides guidance on the recognition of interest and penalties related to income taxes. There is no interest or penalties related to income taxes that have been incurred or recognized as of June 30, 2009 and June 30, 2008, respectively.

Note 10. Fair Value Measurements

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The liabilities measured at fair value on a recurring basis as of June 30, 2009 are as follows:

Fair Value at Reporting Date Using

Quoted Price in
		Active Markets	Significant Other	Significant
		for Indentical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	June 30, 2009	(Level 1)	(Level 2)	(Level 3)

Derivative financial instruments	$1,787,980	$-	$-	$1,787,980

Reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs as of June 30, 2009 is as follows:

Fair Value
Measurments
Using Significant
Unobservable
Inputs
(Level 3)

Beginning balance - January 1, 2009	$2,510,864
Total (gains) losses (realized/unrealized)
Included in earnings (or changes in net liabilities)	(722,884)

Ending balance - June 30, 2009	$1,787,980

The amount of total (gains) losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) losses relating to assets still held at the reporting date	$(722,884)

The derivative liability measured at fair value of $1,787,980 consists of two components of stock options and warrants. The fair value assessment of 2,159,331 options and warrants equaling $121,437 are valued using the Black-Scholes option-pricing model based on assumptions for expected volatility, expected dividend yield rate, expected life, and risk-free interest rates. And, the fair value assessment of 11,485,578 warrants equaling $1,666,543 are valued using a contractually agreed upon formula, which utilizes the ending stock price of the Company and 100,156,696 fully diluted shares as of June 30, 2009 including certain adjustments to equate to a market capitalization as defined under the Subordinated Senior Warrants Agreement.

The Company adopted SFAS No. 157 for all non financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of SFAS No. 157 for non financial assets and liabilities that are measured at fair value on a non-recurring basis did not impact the Company’s condensed consolidated interim financial statements as of June 30, 2009.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Whether a Market is Not Active and a Transaction is Not Distressed” which became effective for interim and annual periods ending after June 15, 2009. The Company concluded that it does not hold any distressed securities or securities in which the volume and level of activity has significantly decreased.

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

The acquisition of each subsidiary is being accounted for under the purchase method of accounting in accordance with SFAS No. 141, "Business Combinations." Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition. Currently, none of the Company’s acquisitions are being accounted for under SFAS No. 141(R), which was effective January 1, 2009. The Company will apply the principles of SFAS No. 141(R) to all future acquisitions.

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

On March 16, 2009, the Company executed a Restructured Promissory Note ( the “CIAS Sellers’ Restructured Note Agreement”) with the sellers of CIAS under which the parties agreed to execute replacement notes superseding and terminating, the prior note between the parties dated April 3, 2008. Under the CIAS Sellers’ Restructured Note Agreement, the Company agreed to issue two promissory notes for an aggregate of $950,000 payable in eight equal principal monthly installments of $70,000 beginning on August 15, 2009 and ending March 15, 2010, and three equal installments of $130,000 plus all accrued interest, less any adjustments to the promissory notes under the CIAS Agreement, beginning on April 15, 2010 and ending on June 15, 2010. The notes pay interest at 8% per annum. Accrued interest on the April 3, 2008 promissory notes was paid to the sellers within ten business days of the original scheduled payment date of June 3, 2009.

The total purchase price for the acquisition of CIAS of $2,485,929 (including $112,956 of acquisition costs and net of cash received of $2,027) is allocated as indicated in the table included in Note 11.

The identifiable intangible assets listed in the table below are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the condensed consolidated interim financial statements as an adjustment to goodwill.

Alaska Pension Services, Ltd.

On June 30, 2008, the Company entered into a Stock Purchase Agreement (the “Alaska Pension Agreement”) with Karen Jordan and Duane Mayer (“Sellers”) to purchase 100% of the outstanding common stock of Alaska Pension Services, Ltd. (“Alaska Pension”). In consideration for 100% of the outstanding common stock of Alaska Pension, the Company paid the Sellers $430,766 in cash at closing and an additional $165,000 in cash on December 31, 2008. The Company also paid indebtedness and other obligations of Alaska Pension of $223,141, of which $31,068 is accrued at June 30, 2009 and was paid on July 15, 2009; issued the Sellers 369,128 shares of common stock of the Company valued at $220,000 (the value of the common stock was determined by an average of the closing stock price of the last 5 days prior to the announced acquisition); issued the Sellers promissory notes for an aggregate of $220,000 with the first set of promissory notes in the amount of $110,000 payable August 31, 2009 and the second set of promissory notes in the amount of $110,000 payable August 31, 2010. In the event that certain EBITDA targets are not achieved by Alaska Pension during the 24 months following the closing date, the promissory notes will be reduced by the amount of such shortfall. Under the terms of the Alaska Pension Agreement, if certain EBITDA targets are met during the first two years of the Alaska Pension Agreement, the Company agreed to pay an amount equal to 10% of the amount that is in excess of the EBITDA targets. The total consideration paid was $1,258,907.

As part of the terms of the sale of Alaska Pension, Karen Jordan and Duane Mayer were awarded two-year employment agreements and agreed to be bound by non-disclosure and non-solicit agreements.

The total purchase price for the acquisition of Alaska Pension of $1,369,105 (including $114,069 of acquisition costs and net of cash received of $3,871) is allocated as indicated in the table included in Note 11.

The identifiable intangible assets listed in the table below are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the condensed consolidated interim financial statements as an adjustment to goodwill.

Alan N. Kanter & Associates, Inc.

On July 16, 2008, the Company entered into a Stock Purchase Agreement (“Kanter Agreement”) to purchase 100% of the common stock of Alan N. Kanter & Associates, Inc. (“Kanter & Associates”). In consideration for 100% of the outstanding common stock of Kanter & Associates, the Company paid cash of $1,732,467. In addition, under the terms of a side letter to the Kanter Agreement, the Company has agreed to pay the seller a portion of the revenue generated by Kanter & Associates for completing pension plan document restatement work during the first two years of the Kanter Agreement, in which the Company has paid $200,125 as of June 30, 2009. The total consideration paid was $1,932,592.

As part of the terms of the sale of Kanter & Associates, Alan N. Kanter was awarded a two-year employment agreement, and agreed to be bound by non-compete and non-solicit agreements.

The total purchase price for the acquisition of Kanter & Associates of $2,037,976 (including $106,923 of acquisition costs and net of cash received of $1,539) is allocated as indicated in the table included in Note 11.

The identifiable intangible assets listed in the table below are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the condensed consolidated interim financial statements as an adjustment to goodwill.

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

Pension Technical Services, Inc.

On October 2, 2008, the Company entered into a Stock Purchase Agreement (“REPTECH Agreement”) with Ralph W. Shaw and Eileen A. Baldwin-Shaw (“Sellers”) to purchase 100% of the common stock of Pension Technical Services, Inc. d/b/a REPTECH Corp. (“REPTECH”). In consideration for 100% of the outstanding common stock of REPTECH, the Company paid the Sellers $1,787,760 in cash at closing, $150,000 on January 2, 2009, issued 1,430,208 shares of common stock of the Company valued at $715,104 (the value of the common stock was determined by an average of the closing stock price of the last 5 days prior to the announced acquisition), issued the Sellers promissory notes for an aggregate of $922,656 with the first set of promissory notes in the amount of $461,328 payable December 2, 2009 and the second set of promissory notes in the amount of $461,328 payable December 2, 2010. In the event that certain EBITDA targets are not achieved by REPTECH during the 24 months following the closing date, the promissory notes will be reduced by the amount of the shortfall. Under the terms of the REPTECH Agreement, if certain EBITDA targets are met during the first two years of the REPTECH Agreement, the Company agreed to pay an amount equal to 10% of the amount that is in excess of the EBITDA targets. The total consideration paid was $3,575,520.

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
.
The identifiable intangible assets listed in the table below are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the condensed consolidated interim financial statements as an adjustment to goodwill.

The Pension Group, Inc.

On November 26, 2008, the Company entered into a Stock Purchase Agreement (“TPG Agreement”) with Peter Stephan, James Norman and Rise Spiegel (“Sellers”) to purchase 100% of the common stock of The Pension Group, Inc. (“TPG”). In consideration for 100% of the outstanding common stock of TPG, the Company paid the Sellers $2,141,869 in cash at closing, with an additional $935,000 paid on February 24, 2009 and an additional $467,500, prior to any adjustments, paid on March 26, 2009, issued 1,488,854 shares of common stock of the Company valued at $467,500 (the value of the common stock was determined by an average of the closing stock price of the last 5 days prior to the announced acquisition), issued the Sellers promissory notes for an aggregate of $467,500 with the first set of promissory notes in the amount of $233,750 payable January 26, 2010 and the second set of promissory notes in the amount of $233,750 payable January 26, 2011. In the event that certain EBITDA targets are not achieved by TPG during the 24 months following the closing date, the promissory notes will be reduced by the amount of the shortfall. Under the terms of the TPG Agreement, if certain EBITDA targets are met during the first two years of the TPG Agreement, the Company agreed to pay an amount equal to 10% of the amount that is in excess of the EBITDA targets plus bonuses or incentive compensation not to exceed 8.5% of the company’s aggregate payroll or $156,000 during the first year of the TPG Agreement and not to exceed 8.5% of the company’s aggregate payroll during the second year of the TPG Agreement. The total initial consideration paid was $4,479,369.

As part of the terms of the sale of TPG, Peter Stephan, James Norman and Rise Spiegel were awarded two-year employment agreements, and agreed to be bound by non-compete and non-solicit agreements.

On March 24, 2009, the Company executed two promissory notes each for $75,000 payable to Peter Stephan and James Norman in lieu of full payment of their portion of the additional payment for $467,500, prior to any adjustments, due at March 26, 2009 under the TPG Agreement and was subject to interest of 8% per annum. The notes were paid on June 26, 2009.

The total purchase price for the acquisition of TPG was $4,726,398 (including $277,666 of acquisition costs and net of cash received of $2,394 and an adjustment to assets acquired and liabilities assumed of $28,243) is allocated as indicated in the table included in Note 11.

The identifiable intangible assets listed in the table below are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the condensed consolidated interim financial statements as an adjustment to goodwill.

2008:	California Investment	Alaska Pension	Alan N. Kanter
	Annuity Sales	Services, Ltd.	& Associates, Inc.
Assets acquired:
Property and equipment	$-	$23,616	$13,006
Accounts receivable	-	198,634	113,769
Customer lists/relationships	880,000	440,000	710,000
Covenant not to compete	550,000	300,000	497,185
Trade name	-	70,000	110,000
Employment contracts	280,000	125,000	270,000
Plan life documents	-	-	25,403
Goodwill	1,239,929	455,703	776,202
Other assets	-	43,834	26,376
	2,949,929	1,656,787	2,541,941

Liabilities assumed:
Deferred tax liability	464,000	254,000	446,161
Other liabilities	-	33,682	57,804

Net purchase price	$2,485,929	$1,369,105	$2,037,976

2008:	Retirement & Employee
	Benefit Services Inc.	REPTECH Corp.	The Pension Group, Inc.
Assets acquired:
Property and equipment	$-	$17,907	$79,878
Accounts receivable	24,943	137,243	115,835
Customer lists/relationships	98,559	2,170,000	2,320,000
Covenant not to compete	54,755	720,000	1,040,000
Trade name	-	540,000	750,000
Goodwill	-	1,382,310	1,989,245
Other assets	-	29,599	25,335
	178,257	4,997,059	6,320,293

Liabilities assumed:
Deferred tax liability	-	1,084,000	1,228,000
Unearned revenue	-	156,981	328,992
Other liabilities	-	71,405	36,903

Net purchase price	$178,257	$3,684,673	$4,726,398

Note 12. Unaudited Pro forma Interim Financial Information – Six and three months ended June 30, 2009 and 2008

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

	(Unaudited)	(Unaudited)
	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008

Revenues	$26,720,442	$25,058,252

Net income (loss) available to common stockholders	$1,317,295	$(1,319,973)

Net income (loss) per common stock - basic	$0.03	$(0.03)

Net income (loss) per common stock - diluted	$0.03	$(0.03)

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	June 30, 2009	June 30, 2008

Revenues	$14,077,197	$14,403,275

Net income (loss) available to common stockholders	$1,996,549	$631,982

Net income (loss) per common stock - basic	$0.05	$0.02

Net income (loss) per common stock - diluted	$0.03	$0.01

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

Note 14. Related Party Transactions

On February 24, 2009, the Company executed a Restructured Promissory Note (the “TPA Restructured Note Agreement”) with the sellers of The Pension Alliance, Inc. (“TPA”) under which the parties agreed to execute replacement notes superseding and terminating all existing promissory notes with the sellers. Under the TPA Restructured Note Agreement, the Company agreed to issue promissory notes for an aggregate of $837,500 payable in nine equal principal monthly installments of $93,056, plus accrued interest, beginning on July 1, 2009 and ending March 1, 2010 at an interest rate of 8% per annum. Accrued interest on superseded promissory notes was paid to the sellers within fifteen business days after the effective date of the TPA Restructured Note Agreement.

On February 28, 2009, the Company executed a Restructured Promissory Note (the “Pentec Restructured Note Agreement”) with the seller of Pentec, Inc. and Pentec Capital Management, Inc. (“Pentec and PCM”) under which the parties agreed to execute replacement notes superseding and terminating all existing promissory notes with the seller. Under the Pentec Restructured Note Agreement, the Company agreed to issue a promissory note of $600,000 payable in six equal principal monthly installments of $100,000, plus accrued interest, beginning on July 1, 2009 and ending December 1, 2009 at an interest rate of 8% per annum. Accrued interest on superseded promissory notes was paid to the seller within fifteen business days after the effective date of the Pentec Restructured Note Agreement.

On March 16, 2009, the Company executed restructured promissory notes with the sellers of CIAS (see Note 11).

On March 24, 2009, the Company executed promissory notes with the sellers of TPG (see Note 11).

Note 15. Employment Agreements

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

•
Option grant to purchase 600,000 shares of common stock of the Company at $0.20 per share of which 300,000 shares vested on April 14, 2009, 150,000 shares will vest on December 31, 2009 and 150,000 shares will vest on December 31, 2010. These options may be exercised only if authorized shares are available. Refer to Note 8.

•	A home office and car allowance of $1,000 per month.

•	Continuation of health, life and disability insurance.

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

•
Option grant to purchase 250,000 shares of common stock of the Company at $0.20 per share of which 150,000 shares vested on April 15, 2009, 50,000 shares will vest on December 31, 2009 and 50,000 shares will vest on December 31, 2010. These options may be exercised only if authorized shares are available. Refer to Note 8.

•	Continuation of health, life and disability insurance.

Mr. Larkin has temporarily foregone receiving the salary increase to be consistent with policies and procedures implemented throughout the Company.

Note 16. Subsequent Events

On July 9, 2009, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission registering shares of common stock underlying its 2005 Stock Incentive Plan.

On July 23, 2009, the Company filed Form 15 with the Securities and Exchange Commission which was a certification and notice of termination of registration of the Company’s common shares under section 12(g) of the Securities Exchange Act of 1934.  The Company is required to continue to file reports with the Securities and Exchange Commission under section 15(d) of the Securities Exchange Act of 1934.

These financial statements were approved by management and were issued on August 13, 2009. Subsequent events have been evaluated through this date.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the six months ended June 30, 2009. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2008 and the condensed consolidated unaudited interim financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements.

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

Overview

The Company is in the principal business of acquiring and managing operating entities that offer administration services of retirement plans, financial and investment advisory services and insurance products to small and medium sized businesses and high-net worth individuals in the United States of America. As of June 30, 2009, the Company owned 22 operating units in fourteen states. The wholly-owned subsidiaries are based in Lake Mary, FL; North Attleboro, MA; Haddonfield, NJ; Yorktown Heights, NY; New York, NY; Beaverton, OR; Horsham, PA; Wayne, PA; Warwick, RI; Houston, TX; Marina Del Rey, CA; Seattle, WA; Harrisburg, PA; Southington, CT; Pikesville, MD; Anchorage, AK; Greenwood Village, CO and Laguna Hills, CA. The Company’s corporate headquarters is located in Dublin, Ohio.

Results of Operations:

Six Month Period Ended June 30, 2009 Compared to June 30, 2008

	(Unaudited)		(Unaudited)
	Six Months Ended	% of	Six Months Ended	% of	$ Change	% Change
	June 30, 2009	Revenues	June 30, 2008	Revenues	2009 to 2008	2009 to 2008

Revenues	$26,720,442	100.0%	$20,701,529	100.0%	$6,018,913	29.1%

Operating expenses:
Selling, general and administrative expenses	20,069,719	75.1%	15,879,405	76.7%	4,190,314	26.4%
Depreciation and amortization	3,757,953	14.1%	3,061,578	14.8%	696,375	22.7%
Stock-based compensation	214,679	0.8%	807,064	3.9%	(592,385)	-73.4%

Total operating expenses	24,042,351	90.0%	19,748,047	95.4%	4,294,304	21.7%

Net operating income (loss)	2,678,091	10.0%	953,482	4.6%	1,724,609	180.9%

Other income (expenses):
Change in fair value of derivative financial instruments	722,884	2.7%	(258,660)	-1.3%	981,544	-379.5%
Interest expense	(2,181,845)	-8.2%	(1,893,075)	-9.1%	(288,770)	15.3%
Interest, dividend and rental income	15,801	0.1%	31,064	0.2%	(15,263)	-49.1%

Total other expense, net	(1,443,160)	-5.4%	(2,120,671)	-10.2%	677,511	-31.9%

Net income (loss) before income tax benefit (expense)	1,234,931	4.6%	(1,167,189)	-5.6%	2,402,120	-205.8%

Income tax benefit (expense)	973,963	3.7%	830,526	4.0%	143,437	17.3%

Net income (loss) before preferred stock dividends	2,208,894	8.3%	(336,663)	-1.6%	$2,545,557	-756.1%

Less: preferred stock dividends	(988,800)		(991,100)

Net income (loss) available to common stockholders	$1,220,094		$(1,327,763)

Net income (loss) per common share - basic	$0.03		$(0.04)

Net income (loss) per common share - diluted	$0.03		$(0.04)

Weighted average common shares outstanding - basic	39,557,000		36,537,000

Weighted average common shares outstanding - diluted	73,634,000		36,537,000

Operating Income

Revenues for the six months ended June 30, 2009 increased $6,018,913 to $26,720,442 compared to the six months ended June 30, 2008 as shown on the table above. The increase in revenues was due primarily to revenue of $5,764,067 generated by firms that were acquired during 2008 (CIAS, Alaska Pension, Kanter & Associates, REPTECH and TPG). The remaining growth in revenue of $254,846 during this six month period ended June 30, 2009 is due to growth at our existing subsidiaries and document restatement fees related to the Economic Growth and Tax Relief Reconciliation Act (“EGTRRA”).

Operating expenses for the six months ended June 30, 2009 increased $4,294,304 to $24,042,351 over the prior year's comparable six month period. As a percentage of revenue, operating expenses decreased to 90.0% for the six months ended June 30, 2009 as compared to 95.4% for the six months ended June 30, 2008.

Selling, general and administrative expenses for the six months ended June 30, 2009 increased $4,190,314 to $20,069,719 over the prior year's comparable six month period. The increase is the result of an additional $3,832,120 of selling, general and administrative expenses incurred by firms acquired during 2008 (CIAS, Alaska Pension, Kanter & Associates, REPTECH and TPG). In addition, selling, general and administrative expenses at corporate headquarters and existing subsidiaries increased by $358,194 as compared to the six months ended June 30, 2008 as a result of the Company’s information technology strategy and variable expenses from business growth. As a percentage of revenue, selling, general and administrative expenses decreased to 75.1% for the six months ended June 30, 2009 as compared to 76.7% for the six months ended June 30, 2008.

Depreciation and amortization for the six months ended June 30, 2009 increased $696,375 to $3,757,953 over the prior year's comparable six month period primarily due to amortization of intangible assets acquired in connection with our acquisitions during 2008. As a percentage of revenue, depreciation and amortization decreased to 14.1% for the six months ended June 30, 2009 as compared to 14.8% for the six months ended June 30, 2008.

Stock-based compensation for the six months ended June 30, 2009 decreased $592,385 to $214,679 over the prior year's comparable six month period due primarily to the prior period issuance of 700,000 shares of common stock to the Chief Executive Officer as part of his November 30, 2007 employment agreement, the prior period issuance of 350,000 shares of common stock to the President and Chief Operating Officer as part of his May 2007 revised employment agreement and the prior period issuance of 200,000 stock options to the President and Chief Operating Officer as part of his April 2008 employment agreement. As a percentage of revenue, stock based compensation decreased to 0.8% for the six months ended June 30, 2009 as compared to 3.9% for the six months ended June 30, 2008.

Other Income (Expenses)

Net other expense was $1,443,160 for the six months ended June 30, 2009 as compared to $2,120,671 for the six months ended June 30, 2008. The decrease was primarily due to an increase in the change of the fair value of the derivative financial instruments of $981,544, offset by an increase in interest expense of $288,770, and a decrease in interest and rental income of $15,263. The change in the fair value of derivative financial instruments increased as a result of the decrease in value of the Company’s stock price. Interest expense increased as a result of additional borrowings on the senior term note and the revolver offset in part by lower average interest rates.

Preferred Stock Dividends

Preferred stock dividends were $988,800 for the six months ended June 30, 2009 as compared to $991,100 for the six months ended June 30, 2008. The decrease was due primarily to conversion of 100,000 shares of Series B cumulative preferred stock to common stock during the first quarter 2008.

Three Month Period Ended June 30, 2009 Compared to June 30, 2008

	(Unaudited)		(Unaudited)
	Three Months Ended	% of	Three Months Ended	% of	$ Change	% Change
	June 30, 2009	Revenues	June 30, 2008	Revenues	2009 to 2008	2009 to 2008

Revenues	$14,077,197	100.0%	$11,761,070	100.0%	$2,316,127	19.7%

Operating expenses:
Selling, general and administrative expenses	9,429,032	67.0%	7,928,803	67.4%	1,500,229	18.9%
Depreciation and amortization	1,831,905	13.0%	1,598,498	13.6%	233,407	14.6%
Stock-based compensation	127,151	0.9%	296,040	2.5%	(168,889)	-57.0%

Total operating expenses	11,388,088	80.9%	9,823,341	83.5%	1,564,747	15.9%

Net operating income (loss)	2,689,109	19.1%	1,937,729	16.5%	751,380	38.8%

Other income (expenses):
Change in fair value of derivative financial instruments	528,413	3.8%	(634,817)	-5.4%	1,163,230	-183.2%
Interest expense	(1,142,401)	-8.1%	(953,063)	-8.1%	(189,338)	19.9%
Interest, dividend and rental income	6,995	0.0%	17,718	0.1%	(10,723)	-60.5%

Total other expense, net	(606,993)	-4.3%	(1,570,162)	-13.4%	963,169	-61.3%

Net income (loss) before income tax benefit (expense)	2,082,116	14.8%	367,567	3.1%	1,714,549	466.5%

Income tax benefit (expense)	395,234	2.8%	465,817	4.0%	(70,583)	-15.2%

Net income (loss) before preferred stock dividends	2,477,350	17.6%	833,384	7.1%	$1,643,966	197.3%

Less: preferred stock dividends	(494,400)		(493,700)

Net income (loss) available to common stockholders	$1,982,950		$339,684

Net income (loss) per common share - basic	$0.05		$0.01

Net income (loss) per common share - diluted	$0.03		$0.01

Weighted average common shares outstanding - basic	39,557,000		36,794,000

Weighted average common shares outstanding - diluted	73,454,000		75,065,000

Operating Income

Revenues for the three months ended June 30, 2009 increased $2,316,127 to $14,077,197 compared to the three months ended June 30, 2008 as shown on the table above. The increase in revenues was due primarily to revenue of $2,912,264 generated by firms that were acquired during 2008 (CIAS, Alaska Pension, Kanter & Associates, REPTECH and TPG). The remaining decrease in revenue of $596,137 during this three month period ended June 30, 2009 is due primarily to a decrease in the asset based revenue at our existing subsidiaries as a result of the decline in the equity markets.

Operating expenses for the three months ended June 30, 2009 increased $1,564,747 to $11,388,088 over the prior year's comparable three month period. As a percentage of revenue, operating expenses decreased to 80.9% for the three months ended June 30, 2009 as compared to 83.5% for the three months ended June 30, 2008.

Selling, general and administrative expenses for the three months ended June 30, 2009 increased $1,500,229 to $9,429,032 over the prior year's comparable three month period. The increase is the result of an additional $1,849,832 of selling, general and administrative expenses incurred by firms acquired during 2008 (CIAS, Alaska Pension, Kanter & Associates, REPTECH and TPG). In addition, selling, general and administrative expenses at corporate headquarters and existing subsidiaries decreased by $349,603 as compared to the three months ended June 30, 2008 primarily as a result of operating efficiencies. As a percentage of revenue, selling, general and administrative expenses decreased to 67.0% for the three months ended June 30, 2009 as compared to 67.4% for the three months ended June 30, 2008.

Depreciation and amortization for the three months ended June 30, 2009 increased $233,407 to $1,831,905 over the prior year's comparable three month period primarily due to amortization of intangible assets acquired in connection with our acquisitions during 2008. As a percentage of revenue, depreciation and amortization decreased to 13.0% for the three months ended June 30, 2009 as compared to 13.6% for the three months ended June 30, 2008.

Stock-based compensation for the three months ended June 30, 2009 decreased $168,889 to $127,151 over the prior year's comparable three month period due primarily to the prior period issuance of 350,000 shares of common stock to the President and Chief Operating Officer as part of his May 2007 revised employment agreement and the prior period issuance of 200,000 stock options to the President and Chief Operating Officer as part of his April 2008 employment agreement. As a percentage of revenue, stock based compensation decreased to 0.9% for the three months ended June 30, 2009 as compared to 2.5% for the three months ended June 30, 2008.

Other Income (Expenses)

Net other expense was $606,993 for the three months ended June 30, 2009 as compared to $1,570,162 for the three months ended June 30, 2008. The decrease was primarily due to an increase in the change of the fair value of the derivative financial instruments of $1,163,230, offset by an increase in interest expense of $189,338, and a decrease in interest and rental income of $10,723. The change in the fair value of derivative financial instruments increased as a result of the decrease in value of the Company’s stock price. Interest expense increased as a result of additional borrowings on the senior term note and the revolver offset in part by lower average interest rates.

Preferred Stock Dividends

Preferred stock dividends were $494,400 for the three months ended June 30, 2009 as compared to $493,700 for the three months ended June 30, 2008.

Liquidity and Capital Resources:

Our cash, working capital (deficit) and stockholders' equity position is disclosed below:

	(Unaudited)	(Audited)
	June 30, 2009	December 31, 2008

Cash (includes restricted cash of $384,763 and $411,299)	$557,663	$531,446

Working Capital (deficit)	$(9,495,423)	$(11,195,773)

Stockholders' Equity	$15,777,047	$14,342,274

At June 30, 2009 and December 31, 2008, the Company's working capital deficit was approximately $9.5 million and $11.2 million, respectively and its accumulated deficit was approximately $19.9 million and $21.1 million, respectively. For the six months ended June 30, 2009 and June 30, 2008, the Company's net income (loss) before preferred stock dividends were approximately $2.2 million and ($0.3) million, respectively and its cash flows from operations were approximately $3.4 million and $2.5 million, respectively.

In 2009, management expects increased cash generated from operating activities as a result of annualized results from the Company’s 2008 acquisitions. In addition, through its senior lending arrangements, the Company has access to a Revolving Line of Credit of up to $2.0 million to supplement its cash generated from operations. At June 30, 2009, the Company had approximately $1.6 million of principal outstanding and $0.4 million available under this arrangement. At December 31, 2008, the Company had approximately $0.3 million of principal outstanding and $1.7 million available under this arrangement.

Management establishes an annual plan for operations and then utilizes the operating plan, current financial results, equity and credit market conditions, and other factors to forecast its quarterly and annual financial results and related cash flows from operations. Based upon management's cash forecast for revenues, operating expenses and debt services, the Company believes its cash resources will be adequate to fund operations through June 30, 2010.

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

The Company’s existing commitments for term notes from senior and subordinated lenders are currently exhausted. The Company has a past practice of private placements as a source of capital and additional liquidity, if necessary. The Company is also in discussions with various private equity investors, its existing and other lenders, and its existing equity investors regarding the Company’s capital levels and its capital structures. Any future source of capital most likely will come from private equity investors or another series of preferred stock offerings.  The Company cannot provide any assurances that it will be able to generate any future source of capital from private equity investors or another series of preferred stock offerings.  Further, if it is able to generate capital, it may not be on preferential terms. If discussions with private equity investors do not materialize, the lenders are not willing to restructure the current debt, or the Company is not able to raise adequate capital through a preferred stock offering, the Company will not have adequate funds to make a principal payment on the senior term note of approximately $10 million on July 31, 2010.

Details of the changes in cash flows during the six month periods ended June 30, 2009 and 2008 are as follows:

	(Unaudited)	(Unaudited)
	Six Months Ended	Six Months Ended
	June 30, 2009	June 30, 2008
Net cash provided by (used in) operating activities	$3,363,194	$2,511,533

Cash flows from investing activities:
Purchases of property and equipment	(584,049)	(134,319)
Acquisition of Alaska Pension Services	(2,476)	(729,408)
Acquisition of Lamoriello Entities	(50,810)	-
Acquisition of National Actuarial Pension Services, Inc.	(64,318)	(21,623)
Acquisition of Alan N. Kanter & Associates	(151,063)	-
Acquisition of Benefit Dynamics	-	(8,770)
Acquisition of Pentec and Pentec Capital Management	-	(40,246)
Acquisition of The Pension Alliance	-	(141,055)
Acquisition of California Investment and Annuity Services	-	(1,521,623)
Acquisition of REPTECH Corp.	(200,775)	-
Acquisition of The Pension Group, Inc.	(1,365,573)	-
Net cash provided by (used in) investing activities	(2,419,064)	(2,597,044)

Cash flows from financing activities:
Proceeds from convertible notes
Proceeds from short-term debt	1,703,908	-
Payments on long-term debt and notes	(2,115,296)	(1,107,532)
Payments on short-term debt and notes	(465,900)	-
Payment of deferred financing costs	(40,625)	(33,818)
Net cash provided by (used in) financing activities	(917,913)	(1,141,350)

Net increase (decrease) in cash	26,217	(1,226,861)

Cash, beginning of period	531,446	3,254,759

Cash, end of period	$557,663	$2,027,898

The Company had cash as of June 30, 2009 of $557,663, an increase of $26,217 from December 31, 2008.

Net cash provided by operating activities of $3,363,194 was primarily due to net income of $2,208,894, non-cash expenses of $2,984,549, a decrease in prepaid expenses of $285,351, an increase in accounts payable of $697,398, offset by a decrease in unearned revenue of $1,112,188, a decrease in accrued expenses and current liabilities of $2,418, and an increase in accounts receivables of $1,698,392.

The non-cash items were primarily composed of depreciation and amortization of $3,757,953, noncash interest of $867,554, stock-based compensation of $214,679, offset by a decrease in the deferred tax liability of $1,132,753, and a decrease in the fair value of derivative financial instruments of $722,884.

Net cash of $2,419,064 used in investing activities was due to $1,719,887 in funds expended in the acquisitions of Alaska Pension Services Ltd, Alan N. Kanter & Associates, REPTECH Corp., and The Pension Group, Inc., $115,128 in funds expended in contingency payments for the Lamoriello Entities and National Actuarial Pension Services, Inc., and $584,049 used in the purchase of property and equipment.

Net cash of $917,913 used in financing activities was due to $1,703,908 in proceeds from short-term debt offset by $2,115,296 in payments of long-term debt, $465,900 in payments of short-term debt and $40,625 in payments of deferred financing costs.

The Company had cash as of June 30, 2008 of $2,027,898, a decrease of $1,226,861 from December 31, 2007.

Net cash provided by operating activities of $2,511,533 was primarily due to non-cash items of $4,210,232, a decrease in prepaid expenses of $78,608, an increase in unearned revenue of $216,835, offset by a net loss of $336,663, an increase in accounts receivable of $1,305,333, a decrease in accounts payable of $208,926, and a decrease in accrued expenses and current liabilities of $143,220.

The non-cash items were primarily composed of depreciation and amortization of $3,061,051, noncash interest of $942,836, stock-based compensation of $807,064, and an increase in the fair value of derivative financial instruments of $258,660, offset by a decrease in the deferred tax liability of $859,379.

Net cash of $2,597,044 used in investing activities was due to $2,286,031 in funds expended in the acquisitions of Alaska Pension Services Ltd, The Pension Alliance and California Investment and Annuity Services, $176,694 in funds expended in contingency payments for Benefit Dynamics, Pentec and Pentec Capital Management, The Pension Alliance and National Actuarial Pension Services, Inc., and $134,319 used in the purchase of property and equipment.

Net cash of $1,141,350 used in financing activities was primarily due to $1,107,532 in payments of long-term debt and $33,818 in payments of deferred financing costs.

Revolving Line of Credit, Senior Term Note and Subordinated Senior Term Note

On November 30, 2007, the Company entered into (i) a Revolving Line of Credit and Term Loan Agreement (the "Senior Loan Agreement") with RBS Citizens Bank and (ii) a Securities Purchase and Loan Agreement (the "Subordinated Senior Agreement") with Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Lehman Brothers Commercial Bank (the “Subordinated Senior Lenders”). A principal amount of the proceeds generated from the two financings were used to retire existing debt. Pursuant to the Senior Loan Agreement, the Company entered into a Revolving Line of Credit Note in the initial amount of $1,000,000 (the "Revolver") and a Term Loan Promissory Note in the initial amount of $8,000,000 (the "Term Loan"). If certain conditions are satisfied, the Company may utilize additional financing under the Revolver up to $1,000,000 (the "Additional Revolver") and additional term loans up to $7,000,000 (the "Additional Term Loan") to fund future acquisitions. On July 15, 2008, the Company borrowed an additional $2,358,375 on the Senior Term Note. As part of the transaction, the Company paid $22,992 in deferred financing costs which will be amortized over the remaining life of the loan. On October 2, 2008, the Company borrowed an additional $1,937,760 on the Senior Term Note. On November 26, 2008, the Company borrowed the remaining $2,703,865 on the Senior Term Note exhausting the availability of funds under the Senior Term Note. The Term Loan and the Revolver bear interest at the applicable LIBOR rate of interest. The Term Loan and the Revolver mature on July 31, 2010. From closing through November 30, 2008, the Company was required to pay interest accruing on the Term Loan and the Revolver on the last day of the applicable LIBOR interest period. Subsequent to November 30, 2008, the Company is required to pay the applicable amount of interest owed on the Term Loan and the Revolver as well as a portion of the principal of the Term Loan based upon a five year straight line amortization schedule of $250,000 in principal on a monthly basis with the remaining outstanding principal balance to be paid in one lump sum on the date of maturity. Commencing January 1, 2008, the Company is obligated to pay an unused commitment fee on the first business day of each quarter for any amounts not used by the Company under the Additional Term Loan. The unused commitment fee to be paid is equal to one-quarter multiplied by the applicable basis point level, which is contingent upon the Company's ratio of total debt funded to EBITDA. The Senior Lender has a secured lien on all assets of the Company and its subsidiaries. The Company may prepay the Term Loan and the Revolver at anytime.  As of June 30, 2009, the outstanding principal balance on the Revolver and Senior Term Note was approximately $1.6 million and $13.3 million, respectively and the interest rate was 4.82%. As of December 31, 2008, the outstanding principal balance on the Revolver and Senior Term Note was approximately $0.3 million and $14.8 million, respectively and the interest rate was 4.18% and 4.68%, respectively.

The Subordinated Senior Note bears interest at 15% of which 12% is due and payable on a monthly basis and 3% (the "Compounded Rate") is compounded monthly and added to the principal amount of the Subordinated Senior Note. The Senior Subordinated Note matures on the earlier of January 31, 2011, the occurrence of a capital transaction, or an event of default. A capital transaction includes the sale, disposition, dissolution or liquidation of the Company's assets or subsidiaries, the acquisition by any person of 30% or more of the Company's common stock or a public offering in the minimum amount of $20,000,000 (a "Capital Transaction"). The Subordinated Senior Lenders have a secured lien on all assets of the Company and its subsidiaries and would be entitled to foreclose on the Company's assets in the event of default, subject to the rights of the Senior Lender. The Company may prepay the Subordinated Senior Notes at any time after May 30, 2009. As of June 30, 2009 and December 31, 2008, approximately $12.7 million and $12.4 million, respectively, were outstanding under the Subordinated Senior Agreement.

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

Under the terms of the Senior Loan Agreement and the Subordinated Senior Agreement, the Company is subject to meeting certain restrictive quarterly financial covenants which, among other things, require the Company to maintain certain minimum Adjusted EBITDA and certain leverage and fixed charge coverage ratios. Adjusted EBITDA is a financial performance metric which is not recognized by accounting principles generally accepted in the United States of America. As of June 30, 2009, the Company was in compliance with all restrictive covenants as amended. As of December 31, 2008, the Company was not in compliance with certain restrictive covenants. The Company’s decline in asset based revenues, as a result of the dramatic decline in the U.S. equity markets in the second half of 2008, negatively impacted its ability to achieve Adjusted EBITDA targets as planned and three out of five related debt covenants presented below. As a result, management entered into a waiver and amendment agreement with the senior lender in March 2009. Under the terms of the Waiver and Amendment Agreement, the senior lender has waived the existing defaults on the debt covenants at December 31, 2008. The Company will also be subject to higher interest rates over the remaining term of the original agreement where the term note and the Revolving Line of Credit are subject to an increased interest rate of 1.25% and 1.75%, respectively. The Company estimates the increased interest rates will result in increased interest expense for the remainder of 2009 of approximately $168,000. In addition, the Company incurred one-time amendment fees in total of $100,625 (of which $60,000 was added to the Subordinated Senior Note) upon the effective date to senior and subordinated senior lenders and is now subject to a 0.25% unused commitment fee on the Revolving Line of Credit which the Company does not expect to be material. The senior and subordinated lenders will also have approval rights for all future acquisitions and the Company will be subject to more frequent and timely compliance and reporting requirements with the senior lender. The tabular presentation sets forth the Company’s most restrictive covenants for the trailing twelve month periods ended December 31, 2008, as originally defined, and June 30, 2009, as amended by quarter for 2009.

	Amended
	2009				2008

	Q1	Q2	Q3	Q4
Minimum Adjusted EBITDA (1)
Actual	$8,798,069	$9,638,281	$-	$-	$7,935,070	*
Covenant	$8,400,000	$9,000,000	$9,050,000	$10,100,000	$8,000,000

Maximum Leverage Ratio (2)
Actual	3.11	3.05	-	-	3.28	*
Covenant	3.25	3.25	3.25	2.75	3.00

Minimum Fixed Charge Coverage Ratio (3)
Actual	1.12	1.02	-	-	1.12	*
Covenant	1.05	1.00	1.00	1.20	1.25

Minimum Interest Coverage Ratio (4)
Actual	3.09	3.27	-	-	2.82
Covenant	2.25	2.25	2.25	2.50	2.00

Maximum Ratio of Total Funded Debt to Net Worth (5)
Actual	1.45	1.21	-	-	1.51
Covenant	2.00	2.00	2.00	2.00	2.50

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

Following is a reconciliation of Minimum Adjusted EBITDA to net income available to common stockholders for the trailing twelve months as of:

Six Months Ended
June 30, 2009

Minimum Adjusted EBITDA for the trailing twelve months	$9,638,281

Depreciation and amortization	(8,966,564)

Stock based compensation	(410,214)

Change in fair value of derivative financial instruments	2,846,578

Contractually specific charges to goodwill	200,002

Interest expense	(2,949,323)

Income tax expenses	(277,654)

Deferred income tax benefit	2,334,426

Preferred stock dividends	(1,977,600)

Third and fourth quarter 2008 net loss available to common stockholders	782,162

Net income available to common stockholders	$1,220,094

Seller Financing

In connection with our acquisition strategy, part of the purchase price is paid through seller financed instruments. As of June 30, 2009, total funds due to former owners were $3,997,656. Of this amount, $3,192,578 is due in the next 12 months and $805,078 is due thereafter. Seller financed instruments bear interest at 6% to 8% per annum. All seller financed instruments are uncollateralized.

On February 24, 2009, the Company executed a Restructured Promissory Note (the “TPA Restructured Note Agreement”) with the sellers of The Pension Alliance, Inc. (“TPA”) under which the parties agreed to execute replacement notes superseding and terminating all existing promissory notes with the sellers. Under the TPA Restructured Note Agreement, the Company agreed to issue promissory notes for an aggregate of $837,500 payable in nine equal principal monthly installments of $93,056, plus accrued interest, beginning on July 1, 2009 and ending March 1, 2010 at an interest rate of 8% per annum. Accrued interest on superseded promissory notes was paid to the sellers within fifteen business days after the effective date of the TPA Restructured Note Agreement.

On February 28, 2009, the Company executed a Restructured Promissory Note (the “Pentec Restructured Note Agreement”) with the seller of Pentec, Inc. and Pentec Capital Management, Inc. (“Pentec and PCM”) under which the parties agreed to execute replacement notes superseding and terminating all existing promissory notes with the seller. Under the Pentec Restructured Note Agreement, the Company agreed to issue a promissory note of $600,000 payable in six equal principal monthly installments of $100,000, plus accrued interest, beginning on July 1, 2009 and ending December 1, 2009 at an interest rate of 8% per annum. Accrued interest on superseded promissory notes was paid to the seller within fifteen business days after the effective date of the Pentec Restructured Note Agreement.

On March 16, 2009, the Company executed a Restructured Promissory Note ( the “CIAS Sellers’ Restructured Note Agreement”) with the sellers of CIAS under which the parties agreed to execute replacement notes superseding and terminating, the prior note between the parties dated April 3, 2008. Under the CIAS Sellers’ Restructured Note Agreement, the Company agreed to issue two promissory notes for an aggregate of $950,000 payable in eight equal principal monthly installments of $70,000 beginning on August 15, 2009 and ending March 15, 2010, and three equal installments of $130,000 plus all accrued interest, less any adjustments to the promissory notes under the CIAS Agreement, beginning on April 15, 2010 and ending on June 15, 2010. The notes pay interest at 8% per annum. Accrued interest on the April 3, 2008 promissory notes was paid to the sellers within ten business days of the original scheduled payment date of June 3, 2009.

On March 24, 2009, the Company executed two promissory notes each for $75,000 payable to sellers of TPG in lieu of full payment of their portion of the additional payment for $467,500, prior to any adjustments, due at March 26, 2009 under the TPG Agreement and was subject to interest of 8% per annum. The notes were paid on June 26, 2009.

 Future Contractual Obligations

The following table shows the Company's present and future contractual obligations as of June 30, 2009:

	(Unaudited)
	June 30, 2009
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter

Operating Lease Obligations	$5,381,237	$2,153,170	$2,811,012	$336,424	$80,631

Employment Contracts	$2,133,332	$1,648,097	$485,235	$-	$-

Revolving Line of Credit	$1,566,000	$1,566,000	$-	$-	$-

Short and Long Term Debt	$30,053,644	$6,283,615	$23,758,474	$11,555	$-

Total Contractual Cash Obligations	$39,134,213	$11,650,882	$27,054,721	$347,979	$80,631

Critical Accounting Policies and Estimates

The preparation of financial statements in accordance with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates. The policies below are considered by management to be critical to the understanding of the Company’s condensed consolidated interim financial statements because their application places a significant demand on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain.

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

Adoption of New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Non-controlling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51” (“SFAS 160”). SFAS 160 establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. SFAS 160 is effective for the Company beginning January 1, 2009. SFAS 160 does not have a material impact on the Company’s condensed consolidated interim financial statements.

In December 2007, the FASB issued SFAS No. 141(R), "Business Combinations" ("SFAS 141(R)") which requires the acquiring entity in a business combination to recognize most identifiable assets acquired, liabilities assumed, non-controlling interests and goodwill acquired in a business combination at full fair value; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. SFAS 141(R) is effective for the Company beginning January 1, 2009. The adoption of SFAS 141(R) on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows during the first two quarters of 2009. However, the application of SFAS 141(R) to future acquisitions could impact the Company’s financial condition and results of operations and the reporting of acquisitions in the condensed consolidated interim financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS 161 is effective for the Company beginning January 1, 2009. The Company does not make it a practice to participate in derivative transactions except in financing arrangements with lenders. See Note 5, Long-term Debt and Derivative Liabilities, for further discussion as it relates to the accounting treatment and effect on the Company’s Condensed Consolidated Balance Sheets as of June 30, 2009 and December 31, 2008.  The resulting change in fair value of derivative financial instruments is disclosed on the Company’s Condensed Consolidated Statements of Operations and Cash Flows as of June 30, 2009 and June 30, 2008. The Company currently does not participate in any hedging transactions.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 141(R)-1, “Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arises from Contingencies” (“FSP FAS 141(R)-1”), which amends and clarifies SFAS 141(R) to address application issues, including: (1) initial recognition and measurement; (2) subsequent measurement and accounting; and (3) disclosure of assets and liabilities arising from contingencies in a business combination. FSP FAS 141(R)-1 was prospectively effective for business combinations consummated in fiscal years beginning on or after December 15, 2008, with early application prohibited. The adoption of FSP FAS 141(R)-1 on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows during the first two quarters of 2009. However, the application of FSP FAS 141(R)-1 to future acquisitions could impact the Company’s financial condition and results of operations and the reporting of acquisitions in the condensed consolidated interim financial statements.

In May 2008, the FASB issued FSP APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”), which clarifies that convertible instruments that may be settled in cash upon conversion (including partial cash settlement) are not addressed by APB Opinion No. 14, “Accounting for Convertible Debt and Debt Issued with Stock Purchase Warrants”. Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and is to be applied retrospectively for all periods that are presented in the annual financial statements for the period of adoption. FSP APB 14-1 does not have a material impact on the Company’s condensed consolidated interim financial statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value when the Volume and Level of Activity for the Asset or Liability have Significantly Decreased and Identifying Transactions that are not Orderly” (“FSP FAS 157-4”), which is effective for the Company for the quarterly period beginning April 1, 2009. FSP FAS 157-4 affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. The FSP provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This FSP applies to all fair value measurements when appropriate. FSP FAS 157-4 does not have a material impact on the Company’s condensed consolidated interim financial statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1”). FSP FAS 107-1 amends SFAS No. 107, “Disclosures about Fair Value of Financial Instruments” (“SFAS 107”) to require disclosures about fair value of financial instruments in interim financial statements. FSP FAS 107-1 requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. FSP FAS 107-1 is effective for periods ending after June 15, 2009, with comparative disclosures required only for periods ending subsequent to initial adoption. The Company has disclosed the assumptions used to estimate the fair value of financial instruments in the notes to condensed consolidated interim financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). This standard is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  SFAS 165 is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company adopted SFAS 165 during the second quarter of 2009, and its adoption did not have a material impact on the Company’s condensed consolidated interim financial statements.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“SFAS 168”). SFAS 168 replaces SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles”. SFAS 168 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this statement is not expected to have a material effect on the Company’s condensed consolidated interim financial statements.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of June 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Effective April 14, 2009, the Company entered into an Employment Agreement with John M. Davis, the Company’s President and Chief Operating Officer.  In accordance with such agreement, the Company granted Mr. Davis an option to purchase 600,000 shares of common stock of the Company at $0.20 per share of which 300,000 shares vested on immediately, 150,000 shares will vest on December 31, 2009 and 150,000 shares will vest on December 31, 2010. These options may be exercised only if authorized shares are available.

Effective April 15, 2009, the Company entered into an Employment Agreement with Christopher W. Larkin, the Company’s Chief Financial Officer.  In accordance with such agreement, the Company granted Mr. Larkin an option to purchase 250,000 shares of common stock of the Company at $0.20 per share of which 150,000 shares vested on immediately, 50,000 shares will vest on December 31, 2009 and 50,000 shares will vest on December 31, 2010. These options may be exercised only if authorized shares are available

Effective July 8, 2009, the Company granted stock options to various members of management and staff to purchase 930,000 shares of common stock of the Company at $0.20 per share of which 50% vested immediately, 25% vest six months from the date of the agreement and the remaining 25% vest twelve months from the date of the agreement.  Of those stock options, 600,000 were granted to Steven J. Ross, Chief Executive Officer. These options may be exercised only if authorized shares are available

ITEM 3. Defaults Upon Senior Securities

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

•
Option grant to purchase 600,000 shares of common stock of the Company at $0.20 per share of which 300,000 shares vested on April 14, 2009, 150,000 shares will vest on December 31, 2009 and 150,000 shares will vest on December 31, 2010. These options may be exercised only if authorized shares are available.

•	A home office and car allowance of $1,000 per month.

•	Continuation of health, life and disability insurance.

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

•
Option grant to purchase 250,000 shares of common stock of the Company at $0.20 per share of which 150,000 shares vested on April 15, 2009, 50,000 shares will vest on December 31, 2009 and 50,000 shares will vest on December 31, 2010. These options may be exercised only if authorized shares are available.

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

On July 9, 2009, the Company filed a Form S-8 Registration Statement with the Securities and Exchange Commission registering shares of common stock underlying its 2005 Stock Incentive Plan.

On July 23, 2009, the Company filed Form 15 with the Securities and Exchange Commission which was a certification and notice of termination of registration of the Company’s common shares under section 12(g) of the Securities Exchange Act of 1934.  The Company is required to continue to file reports with the Securities and Exchange Commission under section 15(d) of the Securities Exchange Act of 1934.

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

10.28	Put Agreement entered by and among American Benefit Resources, Inc., IBF Fund Liquidating LLC and Duncan Capital Group LLC

10.29	Put Agreement entered by and among American Benefit Resources, Inc., IBF Fund Liquidating LLC and Duncan Capital Group LLC

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

10.90
Stock Purchase Agreement by and among National Investment Managers, Pension Technical Services, Inc., Ralph W. Shaw and Eileen A. Baldwin-Shaw (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.91
Promissory Note issued to Ralph W. Shaw and Eileen A. Baldwin-Shaw due December 2009 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.92
Promissory Note issued to Ralph W. Shaw and Eileen A. Baldwin-Shaw due December 2010 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.93
Employment Agreement entered by and between Pension Technical Services, Inc. and Ralph W. Shaw (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.94
Employment Agreement entered by and between Pension Technical Services, Inc. and Eileen A. Baldwin-Shaw (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.95
Stock Purchase Agreement by and among National Investment Managers, Peter R. Stephan, individually and as Trustee of The Stephan Family Trust Dated August 2, 1993, James R. Norman, Jr., individually and as Trustee of The Norman Living Trust Dated December 7, 2005, Rise Spiegel, individually and as Trustee of The Rise Norris Spiegel Trust Dated November 16, 2005 and the Pension Group, Inc. (Incorporated by reference to Form 8-K/A filed with the Securities and Exchange Commission on December 3, 2008. (File No. 000-51252))

10.96
Promissory Note issued to Peter R. Stephan, James R. Norman, Jr. and Rise Spiegel due January 2010 (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.97
Promissory Note issued to Peter R. Stephan, James R. Norman, Jr. and Rise Spiegel due January 2011 (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.98
Employment Agreement entered by and between The Pension Group, Inc. and Peter R. Stephan (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.99
Employment Agreement entered by and between The Pension Group, Inc. and James R. Norman, Jr. (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.100
Employment Agreement entered by and between The Pension Group, Inc. and Rise Spiegel. (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.101
Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due March 1, 2010. (Incorporated by reference to the Form 10K Annual Report filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.102
Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due March 1, 2010. (Incorporated by reference to the Form 10K Annual Report filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.103
Promissory Note issued by National Investment Managers, Inc. to Michael E. Callahan due December 1, 2009.  (Incorporated by reference to the Form 10K Annual Report filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.104
Promissory Note issued by National Investment Managers, Inc. to Richard Kaplan due June 15, 2010.  (Incorporated by reference to the Form 10K Annual Report filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.105
Promissory Note issued by National Investment Managers, Inc. to Anthony Delfino due June 15, 2010.  (Incorporated by reference to the Form 10K Annual Report filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.106
Employment Agreement entered by and between the Company and John M. Davis dated April 14, 2009 (Incorporated by reference to the Form 10Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2009. (File No. 000-51252))

10.107
Employment Agreement entered by and between the Company and Christopher W. Larkin dated April 15, 2009 (Incorporated by reference to the Form 10Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2009. (File No. 000-51252))

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

NATIONAL INVESTMENT MANAGERS INC.

Registrant

Dated: August 13, 2009	/s/ Steven J. Ross
Steven J. Ross
Chief Executive Officer

Dated: August 13, 2009	/s/ Christopher W. Larkin
Christopher W. Larkin
Chief Financial Officer