Form 10-Q
period 2009-09-30
National Investment Managers Inc.
filed 2009-11-16
CIK 770461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares	Outstanding at November 10, 2009
Common Stock, $0.001 par value per share	39,556,669 shares

NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets - September 30, 2009 (unaudited) and December 31, 2008 (audited)	3

Condensed Consolidated Statements of Operations - Nine months ended September 30, 2009 and 2008 (unaudited)	4

Condensed Consolidated Statement of Operations – Three months ended September 30, 2009 and 2008 (unaudited)	5

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2009 and 2008 (unaudited)	6-7

Notes to Condensed Consolidated Interim Financial Statements	8-24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25-37

Item 3. Quantitative and Qualitative Disclosures about Market Risks	38

Item 4. Controls and Procedures	38

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	39

Item 1A. Risk Factors	39

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	39

Item 3. Defaults upon Senior Securities	39

Item 4. Submission of Matters to a Vote of Security Holders	39

Item 5. Other Information	39-40

Item 6. Exhibits	41-52

SIGNATURES	53

ITEM 1. Financial Statements

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2009	December 31, 2008
ASSETS
Current assets:
Cash (includes restricted cash of $189,396 and $411,299)	$393,860	$531,446
Accounts receivable, net	5,897,100	4,886,329
Prepaid expenses and other current assets	912,487	1,262,981

Total current assets	7,203,447	6,680,756

Property and equipment, net	1,480,335	1,036,497

Other assets:
Goodwill	28,735,819	28,474,114
Customer lists/relationships, net	24,816,799	27,118,405
Other intangibles, net	4,934,174	7,732,504
Deferred financing costs	777,678	979,455

Total other assets	59,264,470	64,304,478

Total assets	$67,948,252	$72,021,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$2,296,000	$327,992
Long-term debt, current portion	25,433,066	5,560,800
Accounts payable	1,931,544	918,748
Unearned revenue	3,687,548	5,464,992
Accrued expenses and other current liabilities	3,268,482	5,603,997

Total current liabilities	36,616,640	17,876,529

Long-term liabilities:
Long-term debt, less current portion	1,321,091	23,710,830
Preferred dividends payable	7,355,520	5,872,320
Derivative financial instruments	2,303,277	2,510,864
Deferred tax liability	6,038,122	7,708,914

Total long-term liabilities	17,018,010	39,802,928

Total liabilities	53,634,650	57,679,457

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; 4,000,000 designated as Series A shares - 2,420,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008 (liquidation preference $2,420,000 as of September 30, 2009 and December 31, 2008); 4,000,000 designated as Series B shares - 3,615,000 shares issued and outstanding as of September 30, 2009 and December 31, 2008 (liquidation preference $7,230,000 as of September 30, 2009 and December 31, 2008); 1,000,000 designated as Series C shares - 770,834 shares issued and outstanding as of September 30, 2009 and December 31, 2008 (liquidation preference $9,250,008 as of September 30, 2009 and December 31, 2008);  500,000 designated as Series D shares - 409,500 shares issued and outstanding as of September 30, 2009 and December 31, 2008 (liquidation preference $8,190,000 as of September 30, 2009 and December 31, 2008); and 60,000 designated as Series E shares - 29,350 shares issued and outstanding as of September 30, 2009 and December 31, 2008 (liquidation preference $5,870,000 as of September 30, 2009 and December 31, 2008)
	7,245	7,245
Common stock, $.001 par value, 100,000,000 shares authorized, 39,556,669 shares issued and outstanding as of September 30, 2009 and December 31, 2008.	39,557	39,557
Additional paid-in capital	35,743,057	35,406,027
Accumulated deficit	(21,476,257)	(21,110,555)

Total stockholders' equity	14,313,602	14,342,274

Total liabilities and stockholders' equity	$67,948,252	$72,021,731

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008

Revenues:	$37,729,784	$31,853,174

Operating expenses
Selling, general and administrative expenses	29,080,526	24,186,372
Depreciation and amortization	5,605,675	4,818,729
Stock-based compensation	337,030	904,538

Total operating expenses	35,023,231	29,909,639

Net operating income (loss)	2,706,553	1,943,535

Other income (expenses):
Change in fair value of derivative financial instruments	207,587	1,211,291
Interest expense	(3,345,630)	(2,909,806)
Interest, dividend and rental income	21,162	34,915

Total other expense, net	(3,116,881)	(1,663,600)

Net income (loss) before income tax benefit (expense)	(410,328)	279,935

Income tax benefit (expense)	1,527,826	1,359,833

Net income (loss) before preferred stock dividends	1,117,498	1,639,768

Less: preferred stock dividends	(1,483,200)	(1,485,500)

Net income (loss) available to common stockholders	$(365,702)	$154,268

Net income (loss) per common share - basic	$(0.01)	$0.00

Net income (loss) per common share - diluted	$(0.01)	$0.00

Weighted average common shares outstanding - basic	39,557,000	36,760,000

Weighted average common shares outstanding - diluted	39,557,000	41,311,000

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008

Revenues:	$11,009,341	$11,151,645

Operating Expenses
Selling, general and administrative expenses	9,010,806	8,306,617
Depreciation and amortization	1,847,722	1,757,151
Stock-based compensation	122,351	97,474

Total operating expenses	10,980,879	10,161,242

Net operating income (loss)	28,462	990,403

Other income (expenses):
Change in fair value of derivative financial instruments	(515,297)	1,469,952
Interest expense	(1,163,785)	(1,016,732)
Interest, dividend and rental income	5,361	3,852

Total other expense, net	(1,673,721)	457,072

Net income (loss) before income tax benefit (expense)	(1,645,259)	1,447,475

Income tax benefit (expense)	553,863	528,956

Net income (loss) before preferred stock dividends	(1,091,396)	1,976,431

Less: preferred stock dividends	(494,400)	(494,400)

Net income (loss) available to common stockholders	$(1,585,796)	$1,482,031

Net income (loss) per common share - basic	$(0.04)	$0.04

Net income (loss) per common share - diluted	$(0.04)	$0.03

Weighted average common shares outstanding - basic	39,557,000	37,201,000

Weighted average common shares outstanding - diluted	39,557,000	73,554,000

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Cash flows from operating activities:
Net income (loss) before preferred stock dividends	$1,117,498	$1,639,768
Adjustments to reconcile net income (loss) before preferred stock dividends to net cash provided by (used in) operating activities:
Depreciation and amortization	5,605,675	4,818,202
Noncash interest	1,370,892	1,151,312
Stock-based compensation	337,030	904,538
Deferred income tax benefit	(1,670,792)	(1,402,771)
Change in fair value of derivative financial instruments	(207,587)	(1,211,291)
Increase (decrease) in cash attributable to changes
in operating assets and liabilities
Accounts receivable, net	(1,010,771)	(1,991,545)
Prepaid expenses and other current assets	350,494	(66,286)
Accounts payable	1,113,080	(40,099)
Unearned revenues	(1,824,889)	(439,234)
Accrued expenses and other current liabilities	(646,920)	(146,205)
Net cash provided by (used in) operating activities	4,533,710	3,216,389

Cash flows from investing activities:
Purchases of property and equipment	(949,577)	(238,345)
Acquisition of Alaska Pension Services	(36,053)	(730,561)
Acquisition of Lamoriello Entities	(50,810)	-
Acquisition of National Actuarial Pension Services, Inc.	(64,318)	(21,623)
Acquisition of Alan N. Kanter & Associates	(151,063)	(1,837,851)
Acquisition of Benefit Dynamics	-	(8,770)
Acquisition of Pentec and Pentec Capital Management	-	(40,246)
Acquisition of The Pension Alliance	-	(146,299)
Acquisition of California Investment and Annuity Services	-	(1,535,929)
Acquisition of the assets of REBS	-	(177,258)
Acquisition of REPTECH Corp	(180,097)	-
Acquisition of The Pension Group, Inc.	(1,354,680)	-
Net cash provided by (used in) investing activities	(2,786,598)	(4,736,882)

Cash flows from financing activities:
Proceeds from short-term debt	3,043,908	-
Proceeds from long-term debt	-	2,400,375
Payments on long-term debt and notes	(3,802,081)	(2,392,390)
Payments on short-term debt and notes	(1,075,900)	-
Payment of deferred financing costs	(50,625)	(59,708)
Net cash provided by (used in) financing activities	(1,884,698)	(51,723)

Net increase (decrease) in cash	(137,586)	(1,572,216)

Cash, beginning of period	531,446	3,254,759

Cash, end of period	$393,860	$1,682,543

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$1,933,128	$1,709,822

Cash paid during the period for taxes	$211,273	$76,342

Supplemental schedules of noncash investing and financing activites:
Accrued preferred dividends	$1,483,200	$1,485,500

Capitalization of accrued interest on secured term notes	$286,572	$277,535

Capitalization of deferred financing costs on secured term notes	$179,585	$-

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

In conjunction with the Company's acquisitions, notes and common stock were issued and liabilities were assumed as follows (See Note 11):

		National Actuarial
2006:	Lamoriello Entities	Pension Services

Fair value of assets acquired	$6,656,190	$3,649,469
Cash paid	(3,354,190)	(2,110,069)
Notes issued	-	(700,000)
Common stock issued	(1,500,000)	-
Total liabilities assumed	$1,802,000	$839,400

	California Investment	Alaska Pension	Alan N. Kanter
2008:	Annuity Sales	Services, Ltd.	& Associates, Inc.

Fair value of assets acquired	$2,949,929	$1,663,443	$2,584,441
Cash paid	(1,535,929)	(931,614)	(2,037,976)
Due to sellers	-	-	(42,500)
Notes issued	(950,000)	(220,000)	-
Accrued obligations	-	(4,147)	-
Common stock issued	-	(220,000)	-
Total liabilities assumed	$464,000	$287,682	$503,965

	Retirement & Employee
2008:	Benefit Services Inc.	REPTECH Corp.	The Pension Group, Inc.

Fair value of assets acquired	$178,257	$4,990,801	$6,315,002
Cash paid	(178,257)	(2,026,236)	(3,636,107)
Notes issued	-	(922,656)	(617,500)
Common stock issued	-	(715,104)	(467,500)
Total liabilities assumed	$-	$1,326,805	$1,593,895

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

The operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results to be expected for the full year ending December 31, 2009.

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

Note 2. Background and Liquidity

The Company is in the principal business of acquiring and managing operating entities that offer pension plan administration, financial and investment advisory services and insurance products to small and medium sized businesses and high-net worth individuals in the United States. As of September 30, 2009, the Company owned 22 operating units in fourteen states. The Company’s headquarters is located in Dublin, Ohio.

At September 30, 2009 and December 31, 2008, the Company's working capital deficit was approximately $29.4 million and $11.2 million, respectively and its accumulated deficit was approximately $21.5 million and $21.1 million, respectively. For the nine months ended September 30, 2009 and September 30, 2008, the Company's net income before preferred stock dividends was approximately $1.1 million and $1.6 million, respectively and its cash flows from operations was approximately $4.5 million and $3.2 million, respectively.

In 2009, management expects increased cash generated from operating activities as a result of annualized results from the Company’s 2008 acquisitions. In addition, through its senior lending arrangements, the Company has access to a Revolving Line of Credit of up to $2.0 million, which was temporarily increased to $2.5 million through December 31, 2009, to supplement its cash generated from operations. At September 30, 2009, the Company had approximately $2.3 million of principal outstanding and $0.2 million available under this arrangement. At December 31, 2008, the Company had approximately $0.3 million of principal outstanding and $1.7 million available under this arrangement.

Management establishes an annual plan for operations and then utilizes the operating plan, current financial results, equity and credit market conditions, and other factors to forecast its quarterly and annual financial results and related cash flows from operations. Based upon management's cash forecast for revenues, operating expenses and debt services, the Company believes its cash resources will be adequate to fund operations through September 30, 2010 only if the principal payment on the Senior Term Note due July 31, 2010 is restructured with RBS Citizens Bank (the “Senior Lender). The company anticipates restructuring the principal payment on the Senior Term Note with the Senior Lender prior to the due date.   If the Company is unsuccessful in restructuring the Senior Term Note, the Senior Lender may choose to seize the Company’s assets and potentially cease or dramatically change all operations.

As a result of the dramatic decrease in the availability of credit in the marketplace and the uncertainty of the current equity markets, the Company expects limited acquisition activity for the remainder of 2009. As a result, management’s focus in 2009 has been and will continue to be on enhancing operating efficiencies and increasing the effectiveness of the existing operating subsidiaries through the implementation of technology and operational upgrades. In addition, the Company will focus on the integration of the balance forward tax qualified retirement plans acquired from Standard Retirement Services Inc. for the remainder of 2009.

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

Note 3. Adoption of New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance in the Consolidation Topic of the FASB Accounting Standards Codification (“ASC”). The guidance establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. The guidance is effective for the Company beginning January 1, 2009. The guidance does not have a material impact on the Company’s condensed consolidated interim financial statements.

In December 2007, the FASB issued guidance in the Business Combinations Topic of the FASB ASC. This guidance requires the acquiring entity in a business combination to recognize most identifiable assets acquired, liabilities assumed, non-controlling interests and goodwill acquired in a business combination at full fair value; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This guidance is effective for the Company beginning January 1, 2009. The adoption of this guidance on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows during the first three quarters of 2009. However, the application of this guidance to future acquisitions could impact the Company’s financial condition and results of operations and the reporting of acquisitions in the condensed consolidated interim financial statements.

In March 2008, the FASB issued guidance on disclosures in the Derivatives and Hedging Topic of the FASB ASC. This guidance requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for the Company beginning January 1, 2009. The Company does not make it a practice to participate in derivative transactions except in financing arrangements with lenders. See Note 5, Long-term Debt and Derivative Liabilities, for further discussion as it relates to the accounting treatment and effect on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008.  The resulting change in fair value of derivative financial instruments is disclosed on the Company’s Condensed Consolidated Statements of Operations and Cash Flows as of September 30, 2009 and September 30, 2008. The Company currently does not participate in any hedging transactions.

In April 2009, the FASB issued guidance in the Business Combinations Topic of the FASB ASC. This addresses application issues, including: (1) initial recognition and measurement; (2) subsequent measurement and accounting; and (3) disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was prospectively effective for business combinations consummated in fiscal years beginning on or after December 15, 2008, with early application prohibited. The adoption of this guidance on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows during the first three quarters of 2009. However, the application of this guidance to future acquisitions could impact the Company’s financial condition and results of operations and the reporting of acquisitions in the condensed consolidated interim financial statements.

In May 2008, the FASB issued guidance in the Debt Topic of the FASB ASC. This guidance provides clarification on convertible instruments that may be settled in cash upon conversion (including partial cash settlement). Additionally, this guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and is to be applied retrospectively for all periods that are presented in the annual financial statements for the period of adoption. This guidance does not have a material impact on the Company’s condensed consolidated interim financial statements.

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the FASB ASC. This guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This guidance applies to all fair value measurements when appropriate and is effective for the Company for the quarterly period beginning April 1, 2009. The guidance does not have a material impact on the Company’s condensed consolidated interim financial statements.

In April 2009, the FASB issued guidance in the Financial Instruments and Interim Reporting Topics of the FASB ASC. This guidance requires disclosures about fair value of financial instruments in interim financial statements. It requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. This guidance is effective for periods ending after June 15, 2009, with comparative disclosures required only for periods ending subsequent to initial adoption. The Company has disclosed the assumptions used to estimate the fair value of financial instruments in the notes to condensed consolidated interim financial statements.

In May 2009, the FASB issued guidance in the Subsequent Events Topic of FASB ASC. This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company adopted this guidance during the second quarter of 2009, and its adoption did not have a material impact on the Company’s condensed consolidated interim financial statements.

In June 2009, the FASB issued guidance in the General Accepted Accounting Principles Topic of FASB ASC. This guidance modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section and paragraph, each of which is identified by a numerical designation. This statement applies beginning in the third quarter of 2009.

 Note 4. New Accounting Pronouncements

In August 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of FASB ASC. This guidance updates the fair value measurement of liabilities that provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available; a reporting entity is required to measure fair value using alternative valuation techniques. This guidance provided in this update is effective for interim and annual periods beginning after August 27, 2009. Management is currently evaluating the impact of applying the update to the Company’s future consolidated financial statements.

In September 2009, the FASB issued guidance in the Revenue Recognition Topic of FASB ASC. This guidance updates the accounting and expands disclosures for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Management is currently evaluating the impact of applying the update to the Company’s future consolidated financial statements.

Note 5. Long-term Debt and Derivative Liabilities

Long-term debt activity for the nine months ended September 30, 2009 consisted of the following:

	(Audited)				(Unaudited)
	Balances at	Add:	Less:	Add:	Balances at
	December 31, 2008	New Debt	Payments	Amortization	September 30, 2009
Senior Term Note	$14,750,000		$(2,250,000)		$12,500,000
Subordinated Sr Note	$12,404,150	$439,072			$12,843,222
Seller notes	$4,447,656	$150,000	$(1,529,167)		$3,068,489
Capitalized leases	$93,393		$(22,915)		$70,478
	$31,695,199				$28,482,189
Less: unamortized debt discount	$(2,423,569)			$695,537	$(1,728,032)
	$29,271,630				$26,754,157
Less: current portion	$(5,560,800)				$(25,433,066)
	$23,710,830				$1,321,091

New debt on the Subordinated Senior Note includes noncash interest of $286,572 and capitalized deferred financing costs of $152,500.

Seller Financing

In connection with our acquisition strategy, part of the purchase price is paid through seller financed instruments. As of September 30, 2009, total funds due to former owners were $3,068,489. Of this amount, $1,789,648 is due in the next 12 months and $1,278,841 is due thereafter. Seller financed instruments bear interest at 6% to 8% per annum. All seller financed instruments are uncollateralized.

Revolving Line of Credit, Senior Term Note and Subordinated Senior Term Note

On November 30, 2007, the Company entered into (i) a Revolving Line of Credit and Term Loan Agreement (the "Senior Loan Agreement") with RBS Citizens Bank (Senior Lender) and (ii) a Securities Purchase and Loan Agreement (the "Subordinated Senior Agreement") with Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Lehman Brothers Commercial Bank (the “Subordinated Senior Lenders”). A principal amount of the proceeds generated from the two financings were used to retire existing debt. Pursuant to the Senior Loan Agreement, the Company entered into a Revolving Line of Credit in the initial amount of $1,000,000 (the "Revolver") and a Term Loan Promissory Note in the initial amount of $8,000,000 (the "Term Loan"). If certain conditions are satisfied, the Company may utilize additional financing under the Revolver up to $1,000,000 (the "Additional Revolver") and additional term loans up to $7,000,000 (the "Additional Term Loan") to fund future acquisitions (The Term Loan and the Additional Term Loan are collectively referred to as the “Senior Term Note”). On July 15, 2008, the Company borrowed an additional $2,358,375 on the Senior Term Note. As part of the transaction, the Company paid $22,992 in deferred financing costs which will be amortized over the remaining life of the loan. On October 2, 2008, the Company borrowed an additional $1,937,760 on the Senior Term Note. On November 26, 2008, the Company borrowed the remaining $2,703,865 on the Senior Term Note exhausting the availability of funds under the Senior Term Note. On September 29, 2009, the Company and Senior Lender agreed to temporarily increase the maximum principal amount available under the Revolving Line of Credit to $2,500,000 until December 31, 2009. At December 31, 2009, the Company is required to repay any amounts outstanding under the Revolving Line of Credit in excess of $2,000,000. As part of the transaction, the Company paid or accrued $54,585 in deferred financing costs which will be amortized over the remaining life of the loan. The Senior Term Note and the Revolving Line of Credit bear interest at the applicable LIBOR rate of interest. The Senior Term Note and the Revolving Line of Credit mature on July 31, 2010. From closing through November 30, 2008, the Company was required to pay interest accruing on the Senior Term Note and the Revolving Line of Credit on the last day of the applicable LIBOR interest period. Subsequent to November 30, 2008, the Company is required to pay the applicable amount of interest owed on the Senior Term Note and the Revolving Line of Credit as well as a portion of the principal of the Senior Term Note based upon a five year straight line amortization schedule of $250,000 in principal on a monthly basis with the remaining outstanding principal balance to be paid in one lump sum on the date of maturity. Commencing January 1, 2008, the Company is obligated to pay an unused commitment fee on the first business day of each quarter for any amounts not used by the Company under the Additional Term Loan. The unused commitment fee to be paid is equal to one-quarter multiplied by the applicable basis point level, which is contingent upon the Company's ratio of total debt funded to EBITDA. The Senior Lender has a secured lien on all assets of the Company and its subsidiaries. The Company may prepay the Senior Term Note and the Revolving Line of Credit at anytime.  As of September 30, 2009, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $2.3 million and $12.5 million, respectively and the interest rate was 4.76%. As of December 31, 2008, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $0.3 million and $14.8 million, respectively and the interest rate was 4.18% and 4.68%, respectively.

The Subordinated Senior Note bears interest at 15% of which 12% is due and payable on a monthly basis and 3% (the "Compounded Rate") is compounded monthly and added to the principal amount of the Subordinated Senior Note. The Senior Subordinated Note matures on the earlier of January 31, 2011, the occurrence of a capital transaction, or an event of default. A capital transaction includes the sale, disposition, dissolution or liquidation of the Company's assets or subsidiaries, the acquisition by any person of 30% or more of the Company's common stock or a public offering in the minimum amount of $20,000,000 (a "Capital Transaction"). The Subordinated Senior Lenders have a secured lien on all assets of the Company and its subsidiaries and would be entitled to foreclose on the Company's assets in the event of default, subject to the rights of the Senior Lender. The Company may prepay the Subordinated Senior Notes at any time after May 30, 2009. As of September 30, 2009 and December 31, 2008, approximately $12.8 million and $12.4 million, respectively, were outstanding under the Subordinated Senior Agreement.

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

As of December 31, 2008, the Company was not in compliance with certain restrictive covenants. The Company’s decline in asset based revenues, as a result of the dramatic decline in the U.S. equity markets in the second half of 2008, negatively impacted its ability to achieve Adjusted EBITDA targets as planned and three out of five related debt covenants presented below. As a result, management entered into Waiver and Amendment Agreements to the Senior Loan Agreement and the Subordinated Senior Agreement (“Waiver and Amendment Agreements”) in March 2009. Under the terms of the Waiver and Amendment Agreements, the Senior Lender and Subordinated Senior Lenders waived the existing defaults on the debt covenants at December 31, 2008 and revised future covenant calculations.  In exchange, the Company is subject to an increase in the interest rates of 1.25% on the Term Loan and the Additional Term Loan and 1.75% on the outstanding Revolving Line of Credit, over the remaining term of the Senior Loan Agreement. The Company estimates the increased interest rates will result in additional interest expense for the remainder of 2009 of approximately $168,000. In addition, the Company incurred one-time amendment fees totaling $100,625 (of which $60,000 was added to the Subordinated Senior Note) upon the effective date and is now subject to a 0.25% unused commitment fee on the Revolver which the Company does not expect to be material. The Senior Lender and the Subordinated Senior Lenders will also have approval rights for all future acquisitions and the Company will be subject to more frequent and timely compliance and reporting requirements with the Senior Lender.

As of September 30, 2009, the Company was not in compliance with certain restrictive covenants in the Waiver and Amendment Agreements. As a result, the Senior Lender and the Subordinated Senior Lenders issued the Company a reservation of rights, which notifies the Company of default under the Waiver and Amendment Agreements. The document indicates that this default entitles the Senior Lender and the Subordinated Senior Lenders to exercise certain rights and remedies under the Senior Loan Agreement and the Subordinated Senior Agreement. The Senior Lender and the Subordinated Senior Lenders have agreed to not exercise all their rights and remedies at this time; but, reserve the right to do so in the future. The Subordinated Senior Lenders have exercised their right to increase the interest rate by 3% on the Subordinated Senior Note effective November 15, 2009. The increased interest will be compounded monthly and added to the Subordinated Senior Note. The Company does not expect any additional material penalties or other contingencies that they would be required to accrue. Although the maturity date on the Subordinated Senior Note is January 1, 2011, the Company reclassified this as long term debt, current portion on the condensed consolidated balance sheet.

The tabular presentation sets forth the Company’s most restrictive covenants for the trailing twelve month periods ended December 31, 2008, as originally defined, and September 30, 2009, as amended by quarter for 2009.

	Amended
	2009					2008
	Q1	Q2	Q3		Q4
Minimum Adjusted EBITDA (1)
Actual	$8,798,069	$9,638,281	$8,780,797	**	$-	$7,935,070	*
Covenant	$8,400,000	$9,000,000	$9,050,000		$10,100,000	$8,000,000

Maximum Leverage Ratio (2)
Actual	3.11	3.05	3.48	**	-	3.28	*
Covenant	3.25	3.25	3.25		2.75	3.00

Minimum Fixed Charge Coverage Ratio (3)
Actual	1.12	1.02	0.95	**	-	1.12	*
Covenant	1.05	1.00	1.00		1.20	1.25

Minimum Interest Coverage Ratio (4)
Actual	3.09	3.27	2.93		-	2.82
Covenant	2.25	2.25	2.25		2.50	2.00

Maximum Ratio of Total Funded Debt to Net Worth (5)
Actual	1.45	1.21	1.17		-	1.51
Covenant	2.00	2.00	2.00		2.00	2.50

* Waived as a part of the Waiver and Amendment Agreement dated March 2009.

** Reservation of rights issued by the Senior Lender and Subordinated Senior Lenders dated November 13, 2009.

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

(3) Minimum Fixed Charge Coverage Ratio is the quotient of Operating cash flow and Debt Service. Operating cash flow is the sum of Minimum Adjusted EBITDA and the trailing twelve months of Adjusted EBITDA from acquisitions less taxes paid and capital expenditures during the trailing twelve month period. Debt Service is the sum of the current portion of all long term debt, except the Senior Term Note which is defined as $3,000,000 for this calculation, and the trailing twelve months of interest expense.

(4) Minimum Interest Coverage Ratio is the quotient of Minimum Adjusted EBITDA divided by the trailing twelve month interest expense.

(5) Maximum Ratio of Total Funded Debt to Net Worth is the quotient of funded debt divided by the total of assets, less liabilities plus the accumulated amortization of intangible assets recorded since November 30, 2007 (the date of debt agreement).

Following is a reconciliation of Minimum Adjusted EBITDA to net income available to common stockholders for the trailing twelve months as of:
Nine Months Ended
September 30, 2009

Minimum Adjusted EBITDA for the trailing twelve months	$8,780,797

Depreciation and amortization	(9,155,062)

Stock based compensation	(435,091)

Change in fair value of derivative financial instruments	861,329

Contractually specific charges to goodwill	212,502

Interest expense	(2,998,448)

Income tax expenses	(247,394)

Deferred income tax benefit	2,329,072

Preferred stock dividends	(1,977,600)

Fourth quarter 2008 net loss available to common stockholders	2,264,193

Net loss available to common stockholders	$(365,702)

Derivative Liabilities

Pursuant to the Derivatives and Hedging Topic of FASB ASC, the Subordinated Senior Warrants and the Fee Agreement, meet the requirements of and are accounted for as a liability since they could require net-cash settlement by the Company.  This option to net-cash settle is out of the Company’s control.  The initial value of the Subordinated Senior Warrants and the Fee Agreement was treated as a discount to the corresponding note and recorded as a liability. The Company calculated the initial value of the Subordinated Senior Warrants to be $2,522,661 and the value of the Fee Agreement to be $654,575. The value of the Subordinated Senior Warrants and the Fee Agreement was determined using the formula outlined in section 11 of the Securities Purchase and Loan Agreement and section 1.3 of the Fee Agreement.  The value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. At September 30, 2009 and December 31, 2008, the Subordinated Senior Warrants have a value of $7,995 and $403,914, respectively, and the Fee Agreement has a value of $2,092,728 and $1,792,260, respectively.

Pursuant to the Derivatives and Hedging Topic of FASB ASC, warrants and options issued to Laurus Master Fund (collectively, “Laurus Derivative Financial Instruments”), as part of a since retired debt offering, meet the requirements of and are accounted for as a liability since they contain registration rights and the agreement is silent on how the contract would be settled and thus assumes net-cash settlement in the event that the Company is unable to deliver registered shares. The initial value of the Laurus Derivative Financial Instruments was treated as a discount to the corresponding note and recorded as a liability. The Company calculated the initial value of the Laurus Derivative Financial Instruments on the closing date of the transaction as being $1,578,159. The value of the Laurus Derivative Financial Instruments was determined using a Black-Scholes option pricing model with the following assumptions: expected term - 3-8 years, volatility - 25%, risk free rate - 4%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the Laurus Derivative Financial Instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercising the Laurus Derivative Financial Instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. At September 30, 2009 and December 31, 2008, the Laurus Derivative Financial Instruments have a value of $202,554 and $314,690, respectively.

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

On July 8, 2009 the Company issued Stock Option Agreements to various members of management and staff granting them the option to purchase shares of restricted common stock of the Company at a price of $0.20 per share, of which, 600,000 were granted to the Chief Executive Officer.  These options may be exercised only if authorized shares are available.

Note 7. Stock-Based Compensation

The Company complies with the fair value recognition provisions of the Compensation and Equity Topics of FASB ASC which requires compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility range of 25.0% to 60.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a range of risk-free interest rates of 1.55% to 4.19% which coincides with the expected life of the options and warrants at the time of issuance. During the nine month periods ended September 30, 2009 and September 30, 2008, the Company recorded stock-based compensation of $337,030 and $904,538, respectively. During the three month periods ended September 30, 2009 and September 30, 2008, the Company recorded stock-based compensation of $122,351 and $97,474, respectively. There was no cash flow effect resulting from these arrangements.

The following is a summary of all option activity through September 30, 2009:
			Weighted
			Average
	Number of		Remaining	Aggregate
	Shares	Weighted	Term	Instrinsic
	Outstanding	Avg. Price	(in years)	Value

Outstanding, January 1, 2008	4,044,963	$0.83	3.91	$222,800
Granted	445,000	$0.56
Exercised	-	$-
Forfeited	(1,500)	$1.17
Outstanding, January 1, 2009	4,488,463	$0.81	3.07	$-
Granted	2,502,000	$0.20
Exercised	-	$-
Forfeited	(1,120,500)	$0.90
Outstanding, September 30, 2009	5,869,963	$0.54	3.37	$100,080

Exercisable, September 30, 2009	4,329,963	$0.61	3.05	$54,480

The Company settles stock option exercises with newly issued shares of common stock. For the periods ended September 30, 2009 and September 30, 2008, respectively, total compensation cost not yet recognized for non-vested awards of $112,361 and $246,719 have a weighted average period of 0.48 years and 1.08 years over which compensation expense is expected to be recognized.

Note 8. Earnings (Loss) Per Common Share

The Company complies with the accounting and reporting requirements of the Earnings Per Share Topic of FASB ASC. Basic net income (loss) per common share includes no dilution and is computed by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding for the period. Diluted net income per common share reflects, in the periods in which they have a dilutive effect, the dilution which would occur upon the exercise of stock options and warrants, and the conversion of convertible preferred stock and notes.

Unexercised stock options and warrants to purchase common stock, and preferred stock and notes convertible into common stock as of September 30, 2009 and 2008, respectively, are as follows:
	September 30, 2009	September 30, 2008

Options and warrants	28,470,019	26,961,519
Preferred stock	32,960,008	32,960,008
Convertible notes	-	544,355
	61,430,027	60,465,882

For the periods ended September 30, 2009 and September 30, 2008, respectively, options and warrants include non-vested shares of 1,540,000 and 1,215,417.

All common stock equivalents were excluded from the calculation of diluted net loss per common share for the nine months ended September 30, 2009 and all options and warrants with an exercise price greater than $0.61 per share and all preferred stock and convertible notes were excluded from the calculation of diluted net income per common share for the nine months ended September 30, 2008. All common stock equivalents were excluded from the calculation of diluted net loss per common share for the three months ended September 30, 2009 and all options and warrants with an exercise price greater than $0.56 per share and convertible notes were excluded from the calculation of diluted net income per common share for the three months ended September 30, 2008 since their inclusion would be anti-dilutive.

Most employee options granted in 2009 may only be exercised if authorized common shares are available. Furthermore, the Company is not obligated to settle these options in cash.

Note 9. Income Taxes

In June 2006, the FASB issued guidance in the Income Taxes Topic of FASB ASC, to create a single model to address accounting for uncertainty in tax provisions. This guidance requires all material tax positions to undergo a new two-step recognition and measurement process. All material tax positions in jurisdictions in all tax years in which the statute of limitations remains open upon the initial date of adoption are required to be assessed. For a tax benefit to be recognized it must be more likely than not that a tax position will be sustained upon examination based solely on its technical merits. If the recognition standard is not satisfied, then no tax benefit otherwise arising from the tax position can be recorded for financial statement purposes. If the recognition standard is satisfied, the amount of tax benefit recorded for financial statement purposes will be the largest amount of tax benefit with a greater than 50% likelihood of being realized upon ultimate settlement with a taxing authority. The adoption of this guidance on January 1, 2007 did not have a material impact on the Company’s financial position, results of operations, or cash flows for the nine months ended September 30, 2009 and September 30, 2008, respectively. Additionally, it provides guidance on the recognition of interest and penalties related to income taxes. There is no interest or penalties related to income taxes that have been incurred or recognized as of September 30, 2009 and September 30, 2008, respectively.

Note 10. Fair Value Measurements

Fair Value Measurements and Disclosures Topic of FASB ASC establishes a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The liabilities measured at fair value on a recurring basis as of September 30, 2009 are as follows:

Fair Value at Reporting Date Using
Quoted Price in
		Active Markets	Significant Other	Significant
		for Indentical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	September 30, 2009	(Level 1)	(Level 2)	(Level 3)

Derivative financial instruments	$2,303,277	$-	$-	$2,303,277

Reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs as of September 30, 2009 is as follows:

Fair Value
Measurments
Using Significant
Unobservable
Inputs
(Level 3)

Beginning balance - January 1, 2009	$2,510,864
Total (gains) losses (realized/unrealized)
Included in earnings (or changes in net liabilities)	(207,587)

Ending balance - September 30, 2009	$2,303,277

The amount of total (gains) losses for the period included
in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) losses relating to assets still
held at the reporting date	$(207,587)

The derivative liability measured at fair value of $2,303,277 consists of two components of stock options and warrants. The fair value assessment of 2,159,331 options and warrants equaling $202,554 are valued using the Black-Scholes option-pricing model based on assumptions for expected volatility, expected dividend yield rate, expected life, and risk-free interest rates. And, the fair value assessment of 11,485,578 warrants equaling $2,100,723 are valued using a contractually agreed upon formula, which utilizes the ending stock price of the Company and 100,000,000 fully diluted shares as of September 30, 2009 including certain adjustments to equate to a market capitalization as defined under the Subordinated Senior Warrants Agreement.

The Company adopted this guidance for all non financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The adoption of this guidance for non financial assets and liabilities that are measured at fair value on a non-recurring basis did not impact the Company’s condensed consolidated interim financial statements as of September 30, 2009.

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of FASB ASC which clarifies the determination on whether a market is active or a transaction is distressed. The guidance became effective for interim and annual periods ending after June 15, 2009. The Company concluded that it does not hold any distressed securities or securities in which the volume and level of activity has significantly decreased.

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

The acquisition of each subsidiary is being accounted for under the purchase method of accounting in accordance with the Business Combinations Topic of FASB ASC. Under the purchase method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price, including certain acquisition and closing costs, exceeds the fair value of the net identifiable tangible and intangible assets acquired at the date of the acquisition. Currently, none of the Company’s acquisitions are being accounted for under this guidance, which was effective January 1, 2009. The Company will apply the principles of this guidance to all future acquisitions.

California Investment and Annuity Sales

On April 3, 2008, the Company signed a Stock Purchase Agreement (the “CIAS Agreement”) with Richard Kaplan and Anthony Delfino (“CIAS Sellers”) and California Investment and Annuity Sales, Inc. (“CIAS”). The CIAS Agreement was effective as of March 31, 2008. Pursuant to the CIAS Agreement, the Company acquired and the CIAS Sellers sold, 100% of the common stock of CIAS. In consideration for 100% of the common stock of CIAS, the Company paid the CIAS Sellers $1,425,000 in cash, issued the CIAS Sellers promissory notes for an aggregate of $950,000 with the first promissory notes in the amount of $475,000 payable June 3, 2009 and the second promissory notes in the amount of $475,000 payable June 3, 2010. In the event that certain revenue targets are not achieved by CIAS during the 24 months following the closing date, the promissory notes will be reduced by the amount of such shortfall. The total consideration paid was $2,375,000.

As part of the terms of the sale of CIAS, Richard Kaplan was awarded one-year employment agreement and Anthony Delfino a one-year consulting agreement, and agreed to be bound by non-disclosure and non-solicit agreements.

On March 16, 2009, the Company executed a Restructured Promissory Note (the “CIAS Restructured Note Agreement”) with the CIAS Sellers under which the parties executed replacement notes superseding and terminating, the prior note between the parties dated April 3, 2008. Under the CIAS Restructured Note Agreement, the Company issued two promissory notes for an aggregate of $950,000 payable in eight monthly principal only installments of $70,000 beginning on August 15, 2009 and ending March 15, 2010, and three monthly installments of $130,000 plus all accrued interest, less any adjustments to the promissory notes under the CIAS Agreement, beginning on April 15, 2010 and ending on June 15, 2010. The notes pay interest at 8% per annum. Accrued interest on the April 3, 2008 promissory notes was paid to the CIAS Sellers within ten business days of the original scheduled payment date of June 3, 2009.

On September 28, 2009, the Company executed Amendment No. 1 to the CIAS Restructured Note Agreement with the CIAS Sellers under which the CIAS Sellers agreed to replace the remaining monthly installment payments under the Promissory Notes, dated March 16, 2009, with installment payments to be made in six monthly principal only installments of $70,000 beginning on April 15, 2010 and ending September 15, 2010, and three monthly principal installments of $130,000, plus all accrued interest, less any adjustments to the promissory notes under the CIAS Agreement, beginning on October 15, 2010 and ending December 15, 2010.

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

Alaska Pension Services, Ltd.

On June 30, 2008, the Company entered into a Stock Purchase Agreement (the “Alaska Pension Agreement”) with Karen Jordan and Duane Mayer (“APS Sellers”) to purchase 100% of the outstanding common stock of Alaska Pension Services, Ltd. (“Alaska Pension”). In consideration for 100% of the outstanding common stock of Alaska Pension, the Company paid the APS Sellers $430,766 in cash at closing and an additional $165,000 in cash on December 31, 2008. The Company also paid indebtedness and other obligations of Alaska Pension of $223,141; issued the APS Sellers 369,128 shares of common stock of the Company valued at $220,000 (the value of the common stock was determined by an average of the closing stock price of the last 5 days prior to the announced acquisition); issued the APS Sellers promissory notes for an aggregate of $220,000 with the first set of promissory notes in the amount of $110,000 paid on August 31, 2009 and the second set of promissory notes in the amount of $110,000 payable August 31, 2010. In the event that certain EBITDA targets are not achieved by Alaska Pension during the 24 months following the closing date, the promissory notes will be reduced by the amount of such shortfall. Under the terms of the Alaska Pension Agreement, if certain EBITDA targets are met during the first two years of the Alaska Pension Agreement, the Company agreed to pay 10% of the amount in excess of the EBITDA targets. As of September 30, 2009, the Company paid $2,509 and accrued an additional $4,147 in contingency payments based on Alaska Pension meeting certain EBITDA targets. The total consideration paid was $1,265,563.

As part of the terms of the sale of Alaska Pension, Karen Jordan and Duane Mayer were awarded two-year employment agreements and agreed to be bound by non-disclosure and non-solicit agreements.

The total purchase price for the acquisition of Alaska Pension of $1,375,761 (including $114,069 of acquisition costs and net of cash received of $3,871) is allocated as indicated in the table included in Note 11.

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

Alan N. Kanter & Associates, Inc.

On July 16, 2008, the Company entered into a Stock Purchase Agreement (“Kanter Agreement”) to purchase 100% of the common stock of Alan N. Kanter & Associates, Inc. (“Kanter & Associates”). In consideration for 100% of the outstanding common stock of Kanter & Associates, the Company paid cash of $1,732,467. In addition, under the terms of a side letter to the Kanter Agreement, the Company has agreed to pay the seller a portion of the revenue generated by Kanter & Associates for completing pension plan document restatement work during the first two years of the Kanter Agreement.  As of September 30, 2009, the Company paid $200,125 and accrued an additional $42,500 under the terms of the side letter. The total consideration paid was $1,975,092.

As part of the terms of the sale of Kanter & Associates, Alan N. Kanter was awarded a two-year employment agreement, and agreed to be bound by non-compete and non-solicit agreements.

The total purchase price for the acquisition of Kanter & Associates of $2,080,476 (including $106,923 of acquisition costs and net of cash received of $1,539) is allocated as indicated in the table included in Note 11.

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

Pension Technical Services, Inc.

On October 2, 2008, the Company entered into a Stock Purchase Agreement (“REPTECH Agreement”) with Ralph W. Shaw and Eileen A. Baldwin-Shaw (“REPTECH Sellers”) to purchase 100% of the common stock of Pension Technical Services, Inc. d/b/a REPTECH Corp. (“REPTECH”). In consideration for 100% of the outstanding common stock of REPTECH, the Company paid the REPTECH Sellers $1,787,760 in cash at closing, $150,000 on January 2, 2009, issued 1,430,208 shares of common stock of the Company valued at $715,104 (the value of the common stock was determined by an average of the closing stock price of the last five days prior to the announced acquisition), issued the REPTECH Sellers promissory notes for an aggregate of $922,656 with the first set of promissory notes in the amount of $461,328 payable December 2, 2009 and the second set of promissory notes in the amount of $461,328 payable December 2, 2010. In the event that certain EBITDA targets are not achieved by REPTECH during the 24 months following the closing date, the promissory notes will be reduced by the amount of the shortfall. Under the terms of the REPTECH Agreement, if certain EBITDA targets are met during the first two years of the REPTECH Agreement, the Company agreed to pay 10% of the amount in excess of the EBITDA targets. The total consideration paid was $3,575,520.

As part of the terms of the sale of REPTECH, Ralph W. Shaw and Eileen A. Baldwin-Shaw were awarded two-year employment agreements, and agreed to be bound by non-compete and non-solicit agreements.

On September 25, 2009, the Company executed Amendment No. 1 to Promissory Notes with the REPTECH Sellers under which the REPTECH Sellers agreed to replace the payments due under the Promissory Notes, dated October 2, 2008, with installment payments to be made in twelve monthly principal installments of $76,888, plus accrued interest, beginning on May 15, 2010 and ending April 15, 2011 at an interest rate of 8% per annum beginning on October 1, 2009. Interest accrued on the Promissory Notes through September 30, 2009 shall be paid to the REPTECH Sellers within fifteen business days of December 1, 2009.

The total purchase price for the acquisition of REPTECH was $3,663,996 (including $165,791 of acquisition costs and net of cash received of $56,638 and an adjustment to assets acquired and liabilities assumed of $20,677) is allocated as indicated in the table included in Note 11.

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

The Pension Group, Inc.

On November 26, 2008, the Company entered into a Stock Purchase Agreement (“TPG Agreement”) with Peter Stephan, James Norman and Rise Spiegel (“TPG Sellers”) to purchase 100% of the common stock of The Pension Group, Inc. (“TPG”). In consideration for 100% of the outstanding common stock of TPG, the Company paid the TPG Sellers $2,141,869 in cash at closing, with an additional $935,000 paid on February 24, 2009 and an additional $467,500, prior to any adjustments, paid on March 26, 2009, issued 1,488,854 shares of common stock of the Company valued at $467,500 (the value of the common stock was determined by an average of the closing stock price of the last five days prior to the announced acquisition), issued the TPG Sellers promissory notes for an aggregate of $467,500 with the first set of promissory notes in the amount of $233,750 payable January 26, 2010 and the second set of promissory notes in the amount of $233,750 payable January 26, 2011. In the event that certain EBITDA targets are not achieved by TPG during the 24 months following the closing date, the promissory notes will be reduced by the amount of the shortfall. Under the terms of the TPG Agreement, if certain EBITDA targets are met during the first two years of the TPG Agreement, the Company agreed to pay 10% of the amount in excess of the EBITDA targets plus bonuses or incentive compensation not to exceed 8.5% of the company’s aggregate payroll or $156,000 during the first year of the TPG Agreement and not to exceed 8.5% of the company’s aggregate payroll during the second year of the TPG Agreement. The total initial consideration paid was $4,479,369.

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

On September 24, 2009, the Company executed Amendment No. 1 to Promissory Notes with the TPG Sellers under which the TPG Sellers agreed to replace the maturity date and payment terms under the promissory notes, dated November 26, 2008, with installment payments to be made in twelve monthly principal installments of $38,958, plus accrued interest, beginning on July 25, 2010 and ending June 25, 2011 at an interest rate of 8% per annum beginning on October 1, 2009. Interest accrued on the promissory notes through September 30, 2009 shall be paid to the TPG Sellers of TPG within fifteen business days of January 25, 2010.

The total purchase price for the acquisition of TPG was $4,721,107 (including $277,666 of acquisition costs and net of cash received of $2,394 and an adjustment to assets acquired and liabilities assumed of $33,534) is allocated as indicated in the table included in Note 11.

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

2008:	California Investment	Alaska Pension	Alan N. Kanter
	Annuity Sales	Services, Ltd.	& Associates, Inc.
Assets acquired:
Property and equipment	$-	$23,616	$13,006
Accounts receivable	-	198,634	113,769
Customer lists/relationships	880,000	440,000	710,000
Covenant not to compete	550,000	300,000	497,185
Trade name	-	70,000	110,000
Employment contracts	280,000	125,000	270,000
Plan life documents	-	-	25,403
Goodwill	1,239,929	462,359	818,702
Other assets	-	43,834	26,376
	2,949,929	1,663,443	2,584,441

Liabilities assumed:
Deferred tax liability	464,000	254,000	446,161
Other liabilities	-	33,682	57,804

Net purchase price	$2,485,929	$1,375,761	$2,080,476

2008:	Retirement & Employee
	Benefit Services Inc.	REPTECH Corp.	The Pension Group, Inc.
Assets acquired:
Property and equipment	$-	$17,907	$79,878
Accounts receivable	24,943	137,243	115,835
Customer lists/relationships	98,559	2,170,000	2,320,000
Covenant not to compete	54,755	720,000	1,040,000
Trade name	-	540,000	750,000
Goodwill	-	1,376,052	1,989,245
Other assets	-	29,599	20,044
	178,257	4,990,801	6,315,002

Liabilities assumed:
Deferred tax liability	-	1,084,000	1,228,000
Unearned revenue	-	171,401	328,992
Other liabilities	-	71,404	36,903

Net purchase price	$178,257	$3,663,996	$4,721,107

Note 12. Unaudited Pro forma Interim Financial Information – Nine and three months ended September 30, 2009 and 2008

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

	(Unaudited)	(Unaudited)
	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008

Revenues	$37,729,784	$38,118,243

Net income (loss) available to common stockholders	$(263,970)	$372,385

Net income (loss) per common stock - basic	$(0.01)	$0.01

Net income (loss) per common stock - diluted	$(0.01)	$0.01

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	September 30, 2009	September 30, 2008

Revenues	$11,009,341	$13,059,991

Net income (loss) available to common stockholders	$(1,581,265)	$1,692,358

Net income (loss) per common stock - basic	$(0.04)	$0.04

Net income (loss) per common stock - diluted	$(0.04)	$0.03

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

Note 14. Related Party Transactions

On February 24, 2009, the Company executed a Restructured Promissory Note (the “TPA Restructured Note Agreement”) with the sellers of The Pension Alliance, Inc. (“TPA Sellers”) under which the parties executed replacement notes superseding and terminating all existing promissory notes with the TPA Sellers. Under the TPA Restructured Note Agreement, the Company issued promissory notes for an aggregate of $837,500 payable in nine monthly principal installments of $93,056, plus accrued interest, beginning on July 1, 2009 and ending March 1, 2010 at an interest rate of 8% per annum. Accrued interest on superseded promissory notes was paid to the TPA Sellers within fifteen business days after the effective date of the TPA Restructured Note Agreement.

On February 28, 2009, the Company executed a Restructured Promissory Note (the “Pentec Restructured Note Agreement”) with the seller of Pentec, Inc. and Pentec Capital Management, Inc. (“Pentec Seller”) under which the parties executed replacement notes superseding and terminating all existing promissory notes with the Pentec Seller. Under the Pentec Restructured Note Agreement, the Company issued a promissory note of $600,000 payable in six monthly principal installments of $100,000, plus accrued interest, beginning on July 1, 2009 and ending December 1, 2009 at an interest rate of 8% per annum. Accrued interest on superseded promissory notes was paid to the Pentec Seller within fifteen business days after the effective date of the Pentec Restructured Note Agreement.

On March 16, 2009, the Company executed restructured promissory notes with the sellers of CIAS (see Note 11).

On March 24, 2009, the Company executed promissory notes with the sellers of TPG (see Note 11).

On September 24, 2009, the Company executed an amendment to the promissory notes with the sellers of TPG (see Note 11).

On September 25, 2009, the Company executed an amendment to the promissory notes with the sellers of REPTECH (see Note 11).

On September 28, 2009, the Company executed an amendment to the restructured promissory notes with the sellers of CIAS (see Note 11).

On September 29, 2009, the Company executed Amendment No. 1 to the TPA Restructured Note Agreement with the TPA Sellers under which the TPA Sellers agreed to replace the remaining monthly principal installments of $93,056 plus accrued interest under the TPA Restructured Note Agreement, dated February 24, 2009, with a single principal payment of $558,333 on March 1, 2010 plus interest accrued from August 31, 2009.

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

Note 16. Other

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

In July 2009, the Company executed a contract to sell the flex administration business to the Total Administrative Services Corporation (“TASC”) which is expected to be closed in the fourth quarter of 2009. As part of the contract, TASC will pay the Company a percentage of the annual revenues transferred sixty days after closing, a percentage of annual revenues based bonus payment if a target retention level is obtained nine months after closing and a percentage of ongoing revenues beginning thirteen months after closing. This transaction is not material to the financial statements and thus is not necessary to be disclosed separately in the condensed consolidated interim financial statements. In addition, this transaction does not meet the definition of a capital transaction as defined in Note 5.

Note 17. Subsequent Events

On October 29, 2009, the Company completed the acquisition of certain assets of Standard Retirement Services, Inc. The transaction was an asset purchase of approximately 500 balance forward tax qualified retirement plans. The purchase price to be paid is based on a percentage of the expected annual revenue of those plans.  Proceeds in an amount equal to ten percent of the purchase price are due on December 1, 2009, twenty-five percent of the purchase price is due on August 15, 2010 and sixty-five percent of the purchase price less any adjustments for lost plans by a specific date is due on March 15, 2011.

On November 13, 2009, the Company was issued a reservation of rights by its Senior Lender and Subordinated Senior Lenders (see Note 5).

These financial statements were approved by management and were issued on November 16, 2009. Subsequent events have been evaluated through this date.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated results of operations, financial condition and liquidity position for the nine months ended September 30, 2009. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2008 and the condensed consolidated unaudited interim financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements.

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

Overview

The Company is in the principal business of acquiring and managing operating entities that offer administration services of retirement plans, financial and investment advisory services and insurance products to small and medium sized businesses and high-net worth individuals in the United States of America. As of September 30, 2009, the Company owned 22 operating units in fourteen states. The wholly-owned subsidiaries are based in Lake Mary, FL; North Attleboro, MA; Haddonfield, NJ; Yorktown Heights, NY; New York, NY; Beaverton, OR; Horsham, PA; Wayne, PA; Warwick, RI; Houston, TX; Marina Del Rey, CA; Seattle, WA; Harrisburg, PA; Southington, CT; Pikesville, MD; Anchorage, AK; Denver, CO and Laguna Hills, CA. The Company’s corporate headquarters is located in Dublin, Ohio.

Results of Operations:

Nine Month Period Ended September 30, 2009 Compared to September 30, 2008

	(Unaudited)		(Unaudited)
	Nine Months Ended	% of	Nine Months Ended	% of	$ Change	% Change
	September 30, 2009	Revenues	September 30, 2008	Revenues	2009 to 2008	2009 to 2008

Revenues	$37,729,784	100.0%	$31,853,174	100.0%	$5,876,610	18.4%

Operating expenses:
Selling, general and administrative expenses	29,080,526	77.1%	24,186,372	76.0%	4,894,154	20.2%
Depreciation and amortization	5,605,675	14.8%	4,818,729	15.1%	786,946	16.3%
Stock-based compensation	337,030	0.9%	904,538	2.8%	(567,508)	-62.7%

Total operating expenses	35,023,231	92.8%	29,909,639	93.9%	5,113,592	17.1%

Net operating income (loss)	2,706,553	7.2%	1,943,535	6.1%	763,018	39.3%

Other income (expenses):
Change in fair value of derivative financial instruments	207,587	0.6%	1,211,291	3.8%	(1,003,704)	-82.9%
Interest expense	(3,345,630)	-9.0%	(2,909,806)	-9.1%	(435,824)	15.0%
Interest, dividend and rental income	21,162	0.1%	34,915	0.1%	(13,753)	-39.4%

Total other expense, net	(3,116,881)	-8.3%	(1,663,600)	-5.2%	(1,453,281)	87.4%

Net income (loss) before income tax benefit (expense)	(410,328)	-1.1%	279,935	0.9%	(690,263)	-246.6%

Income tax benefit (expense)	1,527,826	4.0%	1,359,833	4.2%	167,993	12.4%

Net income (loss) before preferred stock dividends	1,117,498	2.9%	1,639,768	5.1%	$(522,270)	-31.9%

Less: preferred stock dividends	(1,483,200)		(1,485,500)

Net income (loss) available to common stockholders	$(365,702)		$154,268

Net income (loss) per common share - basic	$(0.01)		$0.00

Net income (loss) per common share - diluted	$(0.01)		$0.00

Weighted average common shares outstanding - basic	39,557,000		36,760,000

Weighted average common shares outstanding - diluted	39,557,000		41,311,000

Operating Income

Revenues for the nine months ended September 30, 2009 increased $5,876,610 to $37,729,784 compared to the nine months ended September 30, 2008 as shown on the table above. The increase in revenues was due primarily to revenue of $7,831,698 generated by firms that were acquired during 2008 (CIAS, Alaska Pension, Kanter & Associates, REPTECH and TPG). This increased revenue is offset in part by a decrease in revenue of $1,955,088 during this nine month period ended September 30, 2009 at our existing subsidiaries.  This decrease is due to a reduction in the asset based revenue resulting from the decline in the equity markets and a decrease in recurring plan administration revenues resulting from plan terminations and reductions in pension plan participants, as well as, a decrease in one-time consulting revenue, resulting from the downturn in the U.S. economy, offset in part by document restatement fees related to the Economic Growth and Tax Relief Reconciliation Act (“EGTRRA”).

Operating expenses for the nine months ended September 30, 2009 increased $5,113,592 to $35,023,231 over the prior year's comparable nine month period. As a percentage of revenue, operating expenses decreased to 92.8% for the nine months ended September 30, 2009 as compared to 93.9% for the nine months ended September 30, 2008.

Selling, general and administrative expenses for the nine months ended September 30, 2009 increased $4,894,154 to $29,080,526 over the prior year's comparable nine month period. The increase is the result of an additional $5,163,686 of selling, general and administrative expenses incurred by firms acquired during 2008 (CIAS, Alaska Pension, Kanter & Associates, REPTECH and TPG), offset by decreases at corporate headquarters and existing subsidiaries of $269,532 as compared to the nine months ended September 30, 2008 resulting from the Company’s efforts to enhance operating efficiencies. As a percentage of revenue, selling, general and administrative expenses increased to 77.1% for the nine months ended September 30, 2009 as compared to 76.0% for the nine months ended September 30, 2008.

Depreciation and amortization for the nine months ended September 30, 2009 increased $786,946 to $5,605,675 over the prior year's comparable nine month period primarily due to amortization of intangible assets acquired in connection with our acquisitions during 2008. As a percentage of revenue, depreciation and amortization decreased to 14.8% for the nine months ended September 30, 2009 as compared to 15.1% for the nine months ended September 30, 2008.

Stock-based compensation for the nine months ended September 30, 2009 decreased $567,508 to $337,030 over the prior year's comparable nine month period due primarily to the prior period issuance of 700,000 shares of common stock to the Chief Executive Officer as part of his November 30, 2007 employment agreement, the prior period issuance of 350,000 shares of common stock to the President and Chief Operating Officer as part of his May 2007 revised employment agreement and the prior period issuance of 200,000 stock options to the President and Chief Operating Officer as part of his April 2008 employment agreement. As a percentage of revenue, stock based compensation decreased to 0.9% for the nine months ended September 30, 2009 as compared to 2.8% for the nine months ended September 30, 2008.

Other Income (Expenses)

Net other expense was $3,116,881 for the nine months ended September 30, 2009 as compared to $1,663,600 for the nine months ended September 30, 2008. The increase was primarily due to a decrease in the change of the fair value of the derivative financial instruments of $1,003,704, an increase in interest expense of $435,824, and a decrease in interest and rental income of $13,753. The change in the fair value of derivative financial instruments decreased as a result of the relative change in the value of the Company’s stock price. Interest expense increased as a result of additional borrowings on the Senior Term Note and the Revolving Line of Credit offset in part by lower average interest rates.

Preferred Stock Dividends

Preferred stock dividends were $1,483,200 for the nine months ended September 30, 2009 as compared to $1,485,500 for the nine months ended September 30, 2008. The decrease was due primarily to conversion of 100,000 shares of Series B cumulative preferred stock to common stock during the first quarter 2008.

Three Month Period Ended September 30, 2009 Compared to September 30, 2008

	(Unaudited)		(Unaudited)
	Three Months Ended	% of	Three Months Ended	% of	$ Change	% Change
	September 30, 2009	Revenues	September 30, 2008	Revenues	2009 to 2008	2009 to 2008

Revenues	$11,009,341	100.0%	$11,151,645	100.0%	$(142,304)	-1.3%

Operating expenses:
Selling, general and administrative expenses	9,010,806	81.8%	8,306,617	74.4%	704,189	8.5%
Depreciation and amortization	1,847,722	16.8%	1,757,151	15.8%	90,571	5.2%
Stock-based compensation	122,351	1.1%	97,474	0.9%	24,877	25.5%

Total operating expenses	10,980,879	99.7%	10,161,242	91.1%	819,637	8.1%

Net operating income (loss)	28,462	0.3%	990,403	8.9%	(961,941)	-97.1%

Other income (expenses):
Change in fair value of derivative financial instruments	(515,297)	-4.7%	1,469,952	13.2%	(1,985,249)	-135.1%
Interest expense	(1,163,785)	-10.5%	(1,016,732)	-9.1%	(147,053)	14.5%
Interest, dividend and rental income	5,361	0.0%	3,852	0.0%	1,509	39.2%

Total other expense, net	(1,673,721)	-15.2%	457,072	4.1%	(2,130,793)	-466.2%

Net income (loss) before income tax benefit (expense)	(1,645,259)	-14.9%	1,447,475	13.0%	(3,092,734)	-213.7%

Income tax benefit (expense)	553,863	5.0%	528,956	4.7%	24,907	4.7%

Net income (loss) before preferred stock dividends	(1,091,396)	-9.9%	1,976,431	17.7%	$(3,067,827)	-155.2%

Less: preferred stock dividends	(494,400)		(494,400)

Net income (loss) available to common stockholders	$(1,585,796)		$1,482,031

Net income (loss) per common share - basic	$(0.04)		$0.04

Net income (loss) per common share - diluted	$(0.04)		$0.03

Weighted average common shares outstanding - basic	39,557,000		37,201,000

Weighted average common shares outstanding - diluted	39,557,000		73,554,000

Operating Income

Revenues for the three months ended September 30, 2009 decreased $142,304 to $11,009,341 compared to the three months ended September 30, 2008 as shown on the table above. The decrease in revenues was due primarily to a decrease in revenue of $2,174,604 at our existing subsidiaries offset by revenue of $2,032,300 generated by firms that were acquired during 2008 (Kanter & Associates, REPTECH and TPG). The decrease in revenue of our existing subsidiaries is due to a decrease in the asset based revenue as a result of the decline in the equity markets and a decrease in recurring plan administration revenues resulting from plan terminations and reductions in pension plan participants as well as, a decrease in one-time consulting revenue, resulting from the downturn in the U.S. economy, offset in part by document restatement fees related to EGTRRA.

Operating expenses for the three months ended September 30, 2009 increased $819,637 to $10,980,879 over the prior year's comparable three month period. As a percentage of revenue, operating expenses increased to 99.7% for the three months ended September 30, 2009 as compared to 91.1% for the three months ended September 30, 2008.

Selling, general and administrative expenses for the three months ended September 30, 2009 increased $704,189 to $9,010,806 over the prior year's comparable three month period. The increase is the result of an additional $1,351,033 of selling, general and administrative expenses incurred by firms acquired during 2008 (Kanter & Associates, REPTECH and TPG), offset by decreases at corporate headquarters and existing subsidiaries of $646,844 as compared to the three months ended September 30, 2008, resulting from the Company’s efforts to enhance operating efficiencies. As a percentage of revenue, selling, general and administrative expenses increased to 81.8% for the three months ended September 30, 2009 as compared to 74.4% for the three months ended September 30, 2008.

Depreciation and amortization for the three months ended September 30, 2009 increased $90,571 to $1,847,722 over the prior year's comparable three month period primarily due to amortization of intangible assets acquired in connection with our acquisitions during 2008. As a percentage of revenue, depreciation and amortization increased to 16.8% for the three months ended September 30, 2009 as compared to 15.8% for the three months ended September 30, 2008.

Stock-based compensation for the three months ended September 30, 2009 increased $24,877 to $122,351 over the prior year's comparable three month period due primarily to the current year issuance of 930,000 shares of stock options to various members of management and staff of which 600,000 were granted to the Chief Executive Officer. As a percentage of revenue, stock based compensation increased to 1.1% for the three months ended September 30, 2009 as compared to 0.9% for the three months ended September 30, 2008.

Other Income (Expenses)

Net other expense was $1,673,721 for the three months ended September 30, 2009 as compared to net other income of $457,072 for the three months ended September 30, 2008. The decrease was due primarily to a decrease in the change of the fair value of the derivative financial instruments of $1,985,249 and an increase in interest expense of $147,053, offset by an increase in interest and rental income of $1,509. The change in the fair value of derivative financial instruments decreased as a result of the relative change in the value of the Company’s stock price. Interest expense increased as a result of additional borrowings on the Senior Term Note and the Revolving Line of Credit offset in part by lower average interest rates.

Preferred Stock Dividends

Preferred stock dividends were $494,400 for the three months ended September 30, 2009 and September 30, 2008, respectively.

Liquidity and Capital Resources:

Our cash, working capital (deficit) and stockholders' equity position is disclosed below:

	(Unaudited)	(Audited)
	September 30, 2009	December 31, 2008

Cash (includes restricted cash of $189,396 and $411,299)	$393,860	$531,446

Working Capital (deficit)	$(29,413,193)	$(11,195,773)

Stockholders' Equity	$14,313,602	$14,342,274

At September 30, 2009 and December 31, 2008, the Company's working capital deficit was approximately $29.4 million and $11.2 million, respectively and its accumulated deficit was approximately $21.5 million and $21.1 million, respectively. For the nine months ended September 30, 2009 and September 30, 2008, the Company's net income before preferred stock dividends were approximately $1.1 million and $1.6 million, respectively and its cash flows from operations were approximately $4.5 million and $3.2 million, respectively.

In 2009, management expects, although it cannot guarantee, increased cash generated from operating activities as a result of annualized results from the Company’s 2008 acquisitions. In addition, through its senior lending arrangements, the Company has access to a Revolving Line of Credit of up to $2.0 million, which was temporarily increased to $2.5 million through December 31, 2009, to supplement its cash generated from operations. At September 30, 2009, the Company had approximately $2.3 million of principal outstanding and $0.2 million available under this arrangement. At December 31, 2008, the Company had approximately $0.3 million of principal outstanding and $1.7 million available under this arrangement.

Management establishes an annual plan for operations and then utilizes the operating plan, current financial results, equity and credit market conditions, and other factors to forecast its quarterly and annual financial results and related cash flows from operations. Based upon management's cash forecast for revenues, operating expenses and debt services, the Company believes its cash resources will be adequate to fund operations through September 30, 2010 only if the principal payment on the Senior Term Note due July 31, 2010 is restructured with RBS Citizens Bank (the “Senior Lender). The company anticipates restructuring the principal payment on the Senior Term Note with the Senior Lender prior to the due date.   If the Company is unsuccessful in restructuring the Senior Term Note, the Senior Lender may choose to seize the Company’s assets and potentially cease or dramatically change all operations.

As a result of the dramatic decrease in the availability of credit in the marketplace and the uncertainty of the current equity markets, the Company expects limited acquisition activity for the remainder of 2009. As a result, management’s focus in 2009 has been and will continue to be on enhancing operating efficiencies and increasing the effectiveness of the existing operating subsidiaries through the implementation of technology and operational upgrades. In addition, the Company will focus on the integration of the balance forward tax qualified retirement plans acquired from Standard Retirement Solutions, Inc. for the remainder of 2009.

The Company’s existing commitments for term notes from senior and subordinated lenders are currently exhausted. The Company has a past practice of private placements as a source of capital and additional liquidity, if necessary. The Company is also in discussions with various private equity investors, its existing and other lenders, and its existing equity investors regarding the Company’s capital levels and its capital structures. Any future source of capital most likely will come from private equity investors or another series of preferred stock offerings. The Company cannot provide any assurances that it will be able to generate any future source of capital from private equity investors or another series of preferred stock offerings.  Furthermore, if it is able to generate capital, it may not be on preferential terms.  If discussions with private equity investors do not materialize, the lenders are not willing to restructure the current debt, or the Company is not able to raise adequate capital through a preferred stock offering, the Company will not have adequate funds to make a principal payment on the Senior Term Note of approximately $10 million on July 31, 2010.

Details of the changes in cash flows during the nine month periods ended September 30, 2009 and 2008 are as follows:

	(Unaudited)	(Unaudited)
	Nine Months Ended	Nine Months Ended
	September 30, 2009	September 30, 2008
Net cash provided by (used in) operating activities	$4,533,710	$3,216,389

Cash flows from investing activities:
Purchases of property and equipment	(949,577)	(238,345)
Acquisition of Alaska Pension Services	(36,053)	(730,561)
Acquisition of Lamoriello Entities	(50,810)	-
Acquisition of National Actuarial Pension Services, Inc.	(64,318)	(21,623)
Acquisition of Alan N. Kanter & Associates	(151,063)	(1,837,851)
Acquisition of Benefit Dynamics	-	(8,770)
Acquisition of Pentec and Pentec Capital Management	-	(40,246)
Acquisition of The Pension Alliance	-	(146,299)
Acquisition of California Investment and Annuity Services	-	(1,535,929)
Acquisition of the assets of REBS	-	(177,258)
Acquisition of REPTECH Corp.	(180,097)	-
Acquisition of The Pension Group, Inc.	(1,354,680)	-
Net cash provided by (used in) investing activities	(2,786,598)	(4,736,882)

Cash flows from financing activities:
Proceeds from short-term debt	3,043,908	-
Proceeds from long-term debt	-	2,400,375
Payments on long-term debt and notes	(3,802,081)	(2,392,390)
Payments on short-term debt and notes	(1,075,900)	-
Payment of deferred financing costs	(50,625)	(59,708)
Net cash provided by (used in) financing activities	(1,884,698)	(51,723)

Net increase (decrease) in cash	(137,586)	(1,572,216)

Cash, beginning of period	531,446	3,254,759

Cash, end of period	$393,860	$1,682,543

The Company had cash as of September 30, 2009 of $393,860, a decrease of $137,586 from December 31, 2008.

Net cash provided by operating activities of $4,533,710 was primarily due to net income before preferred stock dividends of $1,117,498, non-cash expenses of $5,435,218, a decrease in prepaid expenses and other current assets of $350,494 and an increase in accounts payable of $1,113,080, offset by a decrease in unearned revenue of $1,824,889, a decrease in accrued expenses and other current liabilities of $646,920 and an increase in accounts receivables of $1,010,771.

The non-cash items were primarily composed of depreciation and amortization of $5,605,675, noncash interest of $1,370,892, stock-based compensation of $337,030, offset by a decrease in the deferred tax liability of $1,670,792 and a decrease in the fair value of derivative financial instruments of $207,587.

Net cash of $2,786,598 used in investing activities was due to $1,719,384 in funds expended in the acquisitions of Alaska Pension Services Ltd, Alan N. Kanter & Associates, REPTECH Corp., and The Pension Group, Inc., $117,637 in funds expended in contingency payments for the Lamoriello Entities, National Actuarial Pension Services, Inc., and Alaska Pension Services Ltd., and $949,577 used in the purchase of property and equipment.

Net cash of $1,884,698 used in financing activities was due to $3,043,908 in proceeds from short-term debt offset by $3,802,081 in payments of long-term debt, $1,075,900 in payments of short-term debt and $50,625 in payments of deferred financing costs.

The Company had cash as of September 30, 2008 of $1,682,543, a decrease of $1,572,216 from December 31, 2007.

Net cash provided by operating activities of $3,216,389 was primarily due to net income before preferred stock dividends of $1,639,768 and non-cash expenses of $4,259,990, offset by an increase in accounts receivable of $1,991,545, an increase in prepaid expenses and other current assets of $66,286, a decrease in accounts payable of $40,099, a decrease in unearned revenues of $439,234, and a decrease in accrued expenses and other current liabilities of $146,205.

The non-cash items were primarily composed of depreciation and amortization of $4,818,202, noncash interest of $1,151,312, stock-based compensation of $904,538, offset by a decrease in the deferred tax liability of $1,402,771 and a decrease in the fair value of derivative financial instruments of $1,211,291.

Net cash of $4,736,882 used in investing activities was due to $4,321,843 in funds expended in the acquisitions of Alaska Pension Services Ltd, The Pension Alliance, California Investment and Annuity Services, Alan N. Kanter & Associates and the assets of REBS, $176,694 in funds expended in contingency payments for Benefit Dynamics, Pentec and Pentec Capital Management, The Pension Alliance and National Actuarial Pension Services, Inc., and $238,345 used in the purchase of property and equipment.

Net cash of $51,723 used in financing activities was due to $2,400,375 in proceeds from long-term debt offset by $2,392,390 in payments of long-term debt and $59,708 in payments of deferred financing costs.

Revolving Line of Credit, Senior Term Note and Subordinated Senior Term Note

On November 30, 2007, the Company entered into (i) a Revolving Line of Credit and Term Loan Agreement (the "Senior Loan Agreement") with RBS Citizens Bank (Senior Lender) and (ii) a Securities Purchase and Loan Agreement (the "Subordinated Senior Agreement") with Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Lehman Brothers Commercial Bank (the “Subordinated Senior Lenders”). A principal amount of the proceeds generated from the two financings were used to retire existing debt. Pursuant to the Senior Loan Agreement, the Company entered into a Revolving Line of Credit in the initial amount of $1,000,000 (the "Revolver") and a Term Loan Promissory Note in the initial amount of $8,000,000 (the "Term Loan"). If certain conditions are satisfied, the Company may utilize additional financing under the Revolver up to $1,000,000 (the "Additional Revolver") and additional term loans up to $7,000,000 (the "Additional Term Loan") to fund future acquisitions (The Term Loan and the Additional Term Loan are collectively referred to as the “Senior Term Note”). On July 15, 2008, the Company borrowed an additional $2,358,375 on the Senior Term Note. As part of the transaction, the Company paid $22,992 in deferred financing costs which will be amortized over the remaining life of the loan. On October 2, 2008, the Company borrowed an additional $1,937,760 on the Senior Term Note. On November 26, 2008, the Company borrowed the remaining $2,703,865 on the Senior Term Note exhausting the availability of funds under the Senior Term Note. On September 29, 2009, the Company and Senior Lender agreed to temporarily increase the maximum principal amount available under the Revolving Line of Credit to $2,500,000 until December 31, 2009. At December 31, 2009, the Company is required to repay any amounts outstanding under the Revolving Line of Credit in excess of $2,000,000. As part of the transaction, the Company paid or accrued $54,585 in deferred financing costs which will be amortized over the remaining life of the loan. The Senior Term Note and the Revolving Line of Credit bear interest at the applicable LIBOR rate of interest. The Senior Term Note and the Revolving Line of Credit mature on July 31, 2010. From closing through November 30, 2008, the Company was required to pay interest accruing on the Senior Term Note and the Revolving Line of Credit on the last day of the applicable LIBOR interest period. Subsequent to November 30, 2008, the Company is required to pay the applicable amount of interest owed on the Senior Term Note and the Revolving Line of Credit as well as a portion of the principal of the Senior Term Note based upon a five year straight line amortization schedule of $250,000 in principal on a monthly basis with the remaining outstanding principal balance to be paid in one lump sum on the date of maturity. Commencing January 1, 2008, the Company is obligated to pay an unused commitment fee on the first business day of each quarter for any amounts not used by the Company under the Additional Term Loan. The unused commitment fee to be paid is equal to one-quarter multiplied by the applicable basis point level, which is contingent upon the Company's ratio of total debt funded to EBITDA. The Senior Lender has a secured lien on all assets of the Company and its subsidiaries. The Company may prepay the Senior Term Note and the Revolving Line of Credit at anytime.  As of September 30, 2009, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $2.3 million and $12.5 million, respectively and the interest rate was 4.76%. As of December 31, 2008, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $0.3 million and $14.8 million, respectively and the interest rate was 4.18% and 4.68%, respectively.

The Subordinated Senior Note bears interest at 15% of which 12% is due and payable on a monthly basis and 3% (the "Compounded Rate") is compounded monthly and added to the principal amount of the Subordinated Senior Note. The Senior Subordinated Note matures on the earlier of January 31, 2011, the occurrence of a capital transaction, or an event of default. A capital transaction includes the sale, disposition, dissolution or liquidation of the Company's assets or subsidiaries, the acquisition by any person of 30% or more of the Company's common stock or a public offering in the minimum amount of $20,000,000 (a "Capital Transaction"). The Subordinated Senior Lenders have a secured lien on all assets of the Company and its subsidiaries and would be entitled to foreclose on the Company's assets in the event of default, subject to the rights of the Senior Lender. The Company may prepay the Subordinated Senior Notes at any time after May 30, 2009. As of September 30, 2009 and December 31, 2008, approximately $12.8 million and $12.4 million, respectively, were outstanding under the Subordinated Senior Agreement.

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

As of December 31, 2008, the Company was not in compliance with certain restrictive covenants. The Company’s decline in asset based revenues, as a result of the dramatic decline in the U.S. equity markets in the second half of 2008, negatively impacted its ability to achieve Adjusted EBITDA targets as planned and three out of five related debt covenants presented below. As a result, management entered into Waiver and Amendment Agreements to the Senior Loan Agreement and the Subordinated Senior Agreement (“Waiver and Amendment Agreements”) in March 2009. Under the terms of the Waiver and Amendment Agreements, the Senior Lender and Subordinated Senior Lenders waived the existing defaults on the debt covenants at December 31, 2008 and revised future covenant calculations.  In exchange, the Company is subject to an increase in the interest rates of 1.25% on the Term Loan and the Additional Term Loan and 1.75% on the outstanding Revolving Line of Credit, over the remaining term of the Senior Loan Agreement. The Company estimates the increased interest rates will result in additional interest expense for the remainder of 2009 of approximately $168,000. In addition, the Company incurred one-time amendment fees totaling $100,625 (of which $60,000 was added to the Subordinated Senior Note) upon the effective date and is now subject to a 0.25% unused commitment fee on the Revolver which the Company does not expect to be material. The Senior Lender and the Subordinated Senior Lenders will also have approval rights for all future acquisitions and the Company will be subject to more frequent and timely compliance and reporting requirements with the Senior Lender.

As of September 30, 2009, the Company was not in compliance with certain restrictive covenants in the Waiver and Amendment Agreements. As a result, the Senior Lender and the Subordinated Senior Lenders issued the Company a reservation of rights, which notifies the Company of default under the Waiver and Amendment Agreements. The document indicates that this default entitles the Senior Lender and the Subordinated Senior Lenders to exercise certain rights and remedies under the Senior Loan Agreement and the Subordinated Senior Agreement. The Senior Lender and the Subordinated Senior Lenders have agreed to not exercise all their rights and remedies at this time; but, reserve the right to do so in the future. The Subordinated Senior Lenders have exercised their right to increase the interest rate by 3% on the Subordinated Senior Note effective November 15, 2009. The increased interest will be compounded monthly and added to the Subordinated Senior Note. The Company does not expect any additional penalties or other contingencies that they would be required to accrue. Although the maturity date on the Subordinated Senior Note is January 1, 2011, the Company reclassified this as long term debt, current portion on the condensed consolidated balance sheet.

The tabular presentation sets forth the Company’s most restrictive covenants for the trailing twelve month periods ended December 31, 2008, as originally defined, and September 30, 2009, as amended by quarter for 2009.

	Amended
	2009					2008

	Q1	Q2	Q3		Q4
Minimum Adjusted EBITDA (1)
Actual	$8,798,069	$9,638,281	$8,780,797	**	$-	$7,935,070	*
Covenant	$8,400,000	$9,000,000	$9,050,000		$10,100,000	$8,000,000

Maximum Leverage Ratio (2)
Actual	3.11	3.05	3.48	**	-	3.28	*
Covenant	3.25	3.25	3.25		2.75	3.00

Minimum Fixed Charge Coverage Ratio (3)
Actual	1.12	1.02	0.95	**	-	1.12	*
Covenant	1.05	1.00	1.00		1.20	1.25

Minimum Interest Coverage Ratio (4)
Actual	3.09	3.27	2.93		-	2.82
Covenant	2.25	2.25	2.25		2.50	2.00

Maximum Ratio of Total Funded Debt to Net Worth (5)
Actual	1.45	1.21	1.17		-	1.51
Covenant	2.00	2.00	2.00		2.00	2.50

* Waived as a part of the Waiver and Amendment Agreement dated March 2009.

** Reservation of rights issued by the Senior Lender and Subordinated Senior Lenders dated November 13, 2009.

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

(3) Minimum Fixed Charge Coverage Ratio is the quotient of Operating cash flow and Debt Service. Operating cash flow is the sum of Minimum Adjusted EBITDA and the trailing twelve months of Adjusted EBITDA from acquisitions less taxes paid and capital expenditures during the trailing twelve month period. Debt Service is the sum of the current portion of long term debt, except the Senior Term Note which is defined as $3,000,000 for this calculation, and the trailing twelve months of interest expense.

(4) Minimum Interest Coverage Ratio is the quotient of Minimum Adjusted EBITDA divided by the trailing twelve month interest expense.

(5) Maximum Ratio of Total Funded Debt to Net Worth is the quotient of funded debt divided by the total of assets, less liabilities plus the accumulated amortization of intangible assets recorded since November 30, 2007 (the date of debt agreement).

Following is a reconciliation of Minimum Adjusted EBITDA to net income available to common stockholders for the trailing twelve months as of:
Nine Months Ended
September 30, 2009

Minimum Adjusted EBITDA for the trailing twelve months	$8,780,797

Depreciation and amortization	(9,155,062)

Stock based compensation	(435,091)

Change in fair value of derivative financial instruments	861,329

Contractually specific charges to goodwill	212,502

Interest expense	(2,998,448)

Income tax expenses	(247,394)

Deferred income tax benefit	2,329,072

Preferred stock dividends	(1,977,600)

Fourth quarter 2008 net loss available to common stockholders	2,264,193

Net loss available to common stockholders	$(365,702)

Seller Financing

In connection with our acquisition strategy, part of the purchase price is paid through seller financed instruments. As of September 30, 2009, total funds due to former owners were $3,068,489. Of this amount, $1,789,648 is due in the next 12 months and $1,278,841 is due thereafter. Seller financed instruments bear interest at 6% to 8% per annum. All seller financed instruments are uncollateralized.

On February 24, 2009, the Company executed the TPA Restructured Note Agreement with the TPA Sellers under which the parties executed replacement notes superseding and terminating all existing promissory notes with the TPA Sellers. Under the TPA Restructured Note Agreement, the Company issued promissory notes for an aggregate of $837,500 payable in nine monthly principal installments of $93,056, plus accrued interest, beginning on July 1, 2009 and ending March 1, 2010 at an interest rate of 8% per annum. Interest accrued on superseded promissory notes was paid to the TPA Sellers within fifteen business days after the effective date of the TPA Restructured Note Agreement.

On February 28, 2009, the Company executed the Pentec Restructured Note Agreement with the Pentec Seller under which the parties executed replacement notes superseding and terminating all existing promissory notes with the Pentec Seller. Under the Pentec Restructured Note Agreement, the Company issued a promissory note of $600,000 payable in six monthly principal installments of $100,000, plus accrued interest, beginning on July 1, 2009 and ending December 1, 2009 at an interest rate of 8% per annum. Accrued interest on superseded promissory notes was paid to the Pentec seller within fifteen business days after the effective date of the Pentec Restructured Note Agreement.

On March 16, 2009, the Company executed the CIAS Restructured Note Agreement with the sellers of CIAS under which the parties executed replacement notes superseding and terminating, the prior note between the parties dated April 3, 2008. Under the CIAS Restructured Note Agreement, the Company issued two promissory notes for an aggregate of $950,000 payable in eight monthly principal installments of $70,000 beginning on August 15, 2009 and ending March 15, 2010, and three monthly principal installments of $130,000 plus all accrued interest, less any adjustments to the promissory notes under the CIAS Agreement, beginning on April 15, 2010 and ending on June 15, 2010. The notes pay interest at 8% per annum. Accrued interest on the April 3, 2008 promissory notes was paid to the sellers within ten business days of the original scheduled payment date of June 3, 2009.

On March 24, 2009, the Company executed two promissory notes each for $75,000 payable to Peter Stephan and James Norman in lieu of full payment of their portion of the additional payment for $467,500, prior to any adjustments, due at March 26, 2009 under the TPG Agreement and was subject to interest of 8% per annum. The notes were paid on June 26, 2009.

On September 24, 2009, the Company executed Amendment No. 1 to Promissory Notes with the TPG Sellers under which the TPG Sellers agreed to replace the maturity date and payment terms under the promissory notes, dated November 26, 2008, with installment payments to be made in twelve monthly principal installments of $38,958, plus accrued interest, beginning on July 25, 2010 and ending June 25, 2011 at an interest rate of 8% per annum beginning on October 1, 2009. Interest accrued on the promissory notes through September 30, 2009 shall be paid to the TPG Sellers within fifteen business days of January 25, 2010.

On September 25, 2009, the Company executed Amendment No. 1 to Promissory Notes with the REPTECH Sellers under which the REPTECH Sellers agreed to replace the payments due under the promissory notes, dated October 2, 2008, with installment payments to be made in twelve monthly principal installments of $76,888, plus accrued interest, beginning on May 15, 2010 and ending April 15, 2011 at an interest rate of 8% per annum beginning on October 1, 2009. Interest accrued on the promissory notes through September 30, 2009 shall be paid to the REPTECH Sellers within fifteen business days of December 1, 2009.

On September 28, 2009, the Company executed Amendment No. 1 to the CIAS Restructured Note Agreement with the CIAS Sellers under which the CIAS Sellers agreed to replace the remaining monthly installment payments under the Promissory Notes, dated March 16, 2009, with installment payments to be made in six monthly principal installments of $70,000 beginning on April 15, 2010 and ending September 15, 2010, and three monthly principal installments of $130,000, plus all accrued interest, less any adjustments to the promissory notes under the CIAS Agreement, beginning on October 15, 2010 and ending December 15, 2010.

On September 29, 2009, the Company executed Amendment No. 1 to the TPA Restructured Note Agreement with the TPA Sellers under which the TPA Sellers agreed to replace the remaining monthly principal installments of $93,056 plus accrued interest under the TPA Restructured Note Agreement, dated February 24, 2009, with a single principal payment of $558,333 on March 1, 2010 plus interest accrued from August 31, 2009.

 Future Contractual Obligations

The following table shows the Company's present and future contractual obligations as of September 30, 2009:

	(Unaudited)
	September 30, 2009
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter

Operating Lease Obligations	$5,563,251	$2,191,100	$2,729,280	$515,394	$127,477

Employment Contracts	$1,665,058	$1,483,514	$181,544	$-	$-

Revolving Line of Credit	$2,296,000	$2,296,000	$-	$-	$-

Short and Long Term Debt	$28,482,189	$27,161,098	$1,313,066	$8,025	$-

Total Contractual Cash Obligations	$38,006,498	$33,131,712	$4,223,890	$523,419	$127,477

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

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee to the client is fixed or determinable, and collectability is reasonably assured. These criteria are in accordance with the Revenue Recognition Topic of FASB ASC.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the provisions of the Intangibles-Goodwill and Other Topic of FASB ASC. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment, at least annually, in accordance with the provisions of this guidance. This guidance also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the provisions of the Property, Plant, and Equipment Topic of FASB ASC.

In accordance with the Property, Plant, and Equipment Topic of FASB ASC, long-lived assets, such as property and equipment and purchased intangible assets subject to amortization are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

Share Based Payments

The Company complies with the fair value recognition provisions of the Equity, Compensation and Financial Instruments Topics of FASB ASC. This guidance requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model.

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

Adoption of New Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance in the Consolidation Topic of the FASB Accounting Standards Codification (“ASC”). The guidance establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. The guidance is effective for the Company beginning January 1, 2009. The guidance does not have a material impact on the Company’s condensed consolidated interim financial statements.

In December 2007, the FASB issued guidance in the Business Combinations Topic of the FASB ASC. This guidance requires the acquiring entity in a business combination to recognize most identifiable assets acquired, liabilities assumed, non-controlling interests and goodwill acquired in a business combination at full fair value; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This guidance is effective for the Company beginning January 1, 2009. The adoption of this guidance on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows during the first three quarters of 2009. However, the application of this guidance to future acquisitions could impact the Company’s financial condition and results of operations and the reporting of acquisitions in the condensed consolidated interim financial statements.

In March 2008, the FASB issued guidance on disclosures in the Derivatives and Hedging Topic of the FASB ASC. This guidance requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for the Company beginning January 1, 2009. The Company does not make it a practice to participate in derivative transactions except in financing arrangements with lenders. See Note 5, Long-term Debt and Derivative Liabilities, for further discussion as it relates to the accounting treatment and effect on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2009 and December 31, 2008.  The resulting change in fair value of derivative financial instruments is disclosed on the Company’s Condensed Consolidated Statements of Operations and Cash Flows as of September 30, 2009 and September 30, 2008. The Company currently does not participate in any hedging transactions.

In April 2009, the FASB issued guidance in the Business Combinations Topic of the FASB ASC. This addresses application issues, including: (1) initial recognition and measurement; (2) subsequent measurement and accounting; and (3) disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was prospectively effective for business combinations consummated in fiscal years beginning on or after December 15, 2008, with early application prohibited. The adoption of this guidance on January 1, 2009 did not have a material impact on the Company’s condensed consolidated financial position, results of operations and cash flows during the first three quarters of 2009. However, the application of this guidance to future acquisitions could impact the Company’s financial condition and results of operations and the reporting of acquisitions in the condensed consolidated interim financial statements.

In May 2008, the FASB issued guidance in the Debt Topic of the FASB ASC. This guidance provides clarification on convertible instruments that may be settled in cash upon conversion (including partial cash settlement). Additionally, this guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and is to be applied retrospectively for all periods that are presented in the annual financial statements for the period of adoption. This guidance does not have a material impact on the Company’s condensed consolidated interim financial statements.

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the FASB ASC. This guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This guidance applies to all fair value measurements when appropriate and is effective for the Company for the quarterly period beginning April 1, 2009. The guidance does not have a material impact on the Company’s condensed consolidated interim financial statements.

In April 2009, the FASB issued guidance in the Financial Instruments and Interim Reporting Topics of the FASB ASC. This guidance requires disclosures about fair value of financial instruments in interim financial statements. It requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. This guidance is effective for periods ending after June 15, 2009, with comparative disclosures required only for periods ending subsequent to initial adoption. The Company has disclosed the assumptions used to estimate the fair value of financial instruments in the notes to condensed consolidated interim financial statements.

In May 2009, the FASB issued guidance in the Subsequent Events Topic of FASB ASC. This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company adopted this guidance during the second quarter of 2009, and its adoption did not have a material impact on the Company’s condensed consolidated interim financial statements.

In June 2009, the FASB issued guidance in the General Accepted Accounting Principles Topic of FASB ASC. This guidance modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section and paragraph, each of which is identified by a numerical designation. This statement applies beginning in the third quarter of 2009.

New Accounting Pronouncements

In August 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of FASB ASC. This guidance updates the fair value measurement of liabilities that provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available; a reporting entity is required to measure fair value using alternative valuation techniques. This guidance provided in this update is effective for interim and annual periods beginning after August 27, 2009. Management is currently evaluating the impact of applying the update to the Company’s future consolidated financial statements.

In September 2009, the FASB issued guidance in the Revenue Recognition Topic of FASB ASC. This guidance updates the accounting and expands disclosures for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Management is currently evaluating the impact of applying the update to the Company’s future consolidated financial statements.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of September 30, 2009 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2009, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Effective July 8, 2009, the Company granted stock options to various members of management and staff to purchase shares of common stock of the Company at $0.20 per share of which 50% vested immediately, 25% vest six months from the date of the agreement and the remaining 25% vest twelve months from the date of the agreement.  Of those stock options, 600,000 were granted to Steven J. Ross, Chief Executive Officer.  These options may be exercised only if authorized shares are available.

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

In July 2009, the Company executed a contract to sell the flex administration business to the Total Administrative Services Corporation (“TASC”) which is expected to be closed in the fourth quarter of 2009. As part of the contract, TASC will pay the Company a percentage of the annual revenues transferred sixty days after closing, a percentage of annual revenues based bonus payment if a target retention level is obtained nine months after closing and a percentage of ongoing revenues beginning thirteen months after closing. This transaction is not material to the financial statements and thus is not necessary to be disclosed separately in the condensed consolidated interim financial statements. In addition, this transaction does not meet the definition of a capital transaction as defined in Note 5.

On October 29, 2009, the Company completed the acquisition of certain assets of Standard Retirement Services, Inc. The transaction was an asset purchase of approximately 500 balance forward tax qualified retirement plans. The purchase price to be paid is based on a percentage of the expected annual revenue of those plans.  Proceeds in an amount equal to ten percent of the purchase price are due on December 1, 2009, twenty-five percent of the purchase price is due on August 15, 2010 and sixty-five percent of the purchase price less any adjustments for lost plans by a specific date is due on March 15, 2011.

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

4.59
Letter Agreement entered into by and between National Investment Managers Inc., Woodside Capital Partners V, LLC, Woodside Capital Partners V QP, LLC, Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Woodside Agency Services LLC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 7, 2008 (File No. 000-51252))

4.60
Letter Agreement entered into by and between National Investment Managers Inc., Woodside Capital Partners V, LLC, Woodside Capital Partners V QP, LLC, Woodside Capital Partners IV, LLC and Woodside Capital Partners IV QP, LLC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 7, 2008 (File No. 000-51252))

4.61
Stock Transfer Agreement dated November 3, 2008 among IBF Fund Liquidating LLC, National Investment Managers Inc., DCI Master LDC and Duncan Capital Group LLC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 7, 2008 (File No. 000-51252))

4.62
Amendment No. 1 and Allonge to Revolving Line of Credit Note by and between Citizens RBS, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 (File No. 000-51252))

4.63
Amendment No. 3 and Allonge to Term Promissory Note by and between Citizens RBS, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 (File No. 000-51252))

4.64
Amendment No. 7 to Revolving Line of Credit and Term Loan Agreement by and between Citizens RBS, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 (File No. 000-51252))

4.65
Amendment No. 7 to Intercreditor and Subordination Agreement by and between RBS Citizens, National Association, Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 (File No. 000-51252))

4.66
Securities Purchase and Loan Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 31, 2009 (File No. 000-51252))

4.67
Amendment No. 2 and Allonge to Revolving Line of Credit Note by and between RBS Citizens, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

4.68
Amendment No. 9 to Revolving Line of Credit and Term Loan Agreement by and between RBS Citizens, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

4.69
Consent and Amendment No. 8 to Securities Purchase and Loan Agreement by and between Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

4.70
Reservation of rights by RBS Citizens, National Association (Incorporated by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 16, 2009 (File No. 333-160488))

4.71
Reservation of rights by Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank  (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent (Incorporated by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 16, 2009 (File No. 333-160488))

10.1
Agreement and Plan of Reorganization, dated as of February 18, 2005 by and among Fast Eddie Racing Stables, Inc, Glenn A. Little, Duncan Capital Financial Group, Inc. and FERS Acquisition Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.2
Employment Agreement, dated as of December 23, 2004, between Duncan Capital Financial Group, Inc. and Richard E. Stierwalt. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

10.3
Employment Agreement, dated as of January 1, 2005, between Duncan Capital Financial Group, Inc. and Leonard Neuhaus. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

10.4
12% Senior Secured Note, dated January 27, 2005, in the original principal amount of $350,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC (formerly known as DCOFI Master LDC) (Incorporated by reference to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.5
Securities Purchase Agreement, dated as of January 27, 2005, between Duncan Capital Financial Group, Inc. and CAMOFI Master LDC(Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.6
Security Agreement, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein Inc. and CAMOFI Master LDC. (Incorporated by reference to Form SB-2_filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.7
Subsidiary Guarantee, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein Inc. in favor of CAMOFI Master LDC. (Incorporated by reference to Form SB-2/A_filed with the Securities and Exchange Commission on June 17, 2005. (File No.333-124161))

10.8
12% Senior Secured Note, dated May 4, 2005, in the original principal amount of $150,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC. (Incorporated by reference to Form SB-2/A_filed with the Securities and Exchange Commission on June 17, 2005. (File No.333-124161))

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

10.90
Stock Purchase Agreement by and among National Investment Managers, Pension Technical Services, Inc., Ralph W. Shaw and Eileen A. Baldwin-Shaw (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.91
Promissory Note issued to Ralph W. Shaw and Eileen A. Baldwin-Shaw due December 2009 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.92
Promissory Note issued to Ralph W. Shaw and Eileen A. Baldwin-Shaw due December 2010 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.93
Employment Agreement entered by and between Pension Technical Services, Inc. and Ralph W. Shaw (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.94
Employment Agreement entered by and between Pension Technical Services, Inc. and Eileen A. Baldwin-Shaw (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.95
Stock Purchase Agreement by and among National Investment Managers, Peter R. Stephan, individually and as Trustee of The Stephan Family Trust Dated August 2, 1993, James R. Norman, Jr., individually and as Trustee of The Norman Living Trust Dated December 7, 2005, Rise Spiegel, individually and as Trustee of The Rise Norris Spiegel Trust Dated November 16, 2005 and the Pension Group, Inc. (Incorporated by reference to Form 8-K/A filed with the Securities and Exchange Commission on December 3, 2008. (File No. 000-51252))

10.96
Promissory Note issued to Peter R. Stephan, James R. Norman, Jr. and Rise Spiegel due January 2010 (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.97
Promissory Note issued to Peter R. Stephan, James R. Norman, Jr. and Rise Spiegel due January 2011 (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.98
Employment Agreement entered by and between The Pension Group, Inc. and Peter R. Stephan (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.99
Employment Agreement entered by and between The Pension Group, Inc. and James R. Norman, Jr. (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.100
Employment Agreement entered by and between The Pension Group, Inc. and Rise Spiegel. (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.101
Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due March 1, 2010. (Incorporated by reference to the Form 10K Annual Report filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.102
Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due March 1, 2010. (Incorporated by reference to the Form 10K Annual Report filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.103
Promissory Note issued by National Investment Managers, Inc. to Michael E. Callahan due December 1, 2009.  (Incorporated by reference to the Form 10K Annual Report filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.104
Promissory Note issued by National Investment Managers, Inc. to Richard Kaplan due June 15, 2010.  (Incorporated by reference to the Form 10K Annual Report filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.105
Promissory Note issued by National Investment Managers, Inc. to Anthony Delfino due June 15, 2010.  (Incorporated by reference to the Form 10K Annual Report filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.106
Employment Agreement entered by and between the Company and John M. Davis dated April 14, 2009 (Incorporated by reference to the Form 10Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2009. (File No. 000-51252))

10.107
Employment Agreement entered by and between the Company and Christopher W. Larkin dated April 15, 2009 (Incorporated by reference to the Form 10Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2009. (File No. 000-51252))

10.108
Amendment No. 1 to Subordinated Promissory Notes by and between National Investment Managers Inc., James R. Norman, Jr., Peter R. Stephan and Rise Norris Spiegel due January 2010 and January 2011. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

10.109
Amendment No. 1 to Promissory Notes by and between National Investment Managers Inc., Ralph W. Shaw and Eileen A. Baldwin-Shaw due December 2009 and December 2010. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

10.110
Amendment No. 1 to Promissory Note by and between National Investment Managers Inc. and Richard L. Kaplan due June 15, 2010. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

10.111
Amendment No. 1 to Promissory Note by and between National Investment Managers Inc. and Anthony S. Delfino due June 15, 2010. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

10.112
Amendment No. 1 to Promissory Note by and between National Investment Managers Inc., Renee J. Conner and William E. Renninger due March 1, 2010. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

21.1	List of subsidiaries of the Company

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1	Press Release dated November 3, 2009 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 3, 2009. (File No. 333-160488))

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INVESTMENT MANAGERS INC.

Registrant

Dated: November 16, 2009	/s/ Steven J. Ross
Steven J. Ross
Chief Executive Officer

Dated: November 16, 2009	/s/ Christopher W. Larkin
Christopher W. Larkin
Chief Financial Officer