Form 10-K
period 2009-12-31
National Investment Managers Inc.
filed 2010-04-30
CIK 770461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.) Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☒

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer, large accelerated filer or smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

As of June 30, 2009, the last business day of the Company’s most recently completed second fiscal quarter, the market value of our common stock held by non-affiliates was approximately $5.2 million which is computed using the last sales price on June 30, 2009 of $0.17.

As of April 26, 2010, 39,826,929 shares of common stock, $.001 par value per share, of the registrant were outstanding.

Documents incorporated by reference:  None

FORM 10-K

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

INDEX

STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

In this annual report, references to "National Investment Managers," "NIVM," "the Company," "we," "us," and "our" refer to National Investment Managers Inc.

Except for the historical information contained herein, some of the statements in this report contain forward-looking statements that involve risks and uncertainties. These statements are found in the sections entitled "Business," "Management's Discussion and Analysis of Financial Condition and Results of Operations," and "Quantitative and Qualitative Disclosures about Market Risk." They include statements concerning: our business strategy; expectations of market and customer response; liquidity and capital expenditures; future sources of revenues; expansion of our proposed product line; and trends in industry activity generally. In some cases, you can identify forward-looking statements by words such as "may," "will," "should," "expect," "plan," "could," "anticipate," "intend," "believe," "estimate," "predict," "potential," "goal," or "continue" or similar terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including, but not limited to, the risks outlined under "Risk Factors," that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. For example, assumptions that could cause actual results to vary materially from future results include, but are not limited to our ability to successfully develop and market our products to customers; our ability to generate customer demand for our products in our target markets; the development of our target markets and market opportunities; our ability to manufacture suitable products at a competitive cost; market pricing for our products and for competing products; the extent of increasing competition; technological developments in our target markets and the development of alternate, competing technologies in them; and sales of shares by existing shareholders. Although we believe that the expectations reflected in the forward looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Unless we are required to do so under U.S. federal securities laws or other applicable laws, we do not intend to update or revise any forward-looking statements.

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

During the year ended December 31, 1989, we sold or otherwise disposed of all race horses in order to settle then-outstanding indebtedness. From December 31, 1989 until March 9, 2005, we had no operations, and nominal assets or liabilities. From 1990 to March 2005, our principal business activity was to seek a suitable reverse acquisition candidate through acquisition, merger or other suitable business combination method. In March 2005, we acquired Duncan Capital Financial Group, Inc. ("Duncan Capital") and focused our business operations providing financial services including third party retirement plan administration services and selling insurance and annuity products.

Overview
Our strategy, since the acquisition of Duncan Capital, has been to continue to grow our business organically and to purchase majority interests in small to medium-sized retirement plan administration, investment management and insurance organizations with recurring revenue streams and consolidate these businesses to take advantage of synergies, economies of scale, efficiencies and where appropriate, consolidation of overhead. To grow organically, we seek to increase our client base and to expand the services we offer to them through relationship management and on-going administration, emphasizing services with recurring revenues and long-term relationships. Specifically, we seek to increase our business base through the following:

•	sales of additional products and services to existing clients;

•	sales to new clients; and

•	acquisitions of businesses that provide similar and/or complementary solutions.

Consistent with our strategy to grow through acquisitions, since March 2005, we have completed the following acquisitions:

•	Duncan Capital;

•	Pension Administration Services, Inc. (“PAS”);

•	Complete Investment Management, Inc. of Philadelphia (“CIM”);

•	Asset Preservation Corp. (f/k/a MD Bluestein, Inc; “Asset Preservation” and collectively with PAS and CIM, the “Duncan Entities”);

•	Haddon Strategic Alliance (“Haddon”);

•	Stephen H. Rosen & Associates, Inc. (“SHRA”);

•
Certain assets of American Benefit Resources Inc. (“ABR”), principally the operating subsidiaries of National Associates, Inc. N.W. (“National”), Benefit Management, Inc. (“BMI”), VEBA Administrators, Inc. dba Benefit Planning, Inc. (“VEBA”), and Doyle Barnett;

•	Valley Forge Enterprises, Ltd. (“Valley Forge”);

•	Lamoriello & Co., Inc. (“Lamco”);

•	Circle Pension, Inc. (“CPI”);

•	Southeastern Pension Services, Inc. (“SPSI”);

•	Benefit Dynamics, Inc. (“BDI”);

•	National Actuarial Pension Services, Inc. (“NAPS”);

•	Pentec, Inc. (“Pentec”);

•	Pentec Capital Management, Inc. (“PCM”);

•	The Pension Alliance, Inc. (“TPA”);

•	California Investment and Annuity Sales, Inc. (“CIAS”);

•	Alaska Pension Services, Ltd. (“Alaska Pension”);

•	Alan N. Kanter & Associates, Inc. (“Kanter & Associates”);

•	Certain assets of Retirement & Employee Benefit Services, Inc. (“REBS”);

•	Pension Technical Services, Inc. d/b/a REPTECH Corp. (“REPTECH”);

•	The Pension Group, Inc. (“TPG”);

•	Certain assets of Standard Retirement Services, Inc. (“Standard”); and

•	Certain assets and liabilities of Custom K, Inc. (“Custom K”) (management considers the asset purchase to be immaterial for further financial disclosure)

The services we offer, through our subsidiaries, are as follows:

•	Retirement plan design, creation, termination, compliance, and administration;

•	Retirement plan consulting and pension actuarial services;

•	Investment advisor for retirement plan sales, implementation and service;

•	Investment management of non-plan assets for high net worth individuals;

•	Quarterly asset monitoring reports;

•	Record-keeping through an in-house daily valuation platform;

•	The sale of life insurance;

•	The sale of fixed and variable annuities; and

•	The sale of limited hospitalization and long-term care insurance.

We view our company as independent retirement planning consultants for our clients, recommending third party products and investment platforms that we believe serve our clients' best interests.

The retirement and pension consulting and administration services for our retirement plan clients include the following:

•
preparation of plan feasibility and design studies, including the fields of contribution maximization/reduction, retirement planning and distribution, executive compensation, new comparability, 401(k) plans, plan terminations, governmental compliance and coverage, participation and discrimination testing; and

•
administration of existing plans, including: preparation of government forms and summary plan descriptions, maintaining employee data maintenance systems, maintaining detailed asset reconciliation data, providing periodic reports, determining plan contributions and benefits, loans, distributions to plan participants and coordination with other benefit programs.

Our financial advisory services provided through our subsidiaries are focused on small businesses and high net worth individuals. Representatives of our subsidiaries are FINRA-licensed registered representatives who work in conjunction with registered broker dealers and registered investment advisers to provide investment advisory services to corporations, individuals, retirement plan trustees and charitable foundations in the following areas:

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

Acquisition Strategy
Our strategy is to purchase majority interests in small to medium-sized retirement plan administration, investment management and insurance organizations with recurring revenue streams and consolidate these businesses to take advantage of synergies, economies of scale, efficiencies and where appropriate, consolidation of overhead. These businesses will typically have a sole proprietorship or partnership structure, and will typically have stable revenue growth and cash flow with low client attrition rates.

Management of our company believes there are numerous such businesses in the United States, individually maintaining more than $500 million in assets under administration. Many of these entities have part or all of their business dedicated to retirement plan administration, known as third party administration. These businesses compete very effectively on a local level by offering a high degree of personalized service to local businesses and high net worth individuals.  Management of our company believes that many of these businesses are attractive acquisition candidates as stand-alone businesses due to their high profitability margins and strong cash flows, long-term client relationships, and consistent fee based income streams. Most of the businesses we seek to acquire have a majority of their revenue derived from recurring sources and not transaction based revenue. However, due to their size, structure, and capital expenditure constraints, they have not taken advantage of the industries' best practices around information technology, operational efficiencies and administrative processing.

As stand-alone businesses, many cannot grow and diversify beyond their current levels due to resource limitations and personnel issues. Since these businesses do not have large staffs or marketing budgets, their ability to develop new products and diversify into other product categories is limited. Their ability to cross sell additional retirement planning services is limited not only by their product offerings, but also by the lack of expertise required to be a subject matter expert in many retirement facets, and therefore, much of the products and services they do not or cannot offer is referred elsewhere. In many cases, current cash flows provide stable businesses and adequate compensation to current owners and partners who have little incentive to invest their own capital in the future growth of the business.

We believe that these dynamics create an opportunity for industry consolidation. Our goal is to create an organization that can assimilate these businesses, minimizing execution risk while preserving the strong client relationships that make these firms valuable. The technology platforms available for use today could allow our company to compete effectively against larger institutional platforms in terms of offering sophisticated administrative functionality and systems support. This would enable us to offer clients greater value, while becoming more competitive against other local service providers who continue to operate on a smaller scale.

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

Operations
We believe that preserving the entrepreneurial culture of our subsidiaries is important to their continued growth. We do not typically integrate the sales, marketing and client service/relationship management operations of our acquired firms. Recognizing that the principals have established personal relationships with their businesses' clients, we allow the principals to continue to operate in the same entrepreneurial environment that made them successful before the acquisition, subject to our oversight and control at the corporate level in the areas of accounting, planning and budgeting, legal, human resources, sales and information technology. We provide sales support as well as assistance in branding and public relations. The business unit managers report to John Davis, our President and Chief Operating Officer, who in turn reports to Steven Ross, our Chief Executive Officer, and to our Board of Directors.

The Company completed the following acquisitions in 2008 and 2009:

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

In consideration for 100% of the outstanding securities of CIAS, the Company paid the CIAS Sellers $1,425,000 in cash, issued the CIAS Sellers promissory notes for an aggregate of $950,000 with the first promissory notes in the amount of $475,000 payable June 3, 2009 and the second promissory notes in the amount of $475,000 payable June 3, 2010. In the event that certain revenue targets are not achieved by CIAS during the 24 months following the closing date, the promissory notes will be reduced by the amount of such shortfall.

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

In consideration for 100% of the outstanding common stock of Alaska Pension, the Company paid the APS Sellers $430,766 in cash at closing, with an additional $165,000 due at December 31, 2008, paid indebtedness, and other obligations of Alaska Pension of $192,073, issued 369,128 shares of common stock of the Company valued at $220,000 (the value of the common stock was determined by an average of the closing stock price of the last 5 days prior to the announced acquisition), issued the APS Sellers promissory notes for an aggregate of $220,000 with the first set of promissory notes in the amount of $110,000 payable August 31, 2009 and the second set of promissory notes in the amount of $110,000 payable August 31, 2010. In the event that certain EBITDA targets are not achieved by Alaska Pension during the 24 months following the closing date, the promissory notes will be reduced by the amount of such shortfall.

In connection with the acquisition of 100% of the outstanding securities in Alaska Pension described above, we entered into the following agreements:

•	a Non-Competition, Non-Disclosure and Non-Solicitation Agreement between the Company and the APS Sellers;

•	an Employment Agreement with Karen Jordan for a period of two years with compensation of $100,000 per year; and

•	an Employment Agreement with Duane Mayer for a period of two years with a compensation of $100,000 per year.

Alaska Pension is engaged in the business of retirement plan design, consulting, administration and actuarial services. Alaska Pension currently serves approximately 240 plans through its offices located in Anchorage, Alaska.

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

Kanter & Associates is engaged in the business of retirement plan design, consulting, and administration. Kanter & Associates currently serves approximately 380 plans through its offices located in Baltimore, Maryland.

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

In consideration for 100% of the outstanding common stock of REPTECH, the Company paid the REPTECH Sellers $1,787,760 in cash at closing, with an additional $150,000 due at December 31, 2008, issued 1,430,208 shares of common stock of the Company valued at $715,104, issued the REPTECH Sellers promissory notes for an aggregate of $922,656 with the first set of promissory notes in the amount of $461,328 payable December 2, 2009 and the second set of  promissory notes in the amount of $461,328 payable December 2, 2010. In the event that certain EBITDA targets are not achieved by REPTECH during 24 months following the closing date, the promissory notes will be reduced by the amount of the shortfall.

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

REPTECH is engaged in the business of retirement plan design, consulting, and administration. REPTECH currently serves approximately 580 plans through its offices located in Denver, Colorado.

The Pension Group, Inc.
On November 26, 2008, we entered into and closed a Stock Purchase Agreement (“TPG Agreement”) with Peter Stephan, James Norman and Rise Spiegel (“TPG Sellers”) to purchase 100% of the common stock of The Pension Group, Inc. (“TPG”).

In consideration for 100% of the outstanding common stock of TPG, the Company paid the TPG Sellers $2,141,869 in cash at closing, with an additional $935,000 due at February 24, 2009 and an additional $446,657, as adjusted, due at March 26, 2009, issued 1,448,854 shares of common stock of the Company valued at $467,500, issued the TPG Sellers promissory notes for an aggregate of $467,500 with the first set of promissory notes in the amount of $233,750 payable January 26, 2010 and the second set of promissory notes in the amount of $233,750 payable January 26, 2011. In the event that certain EBITDA targets are not achieved by TPG during 24 months following the closing date, the promissory notes will be reduced by the amount of the shortfall.

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

2009 Acquisitions:

Standard Retirement Services, Inc.
On October 28, 2009, the Company entered into an Asset Purchase Agreement (“Standard Agreement”) to purchase certain assets of Standard Retirement Services, Inc (“Standard”). The final purchase price will be determined based on retention rates as of February 28, 2011 and annual revenues of the acquired assets. The Company paid $68,653 in cash at closing, which represented 10% of the purchase price. An additional 25% of the purchase price is due on August 15, 2010, and the final 65% of the purchase price due on March 15, 2011, less any adjustments in accordance with the Standard Agreement. The Company accrued $522,347 as an estimate for settling the remaining contingent payments.

The Company’s strategy in purchasing certain assets of Standard was to acquire the customer relationships of a retirement plan administration organization without incurring additional overhead expense. Standard was merged into the workflow at several of the Company’s subsidiaries.

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

Competition
We believe that the markets for our products and services are highly competitive. We believe that we remain competitive due to several factors, including our overall company strategy and commitment, high-level expertise in plan design, consulting, and actuarial services, product quality, reliability of service, strategic and financial relationships with industry-leading firms, the personal relationships between our key employees and clients, local presence, duration of client relationships, duration of employee service and competitive pricing. We believe that, by virtue of our range of product and service offerings, and our overall commitment to client service and relationships, we compete favorably in these categories at the local, regional and national level. In addition, we believe that we have a competitive advantage as a result of our position as an independent vendor, rather than as a cooperative, an affiliate of a financial institution, a payroll vendor or competitor to our clients.

Our principal competitors are third-party administration firms, brokerage firms, distributors of insurance products, registered investment advisors, financial planners and bundled insurance providers.

Corporate Headquarters
Our headquarters in Dublin, Ohio provides support for our acquired firms. Corporate activities include strategic tactical planning, national arrangements with industry partners, oversight of sales, acquisitions, integration of the acquired entities, legal, information technology, and finance and accounting. Our mergers and acquisitions team identifies targets, performs due diligence and negotiates acquisitions. Finance and accounting is responsible for working with each firm to ensure timely and accurate reporting. In addition, finance and accounting is responsible for consolidation of our financial statements at the corporate level.

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

Employees
As of March 10, 2010, we had approximately 300 full-time employees. None of our employees are represented by a labor union or are subject to collective-bargaining agreements. We believe that we maintain good relationships with our employees.

Liquidity
The Company’s existing commitments for term notes from senior and subordinated lenders are currently exhausted.

As previously reported in its Form 10-Q for the quarter ended September 30, 2009, the Company was not then in compliance with certain financial covenants in the loan agreements and, as a result, the lenders had delivered reservation of rights letters that notified the Company of such covenant defaults and reserved all of the lenders' rights and remedies with respect thereto. Financial and other covenant defaults have also occurred subsequent to September 30, 2009.

On April 26, 2010, the Company and its lenders entered into amendments in which the lenders have agreed to forbear from accelerating or otherwise enforcing their rights and remedies with respect to currently existing covenant defaults under the loan agreements until January 2, 2011.

In return, the Company has agreed in the amendments to adhere to specified cash flow tests and maintain minimum cash balances. Failure to do so could result in either lender terminating its forbearance agreements.

The Company has engaged a financial advisor to, among other things, advise and assist the Company in exploring, evaluating and implementing one or more strategic alternatives for the recapitalization of the Company, including refinancing its current debt, raising capital and/or selling the Company to a third party.

In the amendments, the Company has agreed that its senior or subordinated lenders may terminate its forbearance agreements if, in the lender’s reasonable judgment, the Company has not made satisfactory progress toward a reasonably satisfactory recapitalization initiative by July 15, 2010 or any date thereafter through the forbearance period. If the Company is not successful in its recapitalization or refinancing efforts, it will not have the ability to pay the senior and subordinated senior debt at the end of the forbearance period.

ITEM 1A. RISK FACTORS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1A. Risk Factors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

As a Smaller Reporting Company, the Company is not required to include the disclosure under this Item 1B. Unresolved Staff Comments.

ITEM 2. PROPERTIES

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

SHRA leases 6,682 square feet of office space in Haddonfield, New Jersey. Under the 10-year lease, which expires on February 21, 2011, the monthly rent ranges from $9,750 to $12,351. Stephen H. Rosen is the former owner of SHRA and is now an employee of National Investment Managers Inc., and owns an interest in 89 Haddon Avenues Associates, L.L.C. (“HAA”). SHRA is a lessee under a lease agreement with HAA, for property located in Haddonfield, New Jersey. Benefit Dynamics, Inc. (BDI) was a sub-tenant of SHRA, and had an informal inter-office lease arrangement. BDI was allocated $850 per month for rent which ended in August 2009. Additionally, SHRA leases 1,075 square feet of office space in Haddonfield, New Jersey under a lease agreement which expires on February 21, 2011 at a monthly cost that ranges from $1,981 to $2,164.

Lamoriello & Co., Inc. leases 4,699 square feet of office space in Warwick, Rhode Island. The monthly rent for such space ranges from $7,144 to $7,887. The lease expires in December 2011. Circle Pension, Inc. leases 1,500 square feet of office space in New York, New York. The monthly rent for such space ranges from $4,183 to $4,743. The lease expires in November 2015.

National Actuarial Pension Services, Inc. leases 5,848 square feet of office space in Houston, Texas under a lease agreement which expires on June 30, 2015 at a monthly cost that ranges from $7,554 to $8,528.

Pentec and PCM lease 4,600 square feet and 1,533 square feet of office space, respectively, in Southington, Connecticut under a lease agreement which expires on September 30, 2011. The monthly rent ranges from $5,942 to $7,222 for Pentec and $1,980 to $2,407 for PCM. Michael Callahan is a former owner of Pentec and PCM and is now an employee of National Investment Managers Inc., and owns 100% of MJM MILESTONE, LLC (“MJM”). Pentec and PCM are lessees under a lease agreement with MJM, for property located in Southington, Connecticut.

TPA leases office space in Lansdale, Pennsylvania and Harrisburg, Pennsylvania. The rent for 1,251 square feet of office space in Lansdale, Pennsylvania is $2,467 per month and is on a month to month lease, which was not renewed after March 31, 2010. Renee Conner and William Renninger are the former owners of TPA and are now employees of National Investment Managers Inc., and collectively own 100% of Conner Management Group, LLC (“CMG”).  TPA is the lessee under a lease agreement with CMG, for property located at 2578 Interstate Drive, Suite 102, Harrisburg, PA.  The rent for 5,886 square feet of office space in Harrisburg, Pennsylvania ranges from $10,200 to $11,259 per month. The lease expires on October 31, 2010.

Alaska Pension Services, Ltd. leases 3,400 square feet of office space in Anchorage, Alaska under a lease agreement which expires on May 31, 2013 at a monthly cost that ranges from $6,460 to $7,059.

Kanter & Associates leases 7,000 square feet of office space in Pikesville, Maryland under a lease agreement which expires on April 30, 2011 at a monthly cost that ranges from $9,333 to $10,103.

REPTECH leases 6,980 square feet of office space in Denver, Colorado under a lease agreement which expires on February 28, 2015 at a monthly cost that ranges from $9,743 to $12,215.

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

ITEM 3. LEGAL PROCEEDINGS

The Company is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock trades on the OTC Bulletin Board under the symbol "NIVM.OB". The following table sets forth quarterly high and low bid prices of a share of our common stock as reported by the OTC Bulletin Board for the years 2009 and 2008. The quotations listed below reflect inter-dealer prices, without mark-ups, mark-downs or commissions and may not necessarily reflect actual transactions.

	Price
	High $	Low $
2009
First quarter ended March 31, 2009	$0.34	$0.17
Second quarter ended June 30, 2009	$0.25	$0.16
Third quarter ended September 30, 2009	$0.24	$0.12
Fourth quarter ended December 31, 2009	$0.26	$0.09
2008
First quarter ended March 31, 2008	$0.71	$0.61
Second quarter ended June 30, 2008	$0.75	$0.55
Third quarter ended September 30, 2008	$0.69	$0.35
Fourth quarter ended December 31, 2008	$0.50	$0.21

As of April 26, 2010, 39,826,929 shares of common stock were issued and outstanding. As of that date there were (i) 27,597,519 outstanding options and warrants to purchase common stock; however, only 27,383,323 shares of authorized common stock were available to purchase, and (ii) 7,236,171 shares of preferred stock convertible into an aggregate of 32,789,748 shares of common stock.

The number of holders of record for our common stock as of April 26, 2010 was approximately 110. This number excludes individual stockholders holding stock under nominee security position listings.

Dividends
We have not paid any cash dividends on our common stock and do not anticipate declaring or paying any cash dividends in the foreseeable future. Holders of our common stock are entitled to dividends when and if declared by our board of directors from legally available funds. However, before any dividends may be paid to holders of our common stock, cumulative dividends must be paid to our holders of Series A, Series B, Series C, Series D and Series E Preferred Stock, either in cash or in registered shares of our common stock. We have 2,420,000 shares of Series A Cumulative Convertible Preferred Stock, 3,615,000 shares of Series B Cumulative Convertible Preferred Stock, 770,834 shares of Series C Cumulative Convertible Preferred Stock, 409,500 shares of Series D Cumulative Convertible Preferred Stock and 29,350 shares of Series E Cumulative Convertible Preferred Stock outstanding. If and when declared by our Board of Directors, we are obligated to pay an annual preferred dividend of $0.24 per share in connection with our shares of Series A Cumulative Convertible Preferred Stock, $0.24 per share in connection with our shares of Series B Cumulative Convertible Preferred Stock, $0.72 per share in connection with our shares of Series C Cumulative Convertible Preferred Stock, $1.20 per share in connection with our shares of Series D Cumulative Convertible Preferred Stock and $12.00 per share in connection with our shares of Series E Cumulative Convertible Preferred Stock. Dividends payable under the Series A Cumulative Convertible Preferred Stock, Series B Cumulative Convertible Preferred Stock, the Series C Cumulative Convertible Preferred Stock, the Series D Cumulative Convertible Preferred Stock and the Series E Cumulative Convertible Preferred Stock have accrued to each of the respective holders. To date, the Company has accrued but not declared or paid any dividends. As of December 31, 2009 and 2008 the aggregate amounts accrued under all series of preferred stock were $7,849,920 and $5,872,320, respectively.

Recent Issuances of Unregistered Securities

Alaska Pension Services, Ltd.
On June 30, 2008, the Company entered into a Stock Purchase Agreement (the “Alaska Pension Agreement”) with Karen Jordan and Duane Mayer (“APS Sellers”) to purchase 100% of the outstanding common stock of Alaska Pension Services, Ltd. (“Alaska Pension”). As part of the transaction, the Company issued 369,128 shares of common stock of the Company valued at $220,000.

Pension Technical Services, Inc.
On October 2, 2008, the Company entered into a Stock Purchase Agreement (“REPTECH Agreement”) with Ralph W. Shaw and Eileen A. Baldwin-Shaw (“REPTECH Sellers”) to purchase 100% of the common stock of Pension Technical Services, Inc. d/b/a REPTECH Corp. (“REPTECH”). As part of the transaction, the Company issued 1,430,208 shares of common stock of the Company valued at $715,104.

The Pension Group, Inc.
On November 26, 2008, the Company entered into a Stock Purchase Agreement (“TPG Agreement”) with Peter Stephan, James Norman and Rise Spiegel (“TPG Sellers”) to purchase 100% of the common stock of The Pension Group, Inc. (“TPG”). As part of the transaction, the Company issued 1,448,854 shares of common stock of the Company valued at $467,500.

Employee Compensation
On January 2, 2008, the Company issued Steve Ross, Chief Executive Officer, 700,000 shares of common stock in conjunction with his November 2007 employment agreement.

On April 1, 2008, the Company issued John Davis, President and Chief Operating Officer, 350,000 shares of common stock in conjunction with his March 2007 employment agreement.

On July 16, 2008, the Company issued John Davis, President and Chief Operating Officer, 50,000 shares of common stock in conjunction with his November 2007 employment agreement.

On December 31, 2008, the Company issued Steve Ross, Chief Executive Officer, 100,000 shares of common stock in conjunction with his November 2007 employment agreement.

On December 31, 2009, the Company issued Steve Ross, Chief Executive Officer, 100,000 shares of common stock in conjunction with his November 2007 employment agreement.

Conversion of Preferred Stock
On March 10, 2008, a preferred shareholder converted 100,000 of Series B Preferred Stock into 200,000 shares of common stock.

The above issuances were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated under Regulation D there under. The holders of the above securities are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Issuer Purchases of Equity Securities
The Company did not repurchase any of its securities during the year ended December 31, 2009.

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

General Overview
The Company is in the principal business of acquiring and managing operating entities that offer administration services of retirement plans, financial and investment advisory services and the sale of various insurance products to small and medium sized businesses and high-net worth individuals in the United States of America. As of December 31, 2009, the Company owned 22 operating units in fourteen states. The wholly-owned subsidiaries are based in Lake Mary, FL; North Attleboro, MA; Haddonfield, NJ; Yorktown Heights, NY; New York, NY; Beaverton, OR; Horsham, PA; Wayne, PA; Warwick, RI; Houston, TX; Marina Del Rey, CA; Seattle, WA; Harrisburg, PA; Southington, CT; Pikesville, MD; Anchorage, AK; Denver, CO and Laguna Hills, CA. The Company’s corporate headquarters are located in Dublin, Ohio.

Acquisitions and Divestitures
Under our typical acquisition structure, we acquire 100% of the equity of retirement plan administration and investment management organizations, with recurring revenue streams, and consolidate these businesses to take advantage of economies of scale, efficiencies, operational best practices and cross-selling opportunities of retirement services. All of our previous acquisitions have demonstrated stable revenue growth and cash flow with low client attrition rates. The Company plans to enhance revenues in the group through the formulation of national relationships with business partners and numerous joint sales strategies and tactics, cross-selling within a more diversified service and product base, the introduction of higher-margin, non-traditional investment management services and products and higher client retention through improved price and service.

On December 13, 2004, Duncan Capital, an incorporated company with no operations, acquired 100% of the issued and outstanding securities of Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein, Inc. ("PAS Group").

On August 2, 2005, the Company acquired 100% of the issued and outstanding securities of Stephen H. Rosen & Associates, Inc., ("SHRA") and Haddon Strategic Alliance, Inc. ("Haddon") (collectively, the "SHRA Group").

On November 30, 2005, the Company acquired certain assets and liabilities of American Benefit Resources, Inc. ("ABR") and 100% of the capital stock of the wholly-owned subsidiaries of ABR, National Associates, Inc. N.W. ("National"), ABR Advisors, Inc. ("Advisors"), BPI/PPA, Inc. ("BPI"), Benefit Management, Inc. ("BMI"), MLK Capital Management, Inc. ("MLK Capital"), VEBA Administrators, Inc. dba Benefit Planning, Inc. ("VEBA") and AFC Enterprises, Inc. ("AFC"), (collectively the "ABR Group").

On January 4, 2006, the Company acquired 100% of the issued and outstanding securities of Valley Forge Enterprises, Ltd. ("Valley Forge").

On March 24, 2006, the Company sold to M. Lane Kerns, Billie Kerns, and Kerns Asset Management, LLC (i) 100% of the issued and outstanding shares of MLK Capital Management, Inc. and (ii) certain assets, client relationships and liabilities of BMI related to the third party administration business.

On October 3, 2006, the Company acquired 100% of the issued and outstanding securities of Lamoriello & Co., Inc., Circle Pension, Inc., and Southeastern Pension Services, Inc.

On December 1, 2006, the Company acquired 100% of the issued and outstanding securities of National Actuarial Pension Services, Inc.

On January 2, 2007, the Company acquired 100% of the issued and outstanding securities of Benefit Dynamics, Inc.

On February 28, 2007, the Company acquired 100% of the issued and outstanding securities of The Pension Alliance Inc.

On February 28, 2007, the Company acquired 100% of the issued and outstanding securities of Pentec Inc. and Pentec Capital Management Inc.

On April 3, 2008, the Company acquired 100% of the issued and outstanding securities of California Investment and Annuity Sales, Inc.

On June 30, 2008, the Company acquired 100% of the issued and outstanding securities of Alaska Pension Services, Ltd.

On July 16, 2008, the Company acquired 100% of the issued and outstanding securities of Alan N. Kanter & Associates, Inc.

On August 5, 2008, the Company acquired certain assets of Retirement & Employee Benefit Services, Inc.

On October 2, 2008, the Company acquired 100% of the issued and outstanding securities of Pension Technical Services, Inc. d/b/a REPTECH Corp.

On November 26, 2008, the Company acquired 100% of the issued and outstanding securities of The Pension Group, Inc.

On October 28, 2009, the Company acquired certain assets of Standard Retirement Services, Inc.

On December 31, 2009, the Company acquired certain assets and liabilities of Custom K, Inc.

Although management believes that we will continue to have opportunities to complete future acquisitions such as those we have completed in the past year, there can be no assurance that we will be successful in identifying and completing acquisitions in 2010 given the Company’s capital position and lack of borrowing capacity as described in Liquidity and Capital Resources.

2009 vs. 2008 Results of Operations:

	December 31,	% of	December 31,	% of	$ Change	% Change
	2009	Revenue	2008	Revenue	2009 to 2008	2009 to 2008

Revenues	$48,149,363	100.0%	$41,680,122	100.0%	$6,469,241	15.5%

Operating expenses:
Selling, general and administrative expenses	39,038,488	81.1%	33,703,829	80.9%	5,334,659	15.8%
Depreciation and amortization	7,250,168	15.1%	6,911,995	16.6%	338,173	4.9%
Stock-based compensation	433,126	0.9%	1,002,599	2.4%	(569,473)	-56.8%

Total operating expenses	46,721,782	97.0%	41,618,423	99.9%	5,103,359	12.3%

Net operating income (loss)	1,427,581	3.0%	61,699	0.1%	1,365,882	2213.8%

Other income (expenses):
Change in fair value of derivative financial instruments	786,645	1.6%	1,865,033	4.5%	(1,078,388)	-57.8%
Interest expense	(4,593,641)	-9.5%	(4,018,743)	-9.6%	(574,898)	14.3%
Debt and other restructuring charges	(60,000)	-0.1%	-	0.0%	(60,000)
Interest, dividend and rental income	28,769	0.1%	48,301	0.1%	(19,532)	-40.4%

Total other expense, net	(3,838,227)	-8.0%	(2,105,409)	-5.1%	(1,732,818)	-40.4%

Net income (loss) before income tax benefit (expense)	(2,410,646)	-5.0%	(2,043,710)	-4.9%	(366,936)	82.3%

Income tax benefit (expense)	1,934,390	4.0%	1,913,685	4.6%	20,705	18.0%

Net income (loss) before preferred stock dividends	(476,256)	-1.0%	(130,025)	-0.3%	(346,231)	1.1%

Preferred stock dividends	(1,977,600)		(1,979,900)

Net income (loss) available to common stockholders	$(2,453,856)		$(2,109,925)

Revenues for the year ended December 31, 2009 increased $6,469,241 to $48,149,363 compared to the year ended December 31, 2008, as shown in the table above. The increase in revenues was due to an increase of $9,051,954 generated by firms that were acquired during 2008 (CIAS, Alaska Pension, Kanter & Associates, REPTECH and TPG), offset in part by a decrease in revenue of $2,582,713 at our existing subsidiaries. This decrease is due to a reduction in the asset based revenue resulting from the decline in the equity markets and a decrease in recurring plan administration revenues resulting from plan terminations and reductions in pension plan participants, as well as a decrease in one-time consulting revenue, resulting from the downturn in the U.S. economy, offset in part by document restatement fees related to the Economic Growth and Tax Relief Reconciliation Act (“EGTRRA”). The 2009 revenue was generated from three sources; third party administration, $44,554,772; financial planning and investment advisory fees, $3,069,465; and insurance commissions, $525,126. The 2008 revenue was generated from three sources; third party administration, $37,206,008; financial planning and investment advisory fees, $4,004,920; and insurance commissions, $469,194.

Operating expenses for the year ended December 31, 2009 increased $5,103,359, to $46,721,782 over the prior year ended December 31, 2008. As a percentage of revenue, operating expenses decreased to 97.0% for the year ended December 31, 2009 as compared to 99.9% for the year ended December 31, 2008.

Selling, general and administrative expenses for the year ended December 31, 2009 increased $5,334,659 to $39,038,488 over the prior year ended December 31, 2008. The increase is the result of an additional $5,687,536 of selling, general and administrative expenses incurred by firms that were acquired during 2008 (CIAS, Alaska Pension, Kanter & Associates, REPTECH and TPG) and an increase of $310,343 in bad debt expense due to a downturn in the U.S. economy, offset in part by decreases at corporate headquarters and existing subsidiaries of $663,220 resulting from the Company’s efforts to enhance operating efficiencies.

The 2009 and 2008 selling, general and administrative expenses consisted of the following:

	December 31,	December 31,	$ Change 2009
	2009	2008	to 2008

Selling, general and administrative expenses:
Salaries and related payroll costs	$26,176,608	$22,095,694	$4,080,914
Rent and utilities	3,255,590	2,757,360	498,230
Professional fees	2,512,050	2,282,388	229,662
Office expenses	2,153,693	1,689,854	463,839
Insurance expense	2,010,323	1,727,284	283,039
Computer related expense	691,511	634,988	56,523
Bad debt expense	409,566	99,223	310,343
Travel and entertainment	405,349	587,295	(181,946)
Commission expense	310,618	350,791	(40,173)
Miscellaneous other expenses	1,113,180	1,478,952	(365,772)
Total selling, general and administrative expenses	$39,038,488	$33,703,829	$5,334,659

As a percentage of revenue, selling, general and administrative expenses increased to 81.1% for the year ended December 31, 2009 as compared to 80.9% for the year ended December 31, 2008.

Depreciation and amortization for the year ended December 31, 2009 increased $338,173 to $7,250,168 over the prior year ended December 31, 2008 primarily due to amortization of intangible assets acquired in connection with acquisitions during 2008. As a percentage of revenue, depreciation and amortization decreased to 15.1% for the period ended December 31, 2009 as compared to 16.6% for the period ended December 31, 2008.

Stock-based compensation for the year ended December 31, 2009 decreased $569,473 to $433,126 over the prior year ended December 31, 2008 due primarily to the prior period issuance of 700,000 shares of common stock to the Chief Executive Officer as part of his November 30, 2007 employment agreement, the prior period issuance of 350,000 shares of common stock to the President and Chief Operating Officer as part of his May 2007 revised employment agreement and the prior period issuance of 200,000 stock options to the President and Chief Operating Officer as part of his April 2008 employment agreement, offset in part by a current period issuance of 2,502,000 shares of stock options to certain employees of the Company. As a percentage of revenue, stock based compensation decreased to 0.9% for the year ended December 31, 2009 as compared to 2.4% for the year ended December 31, 2008.

Net other expenses were $3,838,227 for the year ended December 31, 2009 as compared to $2,105,409 for the year ended December 31, 2008. The change was due primarily to a decrease in the change of the fair value of derivative financial instruments of $1,078,388, an increase in interest expense of $574,898, an increase in debt and other restructuring charges of $60,000 and a decrease in interest and rental income of $19,532. The change in the fair value of derivative financial instruments decreased as a result of the relative change in the value of the Company’s stock price. Interest expense increased as a result of an increase in amortization of debt discount resulting from the use of the effective interest rate method of amortization, additional borrowings on the Revolving Line of Credit, additional borrowings on the Subordinated Senior Term Note resulting from the capitalization of interest and a 3% increase in the borrowing rate on the Subordinated Senior Term Note from failing debt covenants at September 30, 2009, offset in part by lower average interest rates on the Senior Term Note.

Preferred stock dividends were $1,977,600 for the year ended December 31, 2009 as compared to $1,979,900 for the year ended December 31, 2008. The decrease was due primarily to conversion of 100,000 shares of Series B cumulative preferred stock to common stock during the first quarter 2008.

Liquidity and Capital Resources
At December 31, 2009 and 2008, the Company's working capital deficit was approximately $9.3 million and $11.2 million, respectively and its accumulated deficit was approximately $23.6 million and $21.1 million, respectively. Further, for the years ended December 31, 2009 and 2008, the Company generated losses before preferred stock dividends of approximately $0.5 million and $0.1 million, respectively and its cash flows from operations were approximately $5.4 million and $4.2 million, respectively.

In 2009, cash generated from operating activities increased as a result of annualized results from the Company’s 2008 acquisitions. In addition, through its senior lending arrangements, the Company has access to a Revolving Line of Credit of up to $2.0 million, which was temporarily increased to $2.5 million through December 31, 2009 and further extended through February 28, 2010, to supplement its cash generated from operations. At December 31, 2009, the Company had $2.5 million of principal outstanding under this arrangement. At December 31, 2008, the Company had approximately $0.3 million of principal outstanding and $1.7 million available under this arrangement. Effective April 26, 2010, the maximum principal amount available under the Revolving Line of Credit was increased to $4.0 million as a result of an amendment to its current senior lending arrangement as disclosed in ITEM 7.

On April 12, 2010, in order to alleviate a lack of short-term liquidity, the Company obtained an additional loan of $0.5 million for short term working capital purposes from its subordinated lenders due on May 15, 2010. The Company intends to use funds available from the increased Revolving Line of Credit to pay off the short-term working capital loan.

The Company’s existing commitments for term notes from senior and subordinated lenders are currently exhausted. The Company has amended its current lending arrangements, with its existing lenders, beyond 2010.  In the amendments, the Company has agreed that its senior or subordinated lenders may terminate its forbearance agreements if, in the lender’s reasonable judgment, the Company has not made satisfactory progress toward a reasonably satisfactory recapitalization initiative by July 15, 2010 or any date thereafter through the forbearance period. If the Company is not successful in its recapitalization or refinancing efforts, it will not have the ability to pay the senior and subordinated senior debt at the end of the forbearance period.

Management establishes an annual plan for operations and then utilizes the operating plan, current financial results, equity and credit market conditions, and other factors to forecast its quarterly and annual financial results and related cash flows from operations. Based upon management's cash forecast for revenues, operating expenses and debt services, the Company believes its cash resources will be adequate to fund operations through December 31, 2010.

As a result of the dramatic decrease in the availability of credit in the marketplace and general liquidity constraints, the Company engaged in limited acquisition activity in 2009. The Company did complete two asset purchase transactions, most notably the acquisition of a book of business consisting of approximately 500 balance forward plans from Standard Retirement Services, Inc. Beyond these two acquisitions, management’s primary focus in 2009 has been to enhance operating efficiencies and increase the effectiveness of the existing operating subsidiaries through the implementation of technology and operational upgrades.

Detail of the changes in 2009 and 2008 cash flow data is as follows:

	December 31,	December 31,
	2009	2008
Cash flows from operating activities:
Net income (loss) before preferred stock dividends	$(476,256)	$(130,025)
Adjustments to reconcile net income (loss) before preferred stock dividends to net cash provided by (used in) operating activities:
Depreciation and amortization	7,250,168	6,911,995
Change in allowance for doubtful accounts	295,281	(33,672)
Noncash interest	1,995,717	1,634,682
Stock-based compensation	433,126	1,002,599
Deferred income tax benefit	(2,119,075)	(2,061,051)
Change in fair value of derivative financial instruments	(786,645)	(1,865,033)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable, net	(537,079)	(878,837)
Prepaid expenses and other current assets	371,567	(345,523)
Accounts payable	785,746	87,401
Unearned revenues	(1,208,328)	(113)
Accrued expenses and other current liabilities	(633,085)	(146,933)
Net cash provided by (used in) operating activities	5,371,137	4,175,490

Cash flows from investing activities:
Purchases of property and equipment	(1,237,883)	(323,457)
Acquisition of Alaska Pension Services	(40,200)	(895,561)
Acquisition of Lamoriello Entities	(50,810)	-
Acquisition of National Actuarial Pension Services, Inc.	(64,318)	(184,054)
Acquisition of Alan N. Kanter & Associates	(206,863)	(1,886,913)
Acquisition of Benefit Dynamics	-	(8,770)
Acquisition of Pentec and Pentec Capital Management	-	(40,246)
Acquisition of The Pension Alliance	-	(1,396,299)
Acquisition of California Investment and Annuity Services	-	(1,535,929)
Acquisition of the assets of REBS	-	(178,257)
Acquisition of REPTECH Corp	(190,514)	(1,846,138)
Acquisition of The Pension Group, Inc.	(1,355,380)	(2,281,427)
Acquisition of the assets of Standard Retirement Services, Inc.	(68,653)	-
Acquisition of the assets of Custom K, Inc.	(15,000)	-
Net cash provided by (used in) investing activities	(3,229,621)	(10,577,051)

Cash flows from financing activities:
Proceeds from short-term debt	3,404,908	-
Proceeds from long-term debt	-	7,060,895
Payments on long-term debt and notes	(4,510,305)	(1,650,194)
Payments on short-term debt and notes	(1,232,900)	(672,008)
Payments to repurchase common stock	-	(1,000,000)
Payment of deferred financing costs	(59,709)	(60,445)
Net cash provided by (used in) financing activities	(2,398,006)	3,678,248

Net increase (decrease) in cash	$(256,490)	$(2,723,313)

2009 Cash Flow Analysis
The Company had cash as of December 31, 2009 of $274,956, a decrease of $256,490 from December 31, 2008.

Net cash provided by operating activities of $5,371,137 was primarily due to a net loss before preferred stock dividends of $476,256, non-cash expenses of $7,068,572, a decrease in prepaid expenses of $371,567 and an increase in accounts payable of $785,746, offset by an increase in accounts receivables of $537,079, a decrease in accrued expenses and current liabilities of $633,085 and a decrease in unearned revenues of $1,208,328.

The non-cash items were primarily composed of depreciation and amortization of $7,250,168, noncash interest of $1,995,717, stock-based compensation of $433,126 and an increase in the allowance of doubtful account of $295,281, offset by a decrease in the deferred tax liability of $2,119,075 and a decrease in the fair value of derivative financial instruments of $786,645.

Net cash of $3,229,621 used in investing activities was utilized in three major areas. A total of $1,858,837 in funds expended in the acquisitions of Alaska Pension Services Ltd, Alan N. Kanter & Associates, REPTECH Corp., The Pension Group, Inc., Standard Retirement Services, Inc., and Custom K, $132,901 in funds expended in contingency payments for the Lamoriello Entities, National Actuarial Pension Services, Inc., Alaska Pension Services Ltd., REPTECH Corp., and The Pension Group, Inc., and $1,237,883 were used in the purchase of property and equipment.

Net cash of $2,398,006 used in financing activities was due to $3,404,908 in proceeds from short-term debt offset by $4,510,305 in payments of long-term debt, $1,232,900 in payments of short-term debt and $59,709 in payments of deferred financing costs.

2008 Cash Flow Analysis
The Company had cash as of December 31, 2008 of $531,446, a decrease of $2,723,313 from December 31, 2007.

Net cash provided by operating activities of $4,175,490 was primarily due to a net loss before preferred stock dividends of $130,025, non-cash expenses of $5,589,520, and an increase in accounts payable of $87,401, offset by an increase in accounts receivables of $878,837, an increase in prepaid expenses of $345,523, a decrease in accrued expenses and current liabilities of $146,933 and a decrease in unearned revenues of $113.

The non-cash items were primarily composed of depreciation and amortization of $6,911,995, noncash interest of $1,634,682, stock-based compensation of $1,002,599, and offset by a decrease in the deferred tax liability of $2,061,051, a decrease in the fair value of derivative financial instruments of $1,865,033, and a decrease in the allowance for doubtful accounts of $33,672.

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

Debt Financing Arrangements

Revolving Line of Credit and Senior Term Note
On November 30, 2007, the Company entered into (i) a Revolving Line of Credit and Term Loan Agreement (the "Senior Loan Agreement") with RBS Citizens Bank (“Senior Lender”) and (ii) a Securities Purchase and Loan Agreement (the "Subordinated Senior Agreement") with Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Lehman Brothers Commercial Bank (the “Subordinated Senior Lenders”). A principal amount of the proceeds generated from the two financings were used to retire existing debt. Pursuant to the Senior Loan Agreement, the Company entered into a Revolving Line of Credit in the initial amount of $1,000,000 (the "Revolver") and a Term Loan Promissory Note in the initial amount of $8,000,000 (the "Term Loan"). If certain conditions are satisfied, the Company may utilize additional financing under the Revolver up to $1,000,000 (the "Additional Revolver") and additional term loans up to $7,000,000 (the "Additional Term Loan") to fund future acquisitions (the Term Loan and the Additional Term Loan are collectively referred to as the “Senior Term Note”). On July 15, 2008, the Company borrowed an additional $2,358,375 on the Senior Term Note. As part of the transaction, the Company paid $22,992 in deferred financing costs which will be amortized over the remaining life of the loan. On October 2, 2008, the Company borrowed an additional $1,937,760 on the Senior Term Note. On November 26, 2008, the Company borrowed the remaining $2,703,865 on the Senior Term Note exhausting the availability of funds under the Senior Term Note. The Senior Term Note and the Revolving Line of Credit bear interest at the applicable LIBOR rate of interest. The Senior Term Note and the Revolving Line of Credit mature on July 31, 2010; but, were extended under the April 26, 2010 amendment discussed further in the Subsequent Events - Debt Amendments section of this ITEM 7. From closing through November 30, 2008, the Company was required to pay interest accruing on the Senior Term Note and the Revolving Line of Credit on the last day of the applicable LIBOR interest period. Subsequent to November 30, 2008, the Company is required to pay the applicable amount of interest owed on the Senior Term Note and the Revolving Line of Credit as well as a portion of the principal of the Senior Term Note based upon a five year straight line amortization schedule of $250,000 in principal on a monthly basis with the remaining outstanding principal balance to be paid in one lump sum on the date of maturity. Commencing January 1, 2008, the Company is obligated to pay an unused commitment fee on the first business day of each quarter for any amounts not used by the Company under the Additional Term Loan. The unused commitment fee to be paid is equal to one-quarter multiplied by the applicable basis point level, which is contingent upon the Company's ratio of total debt funded to EBITDA. The Senior Lender has a secured lien on all assets of the Company and its subsidiaries. The Company may prepay the Senior Term Note and the Revolving Line of Credit at anytime.

As of December 31, 2009, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $2.5 million and $12.0 million, respectively and the interest rate was 4.73%. As of December 31, 2008, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $0.3 million and $14.8 million, respectively and the interest rate was 4.18% and 4.68%, respectively.

Subordinated Senior Term Note
The Subordinated Senior Note bears interest at 15% of which 12% is due and payable on a monthly basis and 3% (the "Compounded Rate") is compounded monthly and added to the principal amount of the Subordinated Senior Note. The Subordinated Senior Note matures on the earlier of January 31, 2011, the occurrence of a capital transaction, or an event of default. A capital transaction includes the sale, disposition, dissolution or liquidation of the Company's assets or subsidiaries, the acquisition by any person of 30% or more of the Company's common stock or a public offering in the minimum amount of $20,000,000 (a "Capital Transaction"). The Subordinated Senior Lenders have a secured lien on all assets of the Company and its subsidiaries and would be entitled to foreclose on the Company's assets in the event of default, subject to the rights of the Senior Lender. The Company may prepay the Subordinated Senior Notes at any time after May 30, 2009.

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

The Subordinated Senior Lenders may elect to require the Company to pay an additional fee (the "Fee Agreement") as well as the Conditional Interest Payment ("CIP Payment") at (i) January 31, 2011, (ii) the date of consummation of a Capital Transaction, or (iii) an event of default. The Fee Agreement is based upon the Subordinated Senior Lenders ownership in the Company and the per share price of the Company's common stock. The CIP Payment is equal to 5% of the Company's equity value which is payable on the 90th day following receipt of such notice from the Subordinated Senior Lenders and an additional payment equal to 1.5% of the Company's equity value is payable on the end of each calendar quarter thereafter. The aggregate CIP Payment may not exceed 15% of the Company's equity value. At any time after the Subordinated Senior Lenders deliver notice with respect to the CIP Payment, the Company may elect to purchase the shares of common stock underlying the Subordinated Senior Warrants at the Repurchase Price.

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

As of December 31, 2009 and 2008, approximately $13.0 million and $12.4 million, respectively, were outstanding under the Subordinated Senior Agreement.

In connection with the April 26, 2010 amendments, described further in the Subsequent Events - Debt Amendments section of this ITEM 7, the Subordinated Senior Lenders agreed to surrender the Subordinated Senior Warrants and relinquish their rights to the CIP Payment and the Fee Agreement.

Covenant Compliance and Related Debt Amendments
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

As of December 31, 2008, the Company was not in compliance with certain covenants under the Senior Loan Agreement and the Subordinated Senior Agreement. The Company’s decline in asset based revenues, as a result of the dramatic decline in the U.S. equity markets in the second half of 2008, negatively impacted its ability to achieve Adjusted EBITDA targets as planned and three out of five related debt covenants presented below. As a result, management entered into Waiver and Amendment Agreements to the Senior Loan Agreement and the Subordinated Senior Agreement (“Waiver and Amendment Agreements”) in March 2009. Under the terms of the Waiver and Amendment Agreements, the Senior Lender and Subordinated Senior Lenders waived the existing defaults on the debt covenants at December 31, 2008 and revised future covenant calculations.  In exchange, the Company is subject to an increase in the interest rates of 1.25% on the Senior Term Note and 1.75% on the outstanding Revolving Line of Credit, over the remaining term of the Senior Loan Agreement. In addition, the Company incurred one-time amendment fees totaling $100,625 (of which $60,000 was added to the Subordinated Senior Note) upon the effective date and is now subject to a 0.25% unused commitment fee on the Revolver which the Company does not expect to be material. The Senior Lender and the Subordinated Senior Lenders will also have approval rights for all future acquisitions and the Company will be subject to more frequent and timely compliance and reporting requirements with the Senior Lender.

On September 29, 2009, the Company and Senior Lender agreed to temporarily increase the maximum principal amount available under the Revolving Line of Credit to $2,500,000 through December 31, 2009 and later extended through February 28, 2010. At February 28, 2010, the Company is required to repay any amounts outstanding under the Revolving Line of Credit in excess of $2,000,000. As part of the transaction, the Company paid or accrued $61,583 as of December 31, 2009 in deferred financing costs associated with the original increase in the Revolving Line of Credit dated September 29, 2009, which will be amortized over the remaining life of the loan. The agreement was further amended as part of the April 26, 2010 amendment described further in the Subsequent Events – Debt Amendments section of this ITEM 7.

As of September 30, 2009, the Company was not in compliance with certain restrictive covenants in the Waiver and Amendment Agreements. As a result, the Senior Lender and the Subordinated Senior Lenders issued the Company reservation of rights letters, which notifies the Company of default under the Waiver and Amendment Agreements. The document indicates that this default entitles the Senior Lender and the Subordinated Senior Lenders to exercise certain rights and remedies under the Senior Loan Agreement and the Subordinated Senior Agreement through issuance of a Reservation of Rights letter. The Senior Lender and Subordinated Senior Lenders agreed to not exercise all their rights and remedies at this time; but, reserve the right to do so in the future. The Subordinated Senior Lenders exercised their right to increase the interest rate by 3% on the Subordinated Senior Note effective November 15, 2009. The increased interest is compounded monthly and added to the Subordinated Senior Note.

As of December 31, 2009, the Company was not in compliance with certain restrictive covenants in the Waiver and Amendment Agreements. As a result, the Company and the Senior and Subordinated Senior Lenders worked through an amendment process that culminated in amendments to the lending agreements at April 26, 2010. Under the amendments, the Senior and Subordinated Senior Lenders agreed to forbear from exercising their rights and remedies for identified events of default at December 31, 2009 and anticipated events of default during the forbearance period subject to certain terms and conditions which are discussed further in the Subsequent Events – Debt Amendments section of this ITEM 7.

The tabular presentation sets forth the Company’s most restrictive covenants for the trailing twelve month periods ended December 31, 2008, as originally defined, and December 31, 2009, as amended by quarter for 2009.

	Amended
	2009						2008
	Q1	Q2	Q3		Q4
Minimum Adjusted EBITDA (1)
Actual	$8,798,069	$9,638,281	$8,780,797	**	$8,884,905	***	$7,935,070	*
Covenant	$8,400,000	$9,000,000	$9,050,000		$10,100,000		$8,000,000

Maximum Leverage Ratio (2)
Actual	3.11	3.05	3.48	**	3.42	***	3.28	*
Covenant	3.25	3.25	3.25		2.75		3.00

Minimum Fixed Charge Coverage Ratio (3)
Actual	1.12	1.02	0.95	**	1.16	***	1.12	*
Covenant	1.05	1.00	1.00		1.20		1.25

Minimum Interest Coverage Ratio (4)
Actual	3.09	3.27	2.93		2.94		2.82
Covenant	2.25	2.25	2.25		2.50		2.00

Maximum Ratio of Total Funded Debt to Net Worth (5)
Actual	1.45	1.21	1.17		1.18		1.51
Covenant	2.00	2.00	2.00		2.00		2.50

* Waived as a part of the Waiver and Amendment Agreement dated March 2009.

** Reservation of rights issued by the Senior Lender and Subordinated Senior Lenders dated November 13, 2009.

*** Under the Senior Loan Amendment and Subordinated Senior Amendment entered into on April 26, 2010, the Senior and Subordinated Senior Lenders agreed to forbear from accelerating or otherwise enforcing their rights and remedies with respect to the above covenant defaults under the Senior Loan and Subordinated Senior Amendments until January 2011.

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

(3) Minimum Fixed Charge Coverage Ratio is the quotient of Operating cash flow and Debt Service. Operating cash flow is the sum of  Minimum Adjusted EBITDA and the trailing twelve months of Adjusted EBITDA from acquisitions less taxes paid and capital expenditures during the trailing twelve month period. Debt Service is the sum of the current portion of all long term debt and the trailing twelve months of interest expense.

(4) Minimum Interest Coverage Ratio is the quotient of Minimum Adjusted EBITDA divided by the trailing twelve month interest expense.

(5) Maximum Ratio of Total Funded Debt to Net Worth is the quotient of funded debt divided by the total of assets, less liabilities plus the accumulated amortization of intangible assets recorded since November 30, 2007 (the date of debt agreement).

Following is a reconciliation of Minimum Adjusted EBITDA to net loss available to common stockholders:

Year Ended
December 31, 2009

Minimum Adjusted EBITDA for the trailing twelve months	$8,884,905

Depreciation and amortization	(7,250,168)

Stock based compensation	(433,126)

Change in fair value of derivative financial instruments	786,645

Contractually specific charges to goodwill	254,739

Interest expense	(4,593,641)

Debt and other restructuring charges	(60,000)

Income tax expenses	(184,686)

Deferred income tax benefit	2,119,076

Preferred stock dividends	(1,977,600)

Net loss available to common stockholders	$(2,453,856)

Subsequent Events – Debt Amendments
On April 12, 2010, the Company entered into an agreement with the Subordinated Senior Lenders to receive an additional loan (“Short-Term Working Capital Loan”) of $500,000 to be used for short-term working capital needs. For use of the funds, the Company paid a fee of $5,000. The Short-Term Working Capital Loan accrues interest at 12% per annum. The principal amount and any accrued and unpaid interest is due on May 15, 2010. Any unpaid amounts at maturity will continue to accrue interest at 18% per annum.

On April 26, 2010, the Company entered into an amendment (“Senior Loan Amendment”) to the Senior Loan Agreement. In the Senior Loan Amendment, the Senior Lender agreed to forbear from accelerating or otherwise enforcing its rights and remedies with respect to currently existing covenant defaults and anticipated events of covenant defaults under the Senior Loan Agreement until January 2, 2011 (the “Forbearance Period”) and, in addition, extend the maturity of the indebtedness until January 2, 2011. The Senior Lender agreed to increase the maximum principal amount available under the Revolving Line of Credit to $4,000,000 during the Forbearance Period. All advances on the Revolving Line of Credit after the date of the Senior Loan Amendment, including any outstanding draws, will incur interest, payable on a monthly basis, at a rate of prime plus 6%. The Senior Lender also agreed to suspend the monthly principal payments of $250,000 on the Senior Term Note during the Forbearance Period. The Company will continue to pay the applicable amount of interest owed on the Senior Term Note on the last day of each month.

In return, the Company agreed as part of the Senior Loan Amendment that, among other things, the Senior Lender may terminate the Senior Loan Amendment during the Forbearance Period if the Company does not (i) meet specified cash flow tests of its cash receipts and disbursements measured weekly on a rolling six week and forbearance period-to-date basis as defined in the agreements during the Forbearance Period or (ii) maintain a specified minimum cash and available Revolving Line of Credit balance of $500,000 during the Forbearance Period.

The Company engaged a financial advisor to assist in exploring, evaluating and implementing one or more strategic alternatives for the recapitalization of the Company (“Recapitalization Initiative”), including refinancing its current debt, raising capital, and/or sale of the Company to a third party. The Senior Lender may terminate the Forbearance Period if, in the Senior Lender’s reasonable judgment, the Company has not made satisfactory progress regarding a reasonably satisfactory Recapitalization Initiative by July 15, 2010 or any date thereafter. The Company agreed to pay the financial advisor $60,000 upon the execution of an amendment to the loan agreements with Senior and Subordinated Senior Lenders and a monthly service fee of $30,000. In the event of a sale to a third party, the Company will pay the financial advisor a transaction fee of $950,000. In the case of a refinancing, the Company will pay the financial advisor a fee equal to (i) 1.5% of the total amount of senior debt raised, plus (ii) 3.0% of the total amount of any one-stop debt raised, plus (iii) 4.0% of the total amount of junior debt raised.

The Company agreed to pay the Senior Lender an amendment fee (“Amendment Fee”) of $250,000, of which $50,000 was paid on the amendment date with the remainder to be paid in $25,000 monthly installments beginning May 31, 2010 and ending December 31, 2010.  The Company also agreed to pay the Senior Lender a monthly fee (“Monitoring Fee”) of $2,000 per month throughout the duration of the Forbearance Period and reimburse the Senior Lender for any legal fees in connection with the Senior Loan Amendment.

In addition, upon closing of a capital transaction, the Company is required to pay an additional fee to its Senior Lender. In the event of a sale to a third party, the Company will pay the Senior Lender a fee (“Borrower Sale Fee”) equal to the sum of $300,000 plus 0.75% of the excess of the gross purchase price paid for the Company over the Company’s outstanding indebtedness less any exit fees paid to the Subordinated Senior Lenders. In the case of a repayment in full or maturity, the Company will pay the Senior Lender a fee (“Borrower Refinancing Fee”) equal to 4% of the outstanding indebtedness to the Senior Lender. If a Company sale were to take place within six months after the maturity date or the repayment in full and if that sale transaction would result in a Borrower Sale Fee greater than $300,000, then the Company would pay the Senior Lender an amount equal to the difference between the Borrower Sale Fee and $300,000.

On April 26, 2010, in addition to the Senior Loan Amendment, the Company entered into an amendment (“Subordinated Senior Amendment”) to the Subordinated Senior Agreement with the Subordinated Senior Lenders. In the Subordinated Senior Amendment, the Subordinated Senior Lenders agreed to forbear from accelerating or otherwise enforcing its rights and remedies with respect to currently existing covenant defaults and anticipated events of covenant defaults under the Subordinated Senior Agreement until January 2, 2011 (the “Forbearance Period”). In addition, the Subordinated Senior Lenders agreed to surrender the Subordinated Senior Warrants, and relinquish their rights to the CIP Payment and the Fee Agreement.

In return, the Company agreed as part of the Subordinated Senior Amendment that, among other things, the Subordinated Lenders may terminate the Subordinated Senior Amendment during the Forbearance Period if the Company does not (i) meet specified cash flow tests of its cash receipts and disbursements measured weekly on a rolling six week and forbearance period-to-date basis as defined in the agreements during the Forbearance Period or (ii) maintain a specified minimum cash and available Revolving Line of Credit balance of $500,000 during the Forbearance Period.

The Company engaged a financial advisor to assist in exploring, evaluating and implementing one or more strategic alternatives for the recapitalization of the Company ("Recapitalization Initiative"), including refinancing its current debt, raising capital, and/or sale of the Company to a third party. The Subordinated Senior Lenders may terminate the Forbearance Period if, in the Subordinated Senior Lenders’ reasonable judgment, the Company has not made satisfactory progress toward a Recapitalization Initiative by July 15, 2010 or any date thereafter. The Company has agreed to pay the financial advisor as discussed above.

The Subordinated Senior Note continues to bear interest at 18%; however, only 6% is due and payable on a monthly basis and 12% is compounded monthly and added to the principal amount of the Subordinated Senior Note. The Company agreed to pay the Subordinated Senior Lenders a fee (“Modification Fee”) of $250,000, which is to be paid on the earlier of January 31, 2011, a capitalization transaction, or an event of default. The Modification Fee shall constitute an additional debt obligation and accrue interest at 18% per annum, compounded monthly, payable at the date the Modification Fee is due.

In addition, the Company agreed to pay the Subordinated Senior Lenders a fee (“Exit Fee”) payable on the earlier of (i) a sale of the Company to a third party, (ii) repayment of all amounts due the Subordinated Senior Lenders (“Repayment Event”), or (iii) January 31, 2011 (“Maturity”). In the event of a sale transaction occurring prior to a Repayment Event, the Exit Fee will be $450,000 plus 1.5% of the excess of the gross purchase price paid for the Company over the Company’s outstanding indebtedness less any Borrower Sale Fee paid to the Senior Lender. Upon a Repayment event or Maturity, the Exit Fee shall be $450,000.  If a Company sale were to take place within six months after a Repayment Event or Maturity and if that sale transaction would have resulted in an Exit Fee greater than $450,000, then the Company would pay the Subordinated Senior Lenders an amount equal to the difference between the greater Exit Fee and $450,000.

Seller Financing
In connection with the Company’s acquisition strategy, part of the purchase price is paid through seller financed instruments. As of December 31, 2009, total funds due to former owners were $2,868,489. Of this amount, $2,327,187 is due in 2010 and $541,302 in 2011. Seller financed instruments bear interest at 6% to 8% per annum. All seller financed instruments are uncollateralized. Under the terms of the Senior Loan Amendment and the Subordinated Senior Amendment, any subordinated payments, including seller financing, are not to be paid during the forbearance period unless otherwise approved by the Senior and Subordinated Senior Lenders. The Company will seek to amend and restructure any unpaid seller notes during the forbearance period, although, there is no guarantee that this can be accomplished. In the event that the Company is unsuccessful in amending the seller financing agreements or meet its obligations therein, the Company could realize negative variances relative to its financial plans in certain subsidiaries, especially new business and client retention, as the holders of the notes are employees and managers of certain operating units.

On February 24, 2009, the Company executed a Restructured Promissory Note (the “TPA Restructured Note Agreement”) with the sellers of The Pension Alliance, Inc. (“TPA”) under which the parties agreed to execute replacement notes superseding and terminating all existing promissory notes with the sellers of TPA. Under the TPA Restructured Note Agreement, the Company agreed to issue promissory notes for an aggregate of $837,500 payable in nine equal principal monthly installments of $93,056, plus accrued interest, beginning on July 1, 2009 and ending March 1, 2010 at an interest rate of 8% per annum. Interest accrued on superseded promissory notes was paid to the sellers within fifteen business days after the effective date of the TPA Restructured Note Agreement.

On February 28, 2009, the Company executed a Restructured Promissory Note (the “Pentec Restructured Note Agreement”) with the seller of Pentec, Inc. (“Pentec”) and Pentec Capital Management, Inc. (“PCM”) under which the parties agreed to execute replacement notes superseding and terminating, the prior unpaid notes between the parties dated February 28, 2007. Under the Pentec Restructured Note Agreement, the Company agreed to issue a promissory note of $600,000 payable in six equal principal monthly installments of $100,000, plus accrued interest, beginning on July 1, 2009 and ending December 1, 2009 at an interest rate of 8% per annum. Any accrued interest on the remaining February 28, 2007 promissory notes was paid to the seller within fifteen business days after the effective date of the Pentec Restructured Note Agreement. At December 31, 2009, the restructured promissory note was paid in full.

On March 16, 2009, the Company executed restructured promissory notes with the sellers of CIAS (see Acquisitions section of ITEM 7).

On March 24, 2009, the Company executed promissory notes with the sellers of TPG (see Acquisitions section of ITEM 7).

On September 24, 2009, the Company executed an amendment to the promissory notes with the sellers of TPG (see Acquisitions section of ITEM 7).

On September 25, 2009, the Company executed an amendment to the promissory notes with the sellers of REPTECH (see Acquisitions section of ITEM 7).

On September 28, 2009, the Company executed an amendment to the restructured promissory notes with the sellers of CIAS (see Acquisitions section of ITEM 7).

On September 29, 2009, the Company executed Amendment No. 1 to the TPA Restructured Note Agreement with the sellers of TPA under which the sellers of TPA agreed to replace the remaining monthly principal installments of $93,056 plus accrued interest under the TPA Restructured Note Agreement, dated February 24, 2009, with a single principal payment of $558,333 on March 1, 2010 plus interest accrued from August 31, 2009. The Senior and Subordinated Senior Lenders have not authorized payment of the principal or accrued interest of this note as of April 26, 2010.

Sources of Capital Prior to 2009

Series A Cumulative Convertible Preferred Stock Private Placement
During December, 2004, Duncan Capital sold securities in a private placement to accredited investors (“A Investors”) for gross proceeds of $3.5 million. The offering consisted of the sale of 9,540,000 shares of common stock at a price per share of one sixth of a dollar. In addition, 3,820,000 shares of Series A Convertible Preferred Stock (“A Preferred Stock”) were sold at a price of $.50 per share. The purchasers of A Preferred Stock were also issued warrants to purchase one share of common stock for every two shares of A Preferred Stock purchased (1,910,000 warrants were issued) at an exercise price of one sixth of a dollar for a period of five years from the date of the closing of the placement. Each share of A Preferred Stock is convertible into one share of common stock. Subsequent to the Acquisition, 3,820,000 shares of A Preferred Stock and 1,910,000 common stock purchase warrants issued in connection with the A Preferred Stock offering of Duncan Capital were surrendered in exchange for an equivalent number of A Preferred Stock and common stock purchase warrants of the Company containing identical terms. In December 2009, the remaining 847,500 unexercised stock warrants expired.

Each share of A Preferred Stock is convertible, at any time at the option of the holder, into one share of common stock of the Company ("Common Stock"). The A Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding A Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of Common Stock. Holders of the A Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.06 per share of A Preferred Stock paid semi-annually (equates to a 12% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered Common Stock or (iii) in restricted shares of Common Stock with piggyback registration rights. In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the A Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 98% of the volume-weighted average price of the Common Stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the A Investors piggyback registration rights and filed a registration statement for shares of Common Stock issuable upon conversion of the A Preferred Stock within 60 days of closing. In addition, the relevant subscription agreement provides that if a registration statement is not filed or made effective, then until the registration statement is filed or made effective, the Company will pay the holder a fee. The Company filed a registration statement, however it was not declared effective by the SEC.

In addition to any voting rights provided by law, holders of the A Preferred Stock will have the right to vote together with holders of Common Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of A Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the A Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of A Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of A Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The shares of A Preferred Stock were offered and sold to the A Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the A Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Series B Cumulative Convertible Preferred Stock Private Placement
On October 18, 2005, 23 accredited investors ("B Investors") purchased an aggregate of 2,965,000 shares of Series B Cumulative Convertible Preferred Stock ("B Preferred Stock") at $1.00 per share for an aggregate purchase price of $2,965,000. On November 11, 2005, 12 Investors purchased an aggregate of 850,000 shares of B Preferred Stock at $1.00 per share for an aggregate purchase price of $850,000.

Each share of B Preferred Stock is convertible, at any time at the option of the holder, into two shares of Common Stock. The B Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding B Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of Common Stock. Holders of the B Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.12 per share of B Preferred Stock paid semi-annually (equates to a 12% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered Common Stock or (iii) in restricted shares of Common Stock with piggyback registration rights. In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the B Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 98% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the B Investors piggyback registration rights.

In addition to any voting rights provided by law, holders of the B Preferred Stock will have the right to vote together with holders of Common Stock and the A Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of B Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the B Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of B Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of A Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The shares of B Preferred Stock were offered and sold to the B Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the B Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Series C Cumulative Convertible Preferred Stock Private Placement
On November 11, 2005, three accredited investors ("C Investors") purchased an aggregate of 833,334 shares of Series C Cumulative Convertible Preferred Stock ("C Preferred Stock") at $6.00 per share for an aggregate purchase price of $5,300,004.

Each share of C Preferred Stock is convertible, at any time at the option of the holder, into 12 shares of Common Stock. The C Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding C Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of Common Stock. Holders of the C Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.72 per share of C Preferred Stock paid semi-annually (equates to a 12% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered Common Stock or (iii) in restricted shares of Common Stock with piggyback registration rights. In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the C Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by the Dividend VWAP; provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the C Investors piggyback registration rights and filed a registration statement for shares of common stock issuable upon conversion of the C Preferred Stock within 60 days of closing. In addition, the relevant subscription agreement provides that if a registration statement is not filed or made effective, then until the registration statement is filed or made effective, the Company will pay the holder a fee. The Company filed a registration statement, however it was not declared effective by the SEC.

In addition to any voting rights provided by law, holders of the C Preferred Stock will have the right to vote together with holders of Common Stock and the Series A and B Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of C Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the C Preferred Stock may be converted on the record date for determining stockholders entitled to vote. In the event of any liquidation or winding up of the Company, the holders of C Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of the A and B Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

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

Series D Cumulative Convertible Preferred Stock Private Placement
On September 21, 2006, six accredited investors purchased 226,500 shares of Series D Cumulative Convertible Preferred Stock ("D Preferred Stock") from the Company at $10.00 per share for a purchase price of $2,265,000. On November 8, 2006, seven additional investors purchased 135,000 shares of D Preferred Stock from the Company at $10.00 per share for a purchase price of $1,350,000. On December 11, 2006, five additional investors (collectively with the other thirteen investors defined as “D Investors”) purchased 48,000 shares of D Preferred Stock from the Company at $10.00 per share for a purchase price of $480,000. As a result of the three aforementioned closings, the Company has sold an aggregate of 409,500 shares of D Preferred Stock to the D Investors for an aggregate purchase price of $4,095,000.

For each share of D Preferred Stock purchased, each D Investor received a common stock purchase warrant to purchase ten shares of common stock of the Company ("Series D Warrants"). The Series D Warrants shall be exercisable for a period of seven years at an exercise price of $0.50 per share. The funds raised were utilized by the Company for working capital, future acquisitions and the payment of debt in connection with previous acquisitions.

Each share of D Preferred Stock is convertible, at any time at the option of the holder, into 20 shares of Common Stock. Holders of the D Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $1.20 per share of D Preferred Stock paid quarterly (equates to a 12% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered Common Stock or (iii) in restricted shares of Common Stock with piggyback registration rights. In the event that the Company elects to issue registered shares of Common Stock in connection with the dividend on the D Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 95% of the average closing sale price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Average Closing Price"). In the event that the Company elects to issue restricted shares of common stock in connection with the dividend on the D Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 80% of the Average Closing Price. If the Company and the D Investors are unable to determine the Average Closing Price, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

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

In addition to any voting rights provided by law, holders of the D Preferred Stock will have the right to vote together with holders of Common Stock and the A, B and C Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of D Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the D Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of D Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of the A, B and C Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

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

Series E Cumulative Convertible Preferred Stock Private Placement
On December 21, 2006, the accredited investors purchased an aggregate of 16,750 shares of Series E Cumulative Convertible Preferred Stock ("E Preferred Stock") to accredited investors at $100.00 per share for an aggregate purchase price of $1,675,000. On January 31, 2007, the Company sold 7,600 shares of E Preferred Stock to accredited investor at $100.00 per share for an aggregate purchase price of $760,000.  On February 27, 2007, the Chairman of the Board of the Company (collectively with the other investors defined as “E Investors”) purchased 5,000 shares of E Preferred Stock at $100.00 per share for an aggregate purchase price of $500,000 from the Company.  For each share of E Preferred Stock purchased, each E Investor received a common stock purchase warrant to purchase 100 shares of Common Stock ("Series E Warrants"). The Series E Warrants shall be exercisable for a period of seven years at an exercise price of $0.50 per share. The funds raised will be utilized by the Company for working capital and acquisitions.

Each share of E Preferred Stock is convertible, at any time at the option of the holder, into 200 shares of Common Stock. Holders of the E Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $12.00 per share of E Preferred Stock paid quarterly (equates to a 12% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered Common Stock or (iii) in restricted shares of Common Stock with piggyback registration rights. In the event that the Company elects to issue registered shares of Common Stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by the Average Closing Price. In the event that the Company elects to issue restricted shares of Common Stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 80% of the Average Closing Price. If the Company and the investors are unable to determine the Average Closing Price, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

The Company is required to file a registration statement registering the shares of Common Stock issuable upon conversion or exercise of the shares of E Preferred Stock, Series E Warrants and upon declaration of the dividend. Further, the Company is required to use its best efforts to have such registration statement declared effective within 180 days of the first closing.

In addition to any voting rights provided by law, holders of the E Preferred Stock will have the right to vote together with holders of Common Stock and the A, B, C and D Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of E Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the E Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of E Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of the A, B, C and D Preferred Stock and any amount of secured convertible debt, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The shares of E Preferred Stock were offered and sold to the E Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the E Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Dividends
The Company accrued an annual cash dividend of 12% per share on the A, B, C, D, and E Preferred Stock for the year ended December 31, 2009.

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

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee to the client is fixed or determinable, and collectability is reasonably assured. These criteria are in accordance with GAAP and the Revenue Recognition Topic of the FASB ASC.

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

Share Based Payments
The Company complies with the fair value recognition provisions of the Compensation and Equity Topics of the FASB ASC. This guidance requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 25.0% to 60.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a range of risk-free interest rates of 1.55% to 4.19% which coincides with the expected life of the options and warrants at the time of issuance.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the Intangibles - Goodwill and Other Topic of the FASB ASC. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment, at least annually, in accordance with this guidance. This guidance also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Property, Plant, and Equipment Topic of the FASB ASC.

In accordance with the guidance of the Property, Plant, and Equipment Topic of the FASB ASC, long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

No impairment losses have been recognized to date on goodwill. In December 2008, the remaining $166,667 in unamortized customer list intangible asset for Haddon was written off due to a previously unanticipated loss in customer base.

Contingent Consideration
The Company has incorporated contingent consideration into the structure of certain acquisitions completed. These arrangements generally result in the payment of additional consideration to the sellers upon the satisfaction of certain events.

For acquisitions prior to 2009, the additional cash payments or share issuances are contingent considerations and are considered to be additional purchase consideration and will be accounted for as part of the purchase price of the firms when the outcome of the contingency is determinable beyond a reasonable doubt.

For acquisitions beginning in 2009, the additional cash payments or share issuances are contingent consideration accounted for under the Business Combinations Topic of the FASB ASC and are considered to be additional purchase consideration as part of the purchase price of the firms at the time of acquisition. These contingencies will be reassessed on a periodic basis until the final outcome of the contingency is determinable, but not longer than the measurement period, with the change recorded to goodwill or identifiable intangibles.

Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Betterments and improvements are capitalized while repairs and maintenance are expensed as incurred.

Income Taxes
The Company complies with the Income Taxes Topic of the FASB ASC, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

In accordance with the guidance of the Income Taxes Topic of the FASB ASC, there were no unrecognized tax benefits as of December 31, 2009 and 2008. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax expense or benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2009 and 2008. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of this guidance did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Fair Value of Financial Instruments
The fair value of the Company's assets and liabilities, which qualify as financial instruments under the Financial Instruments Topic of the FASB ASC, approximate the carrying amounts presented in the accompanying consolidated balance sheets.

Derivative Financial Instruments
The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of the Derivatives and Hedging Topic of the FASB ASC. These non-hedging contracts accounted for in accordance with this guidance include freestanding warrants and options to purchase the Company's common stock as well as embedded conversion features that have been bifurcated from the host financing contract. Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, this guidance could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company's consolidated statements of operations.

Business Acquisitions, Purchase Price Allocations and Intangible Assets
As of December 31, 2009, the Company had completed 16 groups of acquisitions. All of these acquisitions have been accounted for using the acquisition method, and their related net assets and results of operations were included in our consolidated financial statements commencing on their respective acquisition dates. Certain acquisitions have provisions for contingent additional consideration based upon their financial results. For acquisitions prior to 2009, this additional consideration is reflected as an increase in goodwill or identifiable intangibles when results are achieved and the outcome of the contingency is determinable beyond a reasonable doubt. For acquisitions beginning in 2009, the fair value of the contingency is estimated at the time of acquisition. It is reassessed on a periodic basis until the final outcome is determinable but not longer than the measurement period, with the change recorded to goodwill or identifiable intangibles. We allocate the excess of purchase price over net assets acquired to customer relationships, covenants not to compete, employment contracts, trade name, and goodwill. We amortize intangibles such as customer lists/ relationships, trade names, covenants not to compete and employment agreements over their estimated useful lives. In accordance with the Intangibles-Goodwill and Others Topic of the FASB ASC, we do not amortize goodwill.

Goodwill
The changes in the carrying amount of goodwill for the years ended December 31, 2009 and 2008 are as follows:

Balance as of January 1, 2008	$20,705,032
Goodwill acquired during the year	5,693,649
Purchase Price Adjustment	2,075,433
Balance as of December 31, 2008	28,474,114
Goodwill acquired during the year	276,216
Purchase Price Adjustment	75,843
Balance as of December 31, 2009	$28,826,173

Other intangible assets recognized in connection with the Company's acquisitions include the following:

	Gross
	Carrying	Accumulated		Estimated
	Amount	Amortization	Net	Lives

Customer lists / relationships	$35,413,444	$10,716,417	$24,697,027	5 - 15 years
Covenants not to compete	10,786,540	8,705,567	2,080,973	1 - 4 years
Trade name	2,574,000	514,543	2,059,457	7 - 15 years
Employment agreements	2,207,000	2,108,250	98,750	1 - 2 years
Other intangibles	25,403	5,997	19,406	6 years
	$51,006,387	$22,050,774	$28,955,613

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

These other intangible assets will be amortized by use of the straight-line method over the estimated lives of the assets. During the years ended December 31, 2009 and 2008, amortization expense related to customer lists/relationships and other intangible assets were approximately $6,528,000 and $6,412,000, respectively. Management periodically evaluates the recoverability of intangible assets, taking into account events or circumstances that may warrant a revision to estimated useful lives or impairment conditions.

Estimated amortization expense for future years will change primarily as the Company continues to acquire firms.

Acquisitions

California Investment and Annuity Sales
On April 3, 2008, the Company signed a Stock Purchase Agreement (“CIAS Agreement”) with Richard Kaplan and Anthony Delfino (“CIAS Sellers”) and CIAS. The CIAS Agreement was effective as of March 31, 2008. Pursuant to the CIAS Agreement, the Company acquired and the CIAS Sellers sold, 100% of the common stock of CIAS. In consideration for 100% of the common stock of CIAS, the Company paid the CIAS Sellers $1,425,000 in cash, issued the CIAS Sellers promissory notes for an aggregate of $950,000 with the first promissory notes in the amount of $475,000 payable June 3, 2009 and the second promissory notes in the amount of $475,000 payable June 3, 2010. In the event that certain revenue targets are not achieved by CIAS during the 24 months following the closing date, the promissory notes will be reduced by the amount of such shortfall. The total consideration paid was $2,375,000.

As part of the terms of the sale of CIAS, Richard Kaplan was awarded one-year employment agreement and Anthony Delfino a one-year consulting agreement, and agreed to be bound by non-disclosure and non-solicitation agreements.

On March 16, 2009, the Company executed a Restructured Promissory Note (“CIAS Restructured Note Agreement”) with the sellers of California Investment and Annuity Sales, Inc. (“CIAS”) under which the parties executed replacement notes superseding and terminating, the prior note between the parties dated April 3, 2008. Under the CIAS Restructured Note Agreement, the Company issued two promissory notes for an aggregate of $950,000 payable in eight monthly principal only installments of $70,000 beginning on August 15, 2009 and ending March 15, 2010, and three monthly installments of $130,000 plus all accrued interest, less any adjustments to the promissory notes under the CIAS Agreement, beginning on April 15, 2010 and ending on June 15, 2010. The notes pay interest at 8% per annum. Accrued interest on the April 3, 2008 promissory notes was paid to the CIAS Sellers within ten business days of the original scheduled payment date of June 3, 2009.

On September 28, 2009, the Company executed Amendment No. 1 to the CIAS Restructured Note Agreement with the CIAS Sellers under which the CIAS Sellers agreed to replace the remaining monthly installment payments under the Promissory Notes, dated March 16, 2009, with installment payments to be made in six monthly principal only installments of $70,000 beginning on April 15, 2010 and ending September 15, 2010, and three monthly principal installments of $130,000, plus all accrued interest, less any adjustments to the promissory notes under the CIAS Agreement, beginning on October 15, 2010 and ending December 15, 2010. The Senior and Subordinated Senior Lenders have not authorized payment of the principal or accrued interest of this note as of April 26, 2010.

The total purchase price for the acquisition of CIAS of $2,485,929 (including $112,956 of acquisition costs and net of cash received of $2,027), which is being accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC, is allocated as indicated in the table included in the Acquisitions section of ITEM 7.

The identifiable intangible assets listed in ITEM 7 are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

Alaska Pension Services, Ltd.
On June 30, 2008, the Company entered into a Stock Purchase Agreement (“Alaska Pension Agreement”) with Karen Jordan and Duane Mayer (“APS Sellers”) to purchase 100% of the outstanding common stock of Alaska Pension Services, Ltd. (“Alaska Pension”). In consideration for 100% of the outstanding common stock of Alaska Pension, the Company paid the APS Sellers $430,766 in cash at closing and an additional $165,000 in cash on December 31, 2008. The Company also paid indebtedness and other obligations of Alaska Pension of $223,141; issued the APS Sellers 369,128 shares of common stock of the Company valued at $220,000 (the value of the common stock was determined by an average of the closing stock price of the last 5 days prior to the announced acquisition); issued the APS Sellers promissory notes for an aggregate of $220,000 with the first set of promissory notes in the amount of $110,000 paid on August 31, 2009 and the second set of promissory notes in the amount of $110,000 payable August 31, 2010. In the event that certain EBITDA targets are not achieved by Alaska Pension during the 24 months following the closing date, the promissory notes will be reduced by the amount of such shortfall. Under the terms of the Alaska Pension Agreement, if certain EBITDA targets are met during the first two years of the Alaska Pension Agreement, the Company agreed to pay 10% of the amount in excess of the EBITDA targets. In 2009, the Company paid $6,656 in contingency payments based on Alaska Pension meeting certain EBITDA targets. The total consideration paid was $1,265,563.

As part of the terms of the sale of Alaska Pension, Karen Jordan and Duane Mayer were awarded two-year employment agreements and agreed to be bound by non-compete and non-solicitation agreements.

The total purchase price for the acquisition of Alaska Pension of $1,375,761 (including $114,069 of acquisition costs and net of cash received of $3,871), which is being accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC, is allocated as indicated in the table included in the Acquisitions section of ITEM 7.

The identifiable intangible assets listed in ITEM 7 are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

Alan N. Kanter & Associates, Inc.
On July 16, 2008, the Company entered into a Stock Purchase Agreement (“Kanter Agreement”) to purchase 100% of the common stock of Alan N. Kanter & Associates, Inc. (“Kanter & Associates”). In consideration for 100% of the outstanding common stock of Kanter & Associates, the Company paid cash of $1,732,467. In addition, under the terms of a side letter to the Kanter Agreement, the Company has agreed to pay the seller a portion of the revenue generated by Kanter & Associates for completing pension plan document restatement work during the first two years of the Kanter Agreement.  As of December 31, 2009, the Company paid $255,925 and accrued an additional $65,938 under the terms of the side letter. The total consideration paid was $2,054,330.

As part of the terms of the sale of Kanter & Associates, Alan N. Kanter was awarded a two-year employment agreement, and agreed to be bound by non-compete and non-solicitation agreements.

The total purchase price for the acquisition of Kanter & Associates of $2,159,714 (including $106,923 of acquisition costs and net of cash received of $1,539), which is being accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC, is allocated as indicated in the table included in the Acquisitions section of ITEM 7.

The identifiable intangible assets listed in ITEM 7 are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

Retirement & Employee Benefit Services, Inc.
On August 5, 2008, the Company entered into an Asset Purchase Agreement (“REBS Agreement”) to purchase the assets of Retirement & Employee Benefit Services, Inc. (“REBS”). The Company paid $164,943 in cash.

The total purchase price for the acquisition of assets of REBS of $178,257 (including $13,314 of acquisition costs), which is being accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC, is allocated as indicated in the table included in the Acquisitions section of ITEM 7.

The identifiable intangible assets listed in the table below are amortized for book purposes over the estimated useful lives of the assets.

The Company’s strategy in purchasing the assets of REBS was to acquire the customer relationships of a retirement plan administration organization without incurring additional overhead expense. REBS was merged into the workflow at Pentec.

Pension Technical Services, Inc.
On October 2, 2008, the Company entered into a Stock Purchase Agreement (“REPTECH Agreement”) with Ralph W. Shaw and Eileen A. Baldwin-Shaw (“REPTECH Sellers”) to purchase 100% of the common stock of REPTECH. In consideration for 100% of the outstanding common stock of REPTECH, the Company paid the REPTECH Sellers $1,787,760 in cash at closing, $150,000 on January 2, 2009, issued 1,430,208 shares of common stock of the Company valued at $715,104 (the value of the common stock was determined by an average of the closing stock price of the last five days prior to the announced acquisition), issued the REPTECH Sellers promissory notes for an aggregate of $922,656 with the first set of promissory notes in the amount of $461,328 payable December 2, 2009 and the second set of promissory notes in the amount of $461,328 payable December 2, 2010. In the event that certain EBITDA targets are not achieved by REPTECH during the 24 months following the closing date, the promissory notes will be reduced by the amount of the shortfall. Under the terms of the REPTECH Agreement, if certain EBITDA targets are met during the first two years of the REPTECH Agreement, the Company agreed to pay 10% of the amount in excess of the EBITDA targets. In 2009, the Company paid $10,416 in contingency payments based on REPTECH meeting certain EBITDA targets. The total consideration paid was $3,585,936.

As part of the terms of the sale of REPTECH, Ralph W. Shaw and Eileen A. Baldwin-Shaw were awarded two-year employment agreements, and agreed to be bound by non-compete and non-solicitation agreements.

On September 25, 2009, the Company executed Amendment No. 1 to Promissory Notes with the REPTECH Sellers under which the REPTECH Sellers agreed to replace the payments due under the Promissory Notes, dated October 2, 2008, with installment payments to be made in twelve monthly principal installments of $76,888, plus accrued interest, beginning on May 15, 2010 and ending April 15, 2011 at an interest rate of 8% per annum beginning on October 1, 2009. Interest accrued on the Promissory Notes through September 30, 2009 was paid to the REPTECH Sellers within fifteen business days of December 1, 2009.

The total purchase price for the acquisition of REPTECH was $3,674,412 (including $165,791 of acquisition costs and net of cash received of $56,638 and an adjustment to assets acquired and liabilities assumed of $20,677), which is being accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC, is allocated as indicated in the table included in the Acquisitions section of ITEM 7.

The identifiable intangible assets listed in ITEM 7 are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

The Pension Group, Inc.
On November 26, 2008, the Company entered into a Stock Purchase Agreement (“TPG Agreement”) with Peter Stephan, James Norman and Rise Spiegel (“TPG Sellers”) to purchase 100% of the common stock of TPG. In consideration for 100% of the outstanding common stock of TPG, the Company paid the TPG Sellers $2,141,869 in cash at closing, with an additional $935,000 paid on February 24, 2009 and an additional $467,500, prior to any adjustments, paid on March 26, 2009, issued 1,488,854 shares of common stock of the Company valued at $467,500 (the value of the common stock was determined by an average of the closing stock price of the last five days prior to the announced acquisition), issued the TPG Sellers promissory notes for an aggregate of $467,500 with the first set of promissory notes in the amount of $233,750 payable January 26, 2010 and the second set of promissory notes in the amount of $233,750 payable January 26, 2011. In the event that certain EBITDA targets are not achieved by TPG during the 24 months following the closing date, the promissory notes will be reduced by the amount of the shortfall. Under the terms of the TPG Agreement, if certain EBITDA targets are met during the first two years of the TPG Agreement, the Company agreed to pay 10% of the amount in excess of the EBITDA targets plus bonuses or incentive compensation not to exceed 8.5% of the company’s aggregate payroll or $156,000 during the first year of the TPG Agreement and not to exceed 8.5% of the company’s aggregate payroll during the second year of the TPG Agreement. In 2009, the Company paid $700 in contingency payments based on TPG meeting certain EBITDA targets. The total consideration paid was $4,480,069.

As part of the terms of the sale of TPG, Peter Stephan, James Norman and Rise Spiegel were awarded two-year employment agreements, and agreed to be bound by non-compete and non-solicitation agreements.

On March 24, 2009, the Company executed two promissory notes each for $75,000 payable to the TPG Sellers in lieu of full payment of their portion of the additional payment for $467,500, prior to any adjustments, due at March 26, 2009 under the TPG Agreement and was subject to interest of 8% per annum. The notes were paid on June 26, 2009.

On September 24, 2009, the Company executed Amendment No. 1 to Promissory Notes with the TPG Sellers under which the TPG Sellers agreed to replace the maturity date and payment terms under the promissory notes, dated November 26, 2008, with installment payments to be made in twelve monthly principal installments of $38,958, plus accrued interest, beginning on July 25, 2010 and ending June 25, 2011 at an interest rate of 8% per annum beginning on October 1, 2009. Interest accrued on the promissory notes through September 30, 2009 was paid to the TPG Sellers within fifteen business days of January 25, 2010.

The total purchase price for the acquisition of TPG was $4,721,807 (including $277,666 of acquisition costs and net of cash received of $2,394 and an adjustment to assets acquired and liabilities assumed of $33,534), which is being accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC, is allocated as indicated in the table included in the Acquisitions section of ITEM 7.

The identifiable intangible assets listed in ITEM 7 are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

Standard Retirement Services, Inc.
On October 28, 2009, the Company entered into an Asset Purchase Agreement (“Standard Agreement”) to purchase certain assets of Standard Retirement Services, Inc (“Standard”). The final purchase price will be determined based on retention rates as of February 28, 2011 and annual revenues of the acquired assets. The Company paid $68,653 in cash at closing, which represented 10% of the purchase price. An additional 25% of the purchase price is due on August 15, 2010, and the final 65% of the purchase price due on March 15, 2011, less any adjustments in accordance with the Standard Agreement. The Company accrued $522,347 as an estimate for settling the remaining contingent payments.

The total purchase price for the acquisition of Standard was estimated to be about $591,000. It is being accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and is allocated as indicated in the table included in the Acquisitions section of ITEM 7.

The identifiable intangible assets listed in ITEM 7 are amortized for book purposes over the estimated useful lives of the assets. Additional contingent consideration under the asset purchase agreement, if any, is considered to be additional purchase consideration as part of the purchase price of the firms at the time of acquisition. These contingencies will be reassessed on a periodic basis until the final outcome of the contingency is determinable but not longer than the measurement period, with the change recorded to identifiable intangibles.

The Company’s strategy in purchasing certain assets of Standard was to acquire the customer relationships of a retirement plan administration organization without incurring additional overhead expense. Standard was merged into the workflow at several of the Company’s subsidiaries.

2008:	California Investment	Alaska Pension	Alan N. Kanter
	Annuity Sales	Services, Ltd.	& Associates, Inc.
Assets acquired:
Property and equipment	$-	$23,616	$13,006
Accounts receivable	-	198,634	113,769
Customer lists/relationships	880,000	440,000	710,000
Covenant not to compete	550,000	300,000	497,185
Trade name	-	70,000	110,000
Employment contracts	280,000	125,000	270,000
Plan life documents	-	-	25,403
Goodwill	1,239,929	462,359	897,940
Other assets	-	43,834	26,376
	2,949,929	1,663,443	2,663,679

Liabilities assumed:
Deferred tax liability	464,000	254,000	446,161
Other liabilities	-	33,682	57,804

Net purchase price	$2,485,929	$1,375,761	$2,159,714

2008:	Retirement & Employee
	Benefit Services Inc.	REPTECH Corp.	The Pension Group, Inc.
Assets acquired:
Property and equipment	$-	$17,907	$79,878
Accounts receivable	24,943	137,243	115,835
Customer lists/relationships	98,559	2,170,000	2,320,000
Covenant not to compete	54,755	720,000	1,040,000
Trade name	-	540,000	750,000
Goodwill	-	1,386,469	1,989,945
Other assets	-	29,599	20,044
	178,257	5,001,218	6,315,702

Liabilities assumed:
Deferred tax liability	-	1,084,000	1,228,000
Unearned revenue	-	171,401	328,992
Other liabilities	-	71,405	36,903

Net purchase price	$178,257	$3,674,412	$4,721,807

2009:	Standard Retirement
	Services, Inc.
Assets acquired:
Customer lists/relationships	$591,000
	591,000

Liabilities assumed:
Unearned revenue	-

Net purchase price	$591,000

Segment Information
In June 1997, the FASB issued guidance in the Segment Reporting Topic of the FASB ASC. This guidance establishes standards for the way companies report information about operating segments in financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. In accordance with the guidance, we have determined that we operate in a single segment within the financial services industry entirely within the United States of America and its territories.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change or disagreements with accountants during the previous two fiscal years.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the applicable period to ensure that the information required to be disclosed by the Company in reports that it files or submits under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Our Chief Executive Officer and Chief Financial Officer concluded our disclosure controls and procedures were effective for the reporting period ending December 31, 2009. Prior to the Company’s remediation in the fourth quarter of 2008, our disclosure controls and procedures were not effective as three of our subsidiaries were utilizing a shared network supported by a related party of the Company. In order to remediate this weakness, during the third quarter of 2008, the Company developed a plan, acquired the equipment and began installing and testing the network. During the fourth quarter of 2008, the Company fully migrated data and began using the new network.  As a result, the control deficiency was resolved at the end of 2008; however, it was not in place for the entire reporting period ending December 31, 2008.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. This assessment was based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment, we believe that as of December 31, 2009 the Company’s internal control over financial reporting was effective based on those criteria.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the fourth quarter of 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9A(T). CONTROLS AND PROCEDURES

Not applicable.

ITEM 9B. OTHER INFORMATION

The Company is providing the following information called for by Items 1.01 (Entry into a Material Definitive Agreement) and 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant) of Form 8-K, in lieu of reporting it in a separate Form 8-K filing with the Securities and Exchange Commission.

The Company is a party to (i) a Revolving Line of Credit and Term Loan Agreement, as amended (the "Senior Loan Agreement"), with RBS Citizens Bank (the "Senior Lender") and (ii) a Securities Purchase and Loan Agreement, as amended (the "Subordinated Senior Agreement" and, together with the Senior Loan Agreement, the "Loan Agreements")) with Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC and Woodside Capital Partners V QP, LLC (collectively, the "Subordinated Senior Lenders" and,  together with the Senior Lender, the "Lenders"). At December 31, 2009, the Company had approximately $14.5 million of borrowings outstanding under the Senior Loan Agreement that by their terms mature on July 31, 2010 and approximately $13.0 million of borrowings outstanding under the Subordinated Senior Agreement that by their terms mature on January 31, 2011.

As previously reported in its Form 10-Q for the quarter ended September 30, 2009,  the Company was not then in compliance with certain financial covenants in the Loan Agreements and, as a result, the Lenders had delivered letters that notified the Company of such covenant defaults and reserved all of the Lenders'  rights and remedies with respect  thereto.   Financial and other covenant defaults have also occurred subsequent to September 30, 2009.

On April 26, 2010, the Company and the Senior Lender entered into an Eleventh Amendment to the Senior Loan Agreement with the Senior Lender (the "Senior Loan Amendment") and an Eighth Amendment to the Subordinated Senior Agreement with the Subordinated Senior Lenders (the "Subordinated Senior Amendment" and, together with the Senior Loan Amendment, the "Amendments"). In the Amendments, the Lenders agreed to forbear from accelerating or otherwise enforcing their rights and remedies with respect to currently existing covenant defaults and anticipated events of covenant defaults under the Loan Agreements until January 2, 2011 (the "Forbearance Period"). The Senior Lender agreed to extend the maturity of Senior Term Note and Revolving Line of Credit until January 2, 2011. The Senior Lender also agreed to increase the maximum availability of the Revolving Line of Credit under the Senior Loan Agreement from $2.5 million to $4.0 million and the Subordinated Senior Lenders agreed to surrender all Subordinated Senior Warrants and relinquish their rights under the CIP Payment and Fee Agreements in conjunction with the Subordinated Senior Agreement.

In return, the Company has agreed in the Amendments that, among other things, either Lender may terminate its forbearance agreements if the Company has not (i) met specified cash flow tests during the Forbearance Period or (ii) maintained a minimum cash availability of $500,000 during the Forbearance Period.

The Company has engaged a financial advisor to, among other things, advise and assist the Company in exploring, evaluating and implementing one or more strategic alternatives for the recapitalization of the Company (a "Recapitalization Initiative"), including refinancing its current debt, raising capital and/or selling the Company to a third party. In the Amendments, the Company has agreed that either Lender may terminate its forbearance agreements if, in such Lender's reasonable judgment, the Company has not made satisfactory progress toward a Recapitalization Initiative by July 15, 2010 or any date thereafter through the Forbearance Period.

The Senior Loan Amendment and a letter agreement related to the Subordinated Senior Amendment (the "Subordinated Senior Lender Fee Letter") provide for the Company to pay certain fees to the Lenders upon execution of the Amendments and upon consummation of a transaction resulting from the Recapitalization Initiative.

Copies of the two Amendments and the Subordinated Senior Lender Fee Letter are filed as Exhibits 4.75, 4.78 and 4.80 to this Annual Report on Form 10-K.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE.

Below are the names and certain information regarding our executive officers and directors:

Name	Age	Position with the Company
Steven J. Ross	52	Chief Executive Officer and Director
Richard J. Berman (1, 2, 3)	67	Chairman of the Board and Director
Jeff Cooke (1, 3)	49	Director
Arthur D. Emil	85	Director
Steven B. Ruchefsky (2)	48	Director
Steven Virany	54	Director
John M. Davis	49	President and Chief Operating Officer
Christopher W. Larkin	49	Chief Financial Officer

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

Richard Berman has served as Chairman and as a director since March 9, 2005. Mr. Berman’s business career spans over 35 years of venture capital, senior management and merger and acquisitions experience. In the last five years, Mr. Berman has served as a director and/or officer of over a dozen public and private companies. He is currently serving as a director of five other public companies including Broadcaster Inc. (OTC: BCSR.PK), Easylink Services International, Inc. ((NASDAQ: ESIC), Advaxis, Inc. (OTC: ADXS.OB), NeoStem, Inc. (AMEX: NBS), and NexMed, Inc. (NASDAQ: NEXM). From 1998 to 2000 he was employed by Easylink Services International Inc. as Chairman and CEO.  Previously, Mr. Berman worked for Goldman Sachs, was Senior Vice President of Bankers Trust Company, where he started the M&A and Leveraged Buyout Departments, created the largest battery company in the world by merging Prestolite, General Battery and Exide to form Exide Technologies (NASDAQ: XIDE). He helped create what is now SOHO (NYC) by developing five buildings and advised on over $4 billion of M&A transactions. He is past Director of the Stern School of Business of NYU where he obtained his BS and MBA. He also has US and foreign law degrees from Boston College and The Hague Academy of International Law, respectively. Mr. Berman formerly served as director of Superfly Advertising, Inc. (OTC: SPFL.PK) and Dyadic International, Inc. (NASDAQ: DYAI) within the last five years.

Jeff Cooke has served as a director since April 15, 2005. Mr. Cooke is managing partner for Granite Ventures, LLC which provided interim leadership services for early stage companies and those undergoing a significant change in direction. From January 2002 until June of 2007, Mr. Cooke was President and CEO of FDI Collateral Management, which provides electronic lien and titling and other services for automotive lenders. From March 2000 to December 2001, Mr. Cooke served as managing partner for Granite Ventures, LLC. From November 1998 to March 2000, Mr. Cooke was President and COO of NEC Computers, Inc. Prior to joining NEC Computers, Mr. Cooke held several positions at Hewlett Packard.

Arthur D. Emil, Esq. has served as a director since April 15, 2005. Mr. Emil has been a practicing attorney in New York City for over fifty years, including with Kramer Levin Naftalis & Frankel, from 1994 to 2003 and with Jones Day Reavis & Pogue prior to that. In 2003, Mr. Emil joined Cohen Tauber Spievack & Wagner LLP. Mr. Emil is a principal owner and Chairman of Night Sky Holdings LLC, a company which owns several restaurants now operating in the New York area, which included Windows on the World, and operated the Rainbow Room from 1986 until December 1998. Mr. Emil is the founding principal and shareholder of two real estate development firms with commercial, residential and mixed-use properties in Connecticut and New York. Mr. Emil is a director of NexMed, Inc. (NASDAQ: NEXM). Mr. Emil has also served as a director of other publicly held corporations including some in the financial services sector. Mr. Emil has served as trustee for various non-profit organizations including The American Federation of Arts and the Montefiore Medical Center. Mr. Emil received his LLB from Columbia University.

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

Steven Virany was appointed as a director on November 17, 2009. Mr. Virany's career spans over 25 years of principal, advisory, and mergers and acquisition experience in the financial services industry. From 1983 to 2008, Mr. Virany spent over 20 years at Lehman Brothers in New York where he was a Managing Director in the Fixed Income Division. His experience focused on a broad range of financial product areas including insurance, commercial and residential real estate, and specialty finance. From 1996 to 1998, Mr. Virany was a principal in Boston Capital Mortgage Corporation, a commercial real estate finance company.  Currently, Mr. Virany is engaged in capital raising for new specialty finance entities. Mr. Virany received his MBA from Columbia University and graduated with a B.S. in Economics from the Wharton School of the University of Pennsylvania.

John Davis was named Chief Financial Officer on February 1, 2007 and served in this position until May 21, 2007.  On March 15, 2007 Mr. Davis was named President and on May 21, 2007 Mr. Davis was named our President and Chief Operating Officer.  Prior to joining National Investment Managers, Mr. Davis was employed with Nationwide Mutual Insurance Company since 1987. From 1999 through 2001, Mr. Davis served as an Assistant Vice President of Financial Operations and then as Vice President of Financial Operations from 2001 through 2003. From 2003 through 2004, Mr. Davis served as the Vice President of Finance and Chief Operating Officer for the pensions division and then from 2004 through 2005 as Vice President and Chief Financial Officer of the retirement plans division. Prior to joining the Company, Mr. Davis served as the president of the private sector retirement plans division from 2005 through 2006.

Christopher W. Larkin joined the Company in May 2008 to lead the execution of all Mergers and Acquisitions. On January 30, 2009, Mr. Larkin was named Chief Financial Officer. Prior to joining the Company, Mr. Larkin served for 15 years in a variety of progressive financial roles for Nationwide Insurance. The most recent of which was as the Controller for the ultimate parent company, Nationwide Mutual Insurance Company. Prior to his career with Nationwide Insurance, Mr. Larkin was a Senior Manager with KPMG, an international accounting firm, where he served insurance and financial services clients in both their Assurance and Tax Advisory Divisions. Mr. Larkin received a B.S.B.A – Accounting from The Ohio State University. He is a Certified Public Accountant licensed in the State of Ohio and is a member of the AICPA and the Ohio Society of CPAs.

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

The Board of Directors has established an Audit Committee, a Compensation Committee, and a Governance Committee.

The Compensation Committee did not meet during the year ended December 31, 2009. The function of the Committee is to approve stock plans and option grants and review and make recommendations to the Board of Directors regarding executive compensation and benefits.

The Governance Committee did not meet during the year ended December 31, 2009. The function of the Governance Committee is to (a) oversee the evaluation of the Board and management and (b) develop, recommend and revise a set of corporate governance principles.

As of April 26, 2010, the Audit Committee consisted of the following members: Messrs Berman and Cooke. Mr. Berman has been appointed to sit on the Audit Committee to serve as its audit committee financial expert. The Audit Committee met four times in fiscal year 2009. Responsibilities of the Committee include (1) reviewing financial statements and consulting with the independent auditors concerning the Company's financial statements, accounting and financial policies, and internal controls, (2) reviewing the scope of the independent auditors' activities and the fees of the independent auditors, and (3) reviewing the independence of the auditors. All of the members of the Audit Committee meet the independence standards established by the National Association of Securities Dealers.

The total number of meetings of the Board of Directors during the fiscal year ended December 31, 2009 was two. The Board of Directors also passed several resolutions by written consent. Each of the incumbent directors attended a majority of (i) the meetings of the Board during the year and (ii) the total number of meetings of all committees of the Board on which the incumbent directors served.

Compliance with Section 16(a) of the Securities Exchange Act of 1934
Section 16(a) of the Securities Exchange Act of 1934, requires our directors, executive officers and persons who own more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other of our equity securities. During the fiscal year ended December 31, 2009, each of our officers, directors and 10% stockholders were late in their filings.

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

Summary Compensation Table

Name and Principal Position	Year	Salary ($)	Bonus ($)	(5) Stock Awards ($)	(6) Stock Options ($)	Non-equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven J. Ross (1)	2009	$475,000	$-	$15,000	$49,453	$-	$-	$51,797	$591,250
Chief Executive Officer and Director	2008	$475,000	$100,000	$492,000	$-	$-	$-	$142,613	$1,209,613

John M. Davis (2)	2009	$306,375	$-	$-	$57,712	$-	$-	$26,397	$390,484
President, Chief Operating Officer	2008	$294,791	$126,042	$258,500	$65,210	$-	$-	$27,946	$772,489

Christopher W. Larkin (3)	2009	$194,792	$-	$-	$24,047	$-	$-	$2,763	$221,602
Chief Financial Officer

Robert C. Thompson (4)	2009	$125,000	$-	$-	$-	$-	$-	$1,255	$126,255
Senior Vice President, National Sales Director	2008	$200,000	$10,000	$-	$-	$-	$-	$3,174	$213,174

(1)
On July 7, 2009, Mr. Ross was granted 5-year options to purchase 600,000 shares of common stock of the Company at $0.20 per share of which 300,000 shares vested on July 7, 2009, 150,000 shares vested on January 7, 2010 and 150,000 shares will vest on July 7, 2010.  These options may be exercised only if authorized shares are available. Mr. Ross' 2008 all other compensation included executive health care reimbursements of $60,747, in accordance with his employment agreement and a $50,000 prepayment of 2009 Board fees.

(2)	Mr. Davis' 2009 salary reflects $6,375 in earned compensation that he voluntarily agreed to forego in 2009.
(3)	Mr. Larkin was appointed Chief Financial Officer on January 30, 2009. His 2009 salary reflects $10,625 in earned compensation that he voluntarily agreed to forego in 2009.
(4)	Mr. Thompson entered into a separation agreement on May 14, 2009.
(5)
This column represents the fair market value, on the date of grant, of the restricted common stock awarded to the executive for the current year, as well as all prior years reported.  The fair market value is determined by taking the closing price of the Company's stock on the date of grant times the number of shares awarded.  These amounts do not correspond to the actual value that will be realized by the named executive.

(6)
This column represents the fair market value, on the date of grant, of stock options awarded to the executive for the current year, as well as all prior years reported.  The fair market value calculation is based on the Black-Scholes option pricing model.  These amounts do not correspond to the actual value that will be realized by the named executives.  For information on the valuation assumptions used, refer to the section on Share Based Payments in the Management's Discussion and Analysis.

Outstanding Equity Awards at Fiscal Year-End
	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that have not Vested (#)	Market Value of Shares or Units of Stock that have not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units, or Other Rights that have not Vested (#)
Steven J. Ross	40,000	-	-	$0.167	3/8/2010	1,000,000	$150,000	-	-
	400,000	-	-	$1.000	2/28/2011	-	-	-	-
	80,000	-	-	$0.520	3/12/2012	-	-	-	-
	800,000	-	-	$0.650	11/30/2012	-	-	-	-
	300,000	300,000	-	$0.200	7/7/2014

John M. Davis	200,000	-	-	$0.610	4/17/2013	-	-	-	-
	450,000	150,000		$0.200	4/14/2014	-	-	-	-

Christopher W. Larkin	200,000	50,000	-	$0.200	4/15/2014	-	-	-	-

Director Compensation
The Company prepaid Mr. Berman’s 2009 compensation of $54,000 as Chairman of the Board in 2008.  Furthermore, in 2008, the Company prepaid 2009 Directors’ fees in the amount of $50,000 to Messrs. Berman and Rushefsky and $30,000 to Messrs. Cooke and Emil. There were no director fees paid in 2009.

Employment and Other Agreements
On November 30, 2007, the Company entered into a new employment agreement with Steven J. Ross, the Company's CEO. The agreement provides for a term through December 31, 2009, which is automatically renewable for a period of one year unless either party provides the other with notice 30 days prior to the end of the term that the term shall not be extended. The employment agreement was extended through December 31, 2010 under the existing terms. The CEO is entitled to the following compensation pursuant to the employment agreement:

•	annual compensation in the amount of $475,000;

•	a bonus of 50% of the base salary if certain targets set by the Board of Directors are satisfied (the bonus shall be 65% during year two of the agreement);

•	700,000 shares of common stock issued on January 2, 2008, 100,000 shares of common stock issued on December 31, 2008 and 100,000 shares of common stock issued on December 31, 2009;

•	an option to receive 800,000 shares of common stock at an exercise price of $0.65 per share vesting half on December 31, 2008 and half on December 31, 2009; and

•	a housing and office allowance of $5,000 per month

On April 14, 2009, the Company entered into a new employment agreement with John M. Davis, the Company’s President and Chief Operating Officer. The employment agreement provides for a term through December 31, 2010, which is automatically renewable for a period of one year unless either party provides the other with notice 30 days prior to the end of the term that the term shall not be extended. Mr. Davis is entitled to receive the following compensation in accordance with his employment agreement:

•	Annual salary of $309,000;

•
For each year under the term of the employment agreement, Mr. Davis is eligible to receive a bonus equal to 50% of his annual salary based upon the achievement of performance targets and objectives as established by the Company’s Board of Directors.

•
Option grant to purchase 600,000 shares of common stock of the Company at $0.20 per share of which 300,000 shares vested on April 14, 2009, 150,000 shares vested on December 31, 2009 and 150,000 shares will vest on December 31, 2010. These options may be exercised only if authorized shares are available.

•	A home office and car allowance of $1,000 per month.

•	Continuation of health, life and disability insurance.

In 2009, Mr. Davis volunteered to temporarily forego receiving the salary increase and the $1,000 monthly home office and car allowance to be consistent with policies and procedures implemented throughout the Company.

On April 15, 2009, the Company entered into an employment agreement with Christopher W. Larkin, the Company’s Chief Financial Officer. The employment agreement provides for a term through December 31, 2010, which is automatically renewable for a period of one year unless either party provides the other with notice 30 days prior to the end of the term that the term shall not be extended. Mr. Larkin is entitled to receive the following compensation in accordance with his employment agreement:

•	Annual salary of $200,000;

•
For each year under the term of the employment agreement, Mr. Larkin is eligible to receive a bonus equal to 35% of his annual salary based upon the achievement of performance targets and objectives as established by the Company’s Board of Directors.

•
Option grant to purchase 250,000 shares of common stock of the Company at $0.20 per share of which 150,000 shares vested on April 15, 2009, 50,000 shares vested on December 31, 2009 and 50,000 shares will vest on December 31, 2010. These options may be exercised only if authorized shares are available.

•	Continuation of health, life and disability insurance.

In 2009, Mr. Larkin volunteered to temporarily forego receiving the salary increase to be consistent with policies and procedures implemented throughout the Company.

On January 30, 2009, the Company entered into a Separation Agreement with John Schroepfer, Interim Chief Financial Officer, under which the parties agreed that Mr. Schroepfer would resign as Interim Chief Financial Officer. The Agreement called for a continuation of his salary, as well as, his life, health and disability insurance through July 21, 2009.

On May 14, 2009, the Company entered into a Separation Agreement with Robert C. Thompson, Senior Vice President and National Sales Manager, under which the parties agreed that Mr. Thompson would resign as Senior Vice President and National Sales Manager. The Agreement called for a continuation of his salary, as well as, his life, health and disability insurance through August 15, 2009.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our company's common stock as of April 26, 2010, as to

•	each person known to beneficially own more than 5% of the Company's common stock

•	each of our directors

•	each executive officer

•	all directors and officers as a group

Unless otherwise indicated, each of the stockholders can be reached at our principal executive offices located at 485 Metro Place South, Suite 275 Dublin, Ohio 43017.

	Shares benficially owned (1)
Beneficial Owners of more than 5% of common stock (other than directors and executive officers)	Number	%

Caremi Partners Ltd. (2)	3,600,000	8.77%
Laurus Master Fund, Ltd (3)	9,215,838	21.95%
CCM Master Qualified Fund Ltd (4)	2,124,720	5.06%
Steven R. Eyer (5)	2,185,000	5.47%
Jack C. Holland (6)	2,375,000	5.92%
Nicholas J. Lamoriello (7)	3,100,000	7.73%

Directors and Executive Officers:
Richard Berman (8)	2,712,963	6.38%
Steven B. Ruchefsky (9)	3,680,000	8.95%
Jeff Cooke (10)	80,000	*
Arthur D. Emil (11)	683,591	1.70%
Steven J. Ross (12)	2,955,000	7.10%
John M. Davis (13)	1,150,000	2.84%
Christopher W. Larkin (14)	200,000	*

All directors and executive officers as a group (8 persons)	11,461,554	24.39%

*	Less than 1%

1) Gives effect to the shares of Common Stock issuable upon the exercise of all options, warrants and convertible securities exercisable within 60 days of April 26, 2010 and other rights beneficially owned by the indicated stockholders on that date. Shares of Common Stock issuable pursuant to warrants or options or upon conversion of convertible securities, to the extent such warrants or options or convertible securities are currently exercisable or convertible within 60 days of April 26, 2010, are treated as outstanding for computing the ownership percentage of the person holding such securities, but are not treated as outstanding for computing the ownership percentage of any other person. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and includes voting and investment power with respect to shares. Unless otherwise indicated, the persons named in the table have sole voting and sole investment control with respect to all shares beneficially owned. Percentage ownership is calculated based on 39,826,929 shares of the Common Stock outstanding as of April 26, 2010. All information is based upon information furnished by the persons listed or otherwise available to the Company.

2) The address of Caremi Partners Ltd. ("Caremi") is Two American Lane, Greenwich Connecticut 06836. Steven Ruchefsky, one of our directors, is employed by Caremi. Mr. Ruchefsky, who has voting and investment control over such securities, disclaims beneficial ownership of the securities of Caremi. In addition, Caremi purchased shares of B Preferred Stock and D Preferred Stock, which are convertible into 1,600,000 shares and 800,000 shares of common stock, respectively. In addition, as part of the purchase of the D Preferred Stock, Caremi received 400,000 Series D Warrants to purchase 400,000 shares of common stock.  The terms of the B Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with Section 13(d) of the Exchange Act. As the amount of shares of common stock currently held by Caremi are in excess of 4.99%, such shares of common stock issuable upon conversion of the B Preferred Stock are not included in the calculation of its beneficial ownership.

3) Includes 3,186,429 shares of common stock held by Valens Offshore SPV I, Ltd. (“Valens Offshore I”) and 2,996,398 shares of Common Stock are held by Valens US SPV I LLC (“Valens US”).  Both of these funds are managed by Valens Capital Management, LLC (“VCM”).

On March 9, 2005, we entered into a series of agreements with Laurus Master Fund, Ltd., a Cayman Islands company (“Laurus”), pursuant to which we issued a note and a warrant (“2005 Warrant”) and an option (the “2005 Option”).  The 2005 Warrant provides for the purchase of up to 1,084,338 shares of common stock at a price of $0.50 each, subject to customary adjustments, until March 9, 2012, and the 2005 Option provides for the purchase of up to 643,700 shares of common stock at a price of $0.01 per share, subject to customary adjustments, until March 9, 2013.  Laurus purchased 268,707 shares under the 2005 Option during 2007.

On May 30, 2006, we entered into agreements with Laurus pursuant to which we sold debt and a warrant (“May 2006 Warrant”) to purchase common stock of the Company to Laurus in a private offering pursuant to exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.  Under the May 2006 Warrant, Laurus can purchase 700,000 shares of common stock of the Company, at a purchase price of $0.01 per share exercisable until May 30, 2011.

On June 12, 2006, we entered into an agreement with Laurus pursuant to which the May 2006 Warrant was rescinded, a new common stock purchase warrant (the "New Warrant") was issued to Laurus. The New Warrant is exercisable to purchase up to 700,000 shares of common stock of the Company, at an exercise price of $0.1667 per share, exercisable until May 30, 2011.

On August 10, 2006, we entered into an Amendment Agreement with Laurus pursuant to which Laurus agreed to remove its contractual ability to waive its ownership limitation of 4.99% of our issued and outstanding shares of common stock as provided under the 2005 Warrant and the 2005 Option and the New Warrant.

Eugene Grin and David Grin are the controlling principals of VCM and Laurus and share sole voting and investment power over all securities held by these funds.

4) CCM Master Qualified Fund Ltd purchased (i) 317,782 shares of C Preferred Stock, which are convertible into 3,813,384 shares of common stock, (ii) 70,824 shares of D Preferred Stock, which are convertible into 1,416,480 shares of common stock, and (iii) 708,240 D Warrants, which are convertible into 708,240 shares of common stock at an exercise price of $0.50. The terms of the Series C Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with Section 13(d) of the Exchange Act.  As the amount of shares of common stock currently held by CCM Master Qualified Master Fund Ltd is in excess of 4.99%, all shares of common stock issuable upon conversion of the Series C Preferred Stock are not included in the calculation of their beneficial ownership.

5) Includes 2,045,000 shares of common stock and 50,000 shares of common stock issuable upon exercising of currently exercisable stock options at a price of $1.00 per share price, plus 60,000 shares of common stock issuable upon conversion of 3,000 shares of D Preferred Stock and 30,000 shares of common stock issuable upon conversion of 30,000 D Warrants exercisable at $0.50 per share.

6) Includes 2,075,000 shares of common stock, plus 200,000 shares of common stock issuable upon conversion of 10,000 shares of D Preferred Stock and 100,000 shares of common stock issuable upon conversion of 100,000 D Warrants at an exercise price of $0.50 per share. The amount does not include 50,000 shares of common stock issuable upon conversion of 25,000 shares of B Preferred Stock. The terms of the Series B Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with Section 13(d) of the Exchange Act. As the amount of shares of common stock currently held by Mr. Holland is in excess of 4.99%, such shares of common stock issuable upon conversion of the Series B Preferred Stock are not included in the calculation of his beneficial ownership.

7)  In connection with the acquisition of the Lamoriello Entities, the Company issued 3,000,000 shares of common stock and 300,000 stock options to purchase 300,000 shares of common stock, exercisable at a price of $0.50 per share; to The LAMCO Group, Inc. Nicholas Lamoriello is the principal executive officer and shareholder of The LAMCO Group, Inc.  In 2009, the 3,000,000 shares of common stock were taken out of the name of The LAMCO Group, Inc. and 2,800,000 were put directly in the name of Nicholas Lamoriello.

8) Includes 532,963 shares of common stock issuable upon exercising currently exercisable stock options at a price of $1.00 per share. In addition, Mr. Berman purchased (i) 250,000 shares of B Preferred Stock, which are convertible into 500,000 shares of common stock, (ii) 20,000 shares of D Preferred Stock, which are convertible into 400,000 shares of common stock, (iii) 5,000 shares of E Preferred Stock, which are convertible into 1,000,000 shares of common stock, (iv) 200,000 D Warrants which are convertible into 200,000 shares of common stock at an exercise price of $0.50, (v) 500,000 E Warrants which are convertible into 500,000 shares of common stock exercisable at a price of $0.50 per share and (vi) 80,000 shares of common stock that may be purchased upon exercising currently exercisable stock options issued as remuneration for services as a director at an exercise price of $0.52 per share. The terms of the Series B and E Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with Section 13(d) of the Exchange Act. However, there is a stipulation in the Series E Preferred Stock that allows the holder to increase the beneficial ownership limitation to 9.99% by written notice at least 61 days prior to conversion.  As the amount of shares of common stock currently held by Mr. Berman is in excess of 4.99%, all shares of common stock issuable upon conversion of the Series B Preferred Stock are not included in the calculation of his beneficial ownership.  The Series E Preferred Stock and the E Warrants were included in the calculation as we assumed Mr. Berman would exercise his right to increase the limitation.

9) Consists of (i) 2,400,000 shares of common stock, (ii) 1,600,000 shares of common stock issuable upon conversion of 800,000 shares of B Preferred Stock, (iii) 800,000 shares of common stock issuable upon conversion of 40,000 shares of D Preferred Stock, (iv) 400,000 D Warrants which are convertible into 400,000 shares of common stock at a price of $0.50 per share and (v) 80,000 shares of common stock that may be purchased upon exercising currently exercisable stock options issued as remuneration for services as a director at an exercise price of $0.52 per share. Mr. Ruchefsky, who has voting and investment control over such securities of Caremi Partners Ltd., disclaims beneficial ownership of such securities. The terms of the Series B Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with Section 13(d) of the Exchange Act. As the amount of shares of common stock and exercisable stock options currently held are in excess of 4.99%, such shares of common stock issuable upon conversion of the Series B Preferred Stock are not included in the calculation of its beneficial ownership.

10) Consists of 80,000 shares of common stock that may be purchased upon exercising currently exercisable stock options issued in March 2007 as remuneration for services as a director at an exercise price of $0.52 per share.

11) Consists of (i) 253,591 shares of common stock, (ii) 200,000 shares of common stock issuable on conversion of 100,000 shares of B Preferred Stock, (ii) 100,000 shares of common stock issuable on conversion of 5,000 shares of D Preferred Stock, (iii) 50,000 shares of common stock issuable upon conversion of D Warrants at a price of $0.50 per share, and (iv) 80,000 shares of common stock that may be purchased upon exercising currently exercisable stock options issued as remuneration for services as a director at an exercise price of $0.52 per share.

12) Consists of (i) 1,150,000 shares of common stock (ii) 50,000 shares of common stock issuable on conversion of 25,000 shares of B Preferred Stock, (iii) 50,000 shares of common stock issuable on conversion of 2,500 shares of D Preferred Stock, (iv) 25,000 shares of common stock issuable upon conversion of D Warrants at a price of $0.50 per share. (v) 400,000 shares of common stock that may be purchased upon exercising currently exercisable stock options issued in March 2006 at an exercise price of $1.00 per share, (vi) 80,000 shares of common stock that may be purchased upon exercising currently exercisable stock options issued as remuneration for services as a director at an exercise price of $0.52 per share, (vii) 800,000 shares of common stock that may be purchased upon exercising currently exercisable stock options issued November 30, 2007 as a part of his employment agreement as CEO at an exercise price of $0.65 per share, and (viii) 450,000 shares of common stock issuable upon exercising currently exercisable stock options issued in July 2009 at an exercise price of $0.20 per share. The terms of the Series B Preferred Stock restricts the ability of the shareholder to hold in excess of 4.99% of the issued and outstanding shares of common stock of the Company as determined in accordance with Section 13(d) of the Exchange Act. As the amount of shares of common stock and exercisable stock options currently held are in excess of 4.99%, such shares of common stock issuable upon conversion of the Series B Preferred Stock are not included in the calculation of its beneficial ownership.

13) Consists of (i) 500,000 shares of common stock (ii) 200,000 shares of common stock that may be purchased upon exercising currently exercisable stock options at an exercise price of $0.61 per share related to his employment agreement as President and COO, and (iii) 450,000 shares of common stock that may be purchased upon exercising currently exercisable stock options at an exercise price of $0.20 per share related to his employment agreement as President and COO.

14) Represents 200,000 shares of common stock issuable upon exercising currently exercisable stock options at an exercise price of $0.20 per share related to his employment agreement as Chief Financial Officer.

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

	(a)	(b)	(C)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans excluding securities reflected in column (a) (1)

Equity compensation plans approved by security holders	-	-	-

Equity compensation plans not approved by security holders	5,844,963	$0.54	4,155,037

Total	5,844,963	$0.54	4,155,037

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

Richard Berman, the Chairman of the Board of Directors (“Chairman”), receives $4,500 per month as compensation for serving as Chairman of the Board. On October 16, 2008, the Company’s Board of Directors authorized the Company to pay $54,000 to the Chairman as an advance on his 2009 salary. In the event that the Chairman was to be terminated, resign or retire, or for any reason whatsoever, including a change of control in which the Chairman is terminated, the Chairman would not have been required to repay the 2009 advance.

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

LAMCO Advisory Services, Inc. is the investment advisor on the Company’s 401(k) retirement plan and owned by Nicholas J. Lamoriello, a shareholder of the Company. The Company paid approximately $15,000 and $13,000 in advisor fees to LAMCO Advisory Service, Inc. in 2009 and 2008, respectively.

Renee Conner and William Renninger, former owners of TPA and current employees of the Company, collectively own 100% of Conner Management Group, LLC (“CMG”). TPA is a lessee under an office lease agreement with CMG and paid approximately $132,000 and $129,000 in rent to CMG in 2009 and 2008, respectively, which approximates fair market value.

Stephen H. Rosen, former owner of SHRA and current employee of the Company, owns an interest in 89 Haddon Avenue Associates, L.L.C. (“HAA”). SHRA is a lessee under an office lease agreement with HAA and paid approximately $168,000 and $163,000 in rent to HAA in 2009 and 2008, respectively, which approximates fair market value.

Michael Callahan, former owner of Pentec and PCM and current employee of the Company, owns 100% of MJM MILESTONE, LLC (“MJM”). Pentec and PCM are lessees under an office lease agreement with MJM and paid approximately $106,000 and $101,000 in rent to MJM in 2009 and 2008, respectively, which approximates fair market value.

Director Independence
Five of our directors, Messrs. Berman, Cooke, Emil, Virany, and Ruchefsky, are independent directors, using the NASDAQ definition of independence. Messrs. Berman, Cooke, and Ruchefsky comprise the audit, compensation and governance committees.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We have engaged Rothstein, Kass & Company, P.C. as our registered independent public accounting firm for the fiscal year ended December 31, 2009.

Audit Fees. The aggregate fees billed by our auditors, for professional services rendered for the audit of our annual financial statements for the years ended December 31, 2009 and 2008 and for the reviews of the financial statements included in our Quarterly Reports on Form 10-Q during these fiscal years were $392,500 and $370,000, respectively.

Audit Related Fees. We incurred fees to auditors of $126,385 for audit related fees in connection with the audit of acquisition targets during the fiscal year ended December 31, 2008.

Tax Fees. We incurred fees to auditors of $189,950 and $124,000 for tax advice and tax compliance services during the fiscal years ended December 31, 2009 and 2008, respectively.

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

4.35
Revolving Line of Credit and Term Loan Agreement by and between National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.36
Revolving Line of Credit Note issued by National Investment Managers Inc. issued to RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.37
Term Promissory Note issued by National Investment Managers Inc. issued to RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.38
Stock Pledge Agreement by and between National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.39
Security Agreement by and between National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.40
Form of Stock Pledge Agreement by and between the subsidiaries of National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252)

4.41
Form of Security Agreement by and between the subsidiaries of National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.42
Form of Guaranty by and between the subsidiaries of National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.43
Securities Purchase and Loan Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Lehman Brothers Commercial Bank and Woodside Agency Services, LLC, as collateral agent, dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.44
Securities Purchase and Loan Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Lehman Brothers Commercial Bank and Woodside Agency Services, LLC, as collateral agent, dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.45
Form of Warrant exercisable at $0.50 per share issued by National Investment Managers Inc. to Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.46
Form of Warrant exercisable at $1.00 per share issued by National Investment Managers Inc. to Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.47
Form of Warrant exercisable at $1.50 per share issued by National Investment Managers Inc. to Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.48
Registration Rights Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.49
Contingent Interest Payment Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.50
Fee Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.51
Securities Pledge Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.52
Security Agreement by and between National Investment Managers Inc., its subsidiaries and Woodside Agency Services, LLC dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.53
Guaranty by and between National Investment Managers Inc., its subsidiaries and Woodside Agency Services, LLC dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.54
Securities Purchase Agreement by and between National Investment Managers Inc. and Valens U.S. SPV I, LLC and Valens Offshore SPV I, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.55
Amendment No., 1 to Revolving Line of Credit and Term Loan Agreement by and between Citizens RBS, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008 (File No. 000-51252))

4.56
Consent and Amendment No. 1 to Securities Purchase and Loan Agreement by and among National Investment Managers Inc., Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Lehman Brothers Commercial Bank and Woodside Agency Services, LLC as collateral agent (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008 (File No. 000-51252))

4.57	Amendment No., 4 to Revolving Line of Credit and Term Loan Agreement by and between Citizens RBS, National Association, and National Investment Managers Inc.

4.58	Amendment No. 4 to Intercreditor and Subordination Agreement by and between RBS Citizens, National Association, and National Investment Managers Inc.

4.59
Letter Agreement entered into by and between National Investment Managers Inc., Woodside Capital Partners V, LLC, Woodside Capital Partners V QP, LLC, Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Woodside Agency Services LLC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 7, 2008 (File No. 000-51252))

4.60
Letter Agreement entered into by and between National Investment Managers Inc., Woodside Capital Partners V, LLC, Woodside Capital Partners V QP, LLC, Woodside Capital Partners IV, LLC and Woodside Capital Partners IV QP, LLC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 7, 2008 (File No. 000-51252))

4.61
Stock Transfer Agreement dated November 3, 2008 among IBF Fund Liquidating LLC, National Investment Managers Inc., DCI Master LDC and Duncan Capital Group LLC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 7, 2008 (File No. 000-51252))

4.62
Amendment No. 1 and Allonge to Revolving Line of Credit Note by and between Citizens RBS, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

4.63
Amendment No. 3 and Allonge to Term Promissory Note by and between Citizens RBS, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

4.64
Amendment No. 7 to Revolving Line of Credit and Term Loan Agreement by and between Citizens RBS, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

4.65
Amendment No. 7 to Intercreditor and Subordination Agreement by and between RBS Citizens, National Association, Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

4.66
Securities Purchase and Loan Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

4.67
Amendment No. 2 and Allonge to Revolving Line of Credit Note by and between RBS Citizens, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

4.68
Amendment No. 9 to Revolving Line of Credit and Term Loan Agreement by and between RBS Citizens, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

4.69
Consent and Amendment No. 8 to Securities Purchase and Loan Agreement by and between Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

4.70
Reservation of rights by RBS Citizens, National Association (Incorporated by reference to Form 10Q Quarterly Report filed with the Securities and Exchange Commission on November 16, 2009 (File No. 333-160488))

4.71
Reservation of rights by Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent (Incorporated by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 16, 2009 (File No. 333-160488))

4.72
Amendment No. 3 and Allonge to Revolving Line of Credit Note and Amendment No. 10 to Revolving Line of Credit and Term Loan Agreement by and between RBS Citizens, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 17, 2009. (File No. 333-160488))

4.73	2005 Stock Option Plan (Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on July 9, 2009. (File No. 333-160488))

4.74
Short-Term Working Capital Loan by and between Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 16, 2010. (File No. 333-160488))

4.75
Amendment No. 11 to Revolving Line of Credit and Term Loan Agreement by and between RBS Citizens, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.76
Amendment No. 4 and Allonge to Revolving Line of Credit Note by and between RBS Citizens, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.77
Amendment No. 4 and Allonge to Term Promissory Note by and between RBS Citizens, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.78
Amendment No. 8 to Securities Purchase and Loan Agreement by and between Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.79
Amendment to Intercreditor and Subordination Agreement by and between RBS Citizens, National Association, Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.80
Side Letter Fee Arrangement by and between Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.81
Side Letter Repayment of Short-Term Working Capital and Participation Arrangement by and between RBS Citizens, National Association, Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.82
Termination Agreement by and between Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

10.1
Agreement and Plan of Reorganization, dated as of February 18, 2005 by and among Fast Eddie Racing Stables, Inc, Glenn A. Little, Duncan Capital Financial Group, Inc. and FERS Acquisition Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 23, 2005)

10.2
Employment Agreement, dated as of December 23, 2004, between Duncan Capital Financial Group, Inc. and Richard E. Stierwalt. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

10.3
Employment Agreement, dated as of January 1, 2005, between Duncan Capital Financial Group, Inc. and Leonard Neuhaus. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005)

10.4
12% Senior Secured Note, dated January 27, 2005, in the original principal amount of $350,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC (formerly known as DCOFI Master LDC) (Incorporated by reference to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.5
Securities Purchase Agreement, dated as of January 27, 2005, between Duncan Capital Financial Group, Inc. and CAMOFI Master LDC(Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.6
Security Agreement, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein Inc. and CAMOFI Master LDC. (Incorporated by reference to Form SB-2_filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.7
Subsidiary Guarantee, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein Inc. in favor of CAMOFI Master LDC. (Incorporated by reference to Form SB-2/A_filed with the Securities and Exchange Commission on June 17, 2005. (File No.333-124161))

10.8
12% Senior Secured Note, dated May 4, 2005, in the original principal amount of $150,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC. (Incorporated by reference to Form SB-2/A_filed with the Securities and Exchange Commission on June 17, 2005. (File No.333-124161))

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

10.28	Put Agreement entered by and among American Benefit Resources, Inc., IBF Fund Liquidating LLC and Duncan Capital Group LLC

10.29	Exhibit number was intentionally not used.

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

10.90
Stock Purchase Agreement by and among National Investment Managers, Pension Technical Services, Inc., Ralph W. Shaw and Eileen A. Baldwin-Shaw (Incorporated by reference to Form 8-K filled with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.91
Promissory Note issued to Ralph W. Shaw and Eileen A. Baldwin-Shaw due December 2009 (Incorporated by reference to Form 8-K filled with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.92
Promissory Note issued to Ralph W. Shaw and Eileen A. Baldwin-Shaw due December 2010 (Incorporated by reference to Form 8-K filled with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.93
Employment Agreement entered by and between Pension Technical Services, Inc. and Ralph W. Shaw (Incorporated by reference to Form 8-K filled with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.94
Employment Agreement entered by and between Pension Technical Services, Inc. and Eileen A. Baldwin-Shaw (Incorporated by reference to Form 8-K filled with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.95
Stock Purchase Agreement by and among National Investment Managers, Peter R. Stephan, individually and as Trustee of The Stephan Family Trust Dated August 2, 1993, James R. Norman, Jr., individually and as Trustee of The Norman Living Trust Dated December 7, 2005, Rise Spiegel, individually and as Trustee of The Rise Norris Spiegel Trust Dated November 16, 2005 and the Pension Group, Inc. (Incorporated by reference to Form 8-K/A filed with the Securities and Exchange Commission on December 3, 2008. (File No. 000-51252))

10.96
Promissory Note issued to Peter R. Stephan, James R. Norman, Jr. and Rise Spiegel due January 2010 (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.97
Promissory Note issued to Peter R. Stephan, James R. Norman, Jr. and Rise Spiegel due January 2011 (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.98
Employment Agreement entered by and between The Pension Group, Inc. and Peter R. Stephan (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.99
Employment Agreement entered by and between The Pension Group, Inc. and James R. Norman, Jr. (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.100
Employment Agreement entered by and between The Pension Group, Inc. and Rise Spiegel. (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.101
Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due March 1, 2010. (Incorporated by reference to Form 10K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.102
Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due March 1, 2010. (Incorporated by reference to Form 10K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.103
Promissory Note issued by National Investment Managers, Inc. to Michael E. Callahan due December 1, 2009. (Incorporated by reference to Form 10K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.104
Promissory Note issued by National Investment Managers, Inc. to Richard Kaplan due June 15, 2010. (Incorporated by reference to Form 10K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.105
Promissory Note issued by National Investment Managers, Inc. to Anthony Delfino due June 15, 2010. (Incorporated by reference to Form 10K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.106
Employment Agreement entered by and between the Company and John M. Davis dated April 14, 2009 (Incorporated by reference to the Form 10Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2009. (File No. 000-51252))

10.107
Employment Agreement entered by and between the Company and Christopher W. Larkin dated April 15, 2009 (Incorporated by reference to the Form 10Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2009. (File No. 000-51252))

10.108
Amendment No. 1 to Subordinated Promissory Notes by and between National Investment Managers Inc., James R. Norman, Jr., Peter R. Stephan and Rise Norris Spiegel due January 2010 and January 2011. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

10.109
Amendment No. 1 to Promissory Notes by and between National Investment Managers Inc., Ralph W. Shaw and Eileen A. Baldwin-Shaw due December 2009 and December 2010. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

10.110
Amendment No. 1 to Promissory Note by and between National Investment Managers Inc. and Richard L. Kaplan due June 15, 2010. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

10.111
Amendment No. 1 to Promissory Note by and between National Investment Managers Inc. and Anthony S. Delfino due June 15, 2010. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

10.112
Amendment No. 1 to Promissory Note by and between National Investment Managers Inc., Renee J. Conner and William E. Renninger due March 1, 2010. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

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

99.1
Press Release dated November 3, 2009, referencing asset purchase from Standard Retirement Services (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 3, 2009. (File No. 333-160488))

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, National Investment Managers, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NATIONAL INVESTMENT MANAGERS, INC.

Dated: April 30, 2010	/s/ Steven Ross
Steven Ross
Chief Executive Officer and Director

Dated: April 30, 2010	/s/ Christopher W. Larkin
Christopher W. Larkin
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of National Investment Managers, Inc. and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ Steven J. Ross	Chief Executive Officer and Director	April 30, 2010
Steven J. Ross

/s/ Christopher W. Larkin	Chief Financial Officer
Christopher W. Larkin	(principal financial and accounting officer)	April 30, 2010

/s/ Richard Berman	Chairman of the Board of Directors	April 30, 2010
Richard Berman

/s/ Steven B. Ruchefsky	Director	April 30, 2010
Steven B. Ruchefsky

/s/ Jeff Cooke	Director	April 30, 2010
Jeff Cooke

/s/ Arthur D. Emil	Director	April 30, 2010
Arthur D. Emil

/s/ Steven Virany	Director	April 30, 2010
Steven Virany

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of
National Investment Managers, Inc.

We have audited the accompanying consolidated balance sheets of National Investment Managers Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of National Investment Managers Inc. and Subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey
April 30, 2010

National Investment Managers Inc. and Subsidiaries
Consolidated Balance Sheets
December 31, 2009 and 2008

	2009	2008
ASSETS
Current assets:
Cash (includes restricted cash of $33,263 and $411,299)	$274,956	$531,446
Accounts receivable, net	5,128,127	4,886,329
Prepaid expenses and other current assets	893,864	1,265,431

Total current assets	6,296,947	6,683,206

Property and equipment, net	1,550,058	1,034,047

Other assets:
Goodwill	28,826,173	28,474,114
Customer lists/relationships, net	24,697,027	27,118,405
Other intangibles, net	4,258,586	7,732,504
Deferred financing costs	611,838	979,455

Total other assets	58,393,624	64,304,478

Total assets	$66,240,629	$72,021,731

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$2,500,000	$327,992
Long-term debt, current portion	3,352,743	5,560,800
Accounts payable	1,602,125	918,748
Unearned revenue	4,331,108	5,464,992
Accrued expenses and other current liabilities	3,851,586	5,602,819

Total current liabilities	15,637,562	17,875,351

Long-term liabilities:
Long-term debt, less current portion	23,116,367	23,710,830
Preferred dividends payable	7,849,920	5,872,320
Derivative financial instruments	1,724,219	2,510,864
Deferred tax liability	5,589,839	7,708,914

Total long-term liabilities	38,280,345	39,802,928

Total liabilities	53,917,907	57,678,279

Commitments and contingencies (see Note 10)

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; 4,000,000 designated as Series A shares - 2,420,000 shares issued and outstanding as of December 31, 2009 and December 31, 2008 (liquidation preference $2,420,000 as of December 31, 2009 and December 31, 2008); 4,000,000 designated as Series B shares - 3,615,000 shares issued and outstanding as of December 31, 2009 and December 31, 2008 (liquidation preference $7,230,000 as of December 31, 2009 and December 31, 2008); 1,000,000 designated as Series C shares - 770,834 shares issued and outstanding as of December 31, 2009 and December 31, 2008 (liquidation preference $9,250,008 as of December 31, 2009 and December 31, 2008);  500,000 designated as Series D shares - 409,500 shares issued and outstanding as of December 31, 2009 and December 31, 2008 (liquidation preference $8,190,000 as of December 31, 2009 and December 31, 2008); and 60,000 designated as Series E shares - 29,350 shares issued and outstanding as of December 31, 2009 and December 31, 2008 (liquidation preference $5,870,000 as of December 31, 2009 and December 31, 2008)
	7,245	7,245
Common stock, $.001 par value, 100,000,000 shares authorized, 39,656,669 shares issued and outstanding as of December 31, 2009 and 39,556,669 shares issued and outstanding as of December 31, 2008.	39,657	39,557
Additional paid-in capital	35,840,231	35,407,205
Accumulated deficit	(23,564,411)	(21,110,555)

Total stockholders' equity	12,322,722	14,343,452

Total liabilities and stockholders' equity	$66,240,629	$72,021,731

See accompanying notes to consolidated financial statements.

National Investment Managers Inc. and Subsidiaries
Consolidated Statements of Operations
Years Ended December 31, 2009 and 2008

	2009	2008

Revenues:	$48,149,363	$41,680,122

Operating expenses
Selling, general and administrative expenses	39,038,488	33,703,829
Depreciation and amortization	7,250,168	6,911,995
Stock-based compensation	433,126	1,002,599

Total operating expenses	46,721,782	41,618,423

Net operating income (loss)	1,427,581	61,699

Other income (expenses):
Change in fair value of derivative financial instruments	786,645	1,865,033
Interest expense	(4,593,641)	(4,018,743)
Debt and other restructuring charges	(60,000)	-
Interest, dividend and rental income	28,769	48,301

Total other income (expense), net	(3,838,227)	(2,105,409)

Net income (loss) before income tax benefit (expense)	(2,410,646)	(2,043,710)

Income tax benefit (expense)	1,934,390	1,913,685

Net income (loss) before preferred stock dividends	(476,256)	(130,025)

Preferred stock dividends	(1,977,600)	(1,979,900)

Net income (loss) available to common stockholders	$(2,453,856)	$(2,109,925)

Net income (loss) per common share - basic and diluted	$(0.06)	$(0.06)

Weighted average common shares outstanding - basic and diluted	39,557,000	37,269,000

See accompanying notes to consolidated financial statements.

National Investment Managers, Inc. and Subsidiaries
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2009 and 2008

							Additional		Total
	Treasury Stock		Preferred Stock		Common Stock		Paid-In	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Equity

Balances, January 1, 2008	-	$-	7,344,684	$7,345	35,539,620	$35,540	$33,005,919	$(19,000,630)	$14,048,174

Shares issued to S. Ross pursuant to employment contract					700,000	700	461,300		462,000

Conversion of 100,000 Preferred B Shares to 200,000 shares of common stock			(100,000)	(100)	200,000	200	(100)		-

Shares issued to J. Davis pursuant to employment contract					350,000	350	230,650		231,000

Issuance of shares in connection with the purchase of Alaska Pension Services					369,128	369	219,631		220,000

Shares issued to J. Davis pursuant to employment contract					50,000	50	27,450		27,500

Issuance of shares in connection with the purchase of REPTECH					1,430,208	1,430	713,674		715,104

Conversion of derivative liability to permanent equity pursuant to repurchase of shares from IBF Fund Liquidating LLC							1,000,000		1,000,000

Purchase of treasury shares pursuant to repurchase of shares from IBF Fund Liquidating LLC	(671,141)	(1,000,000)							(1,000,000)

Treasury shares retired pursuant to the repurchase of shares from IBF Fund Liquidating LLC	671,141	1,000,000			(671,141)	(671)	(999,329)		-

Issuance of shares in connection with the purchase of The Pension Group					1,488,854	1,489	466,011		467,500

Shares issued to S. Ross pursuant to employment contract					100,000	100	29,900		30,000

Stock based compensation							252,099		252,099

Preferred dividends								(1,979,900)	(1,979,900)

Net income (loss) before preferred stock dividends								(130,025)	(130,025)

Balances, December 31, 2008	-	$-	7,244,684	$7,245	39,556,669	$39,557	$35,407,205	$(21,110,555)	$14,343,452

Shares issued to S. Ross pursuant to employment contract					100,000	100	14,900		15,000

Stock based compensation							418,126		418,126

Preferred dividends								(1,977,600)	(1,977,600)

Net income (loss) before preferred stock dividends								(476,256)	(476,256)

Balances, December 31, 2009	-	$-	7,244,684	$7,245	39,656,669	$39,657	$35,840,231	$(23,564,411)	$12,322,722

See accompanying notes to consolidated financial statements.

National Investment Managers Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2009 and 2008

	2009	2008
Cash flows from operating activities:
Net income (loss) before preferred stock dividends	$(476,256)	$(130,025)
Adjustments to reconcile net income (loss) before preferred stock dividends to net cash provided by (used in) operating activities:
Depreciation and amortization	7,250,168	6,911,995
Change in allowance for doubtful accounts	295,281	(33,672)
Noncash interest	1,995,717	1,634,682
Stock-based compensation	433,126	1,002,599
Deferred income tax benefit	(2,119,075)	(2,061,051)
Change in fair value of derivative financial instruments	(786,645)	(1,865,033)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable, net	(537,079)	(878,837)
Prepaid expenses and other current assets	371,567	(345,523)
Accounts payable	785,746	87,401
Unearned revenues	(1,208,328)	(113)
Accrued expenses and other current liabilities	(633,085)	(146,933)
Net cash provided by (used in) operating activities	5,371,137	4,175,490

Cash flows from investing activities:
Purchases of property and equipment	(1,237,883)	(323,457)
Acquisition of Alaska Pension Services	(40,200)	(895,561)
Acquisition of Lamoriello Entities	(50,810)	-
Acquisition of National Actuarial Pension Services, Inc.	(64,318)	(184,054)
Acquisition of Alan N. Kanter & Associates	(206,863)	(1,886,913)
Acquisition of Benefit Dynamics	-	(8,770)
Acquisition of Pentec and Pentec Capital Management	-	(40,246)
Acquisition of The Pension Alliance	-	(1,396,299)
Acquisition of California Investment and Annuity Services	-	(1,535,929)
Acquisition of the assets of REBS	-	(178,257)
Acquisition of REPTECH Corp	(190,514)	(1,846,138)
Acquisition of The Pension Group, Inc.	(1,355,380)	(2,281,427)
Acquisition of the assets of Standard Retirement Services, Inc.	(68,653)	-
Acquisition of the assets of Custom K, Inc.	(15,000)	-
Net cash provided by (used in) investing activities	(3,229,621)	(10,577,051)

Cash flows from financing activities:
Proceeds from revolving line of credit	3,404,908	-
Proceeds from long-term debt	-	7,060,895
Payments on long-term debt	(4,510,305)	(1,650,194)
Payments on revolving line of credit	(1,232,900)	(672,008)
Payments to repurchase common stock	-	(1,000,000)
Payment of deferred financing costs	(59,709)	(60,445)
Net cash provided by (used in) financing activities	(2,398,006)	3,678,248

Net increase (decrease) in cash	(256,490)	(2,723,313)

Cash, beginning of period	531,446	3,254,759

Cash, end of period	$274,956	$531,446
(continued)

National Investment Managers Inc. and Subsidiaries
Consolidated Statements of Cash Flows
Years Ended December 31, 2009 and 2008

	2009	2008
Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$2,542,034	$2,314,261

Cash paid during the period for taxes	$252,808	$101,463

Supplemental schedules of noncash investing and financing activites:
Accrued preferred dividends	$1,977,600	$1,979,900

Capitalization of accrued interest on secured term notes	$435,893	$372,150

Capitalization of deferred financing costs on secured term notes	$177,500	$-

Conversion of derivative liability to permanent equity	$-	$1,000,000

(continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities

The Company endeavors to structure its stock purchase agreements with acquisition candidates as cash and debt free transactions where the sellers retain all cash and outstanding liabilities. If any net liabilities remain at the closing date, they are settled as a reduction in the purchase proceeds. Proceeds paid to the sellers typically include, cash, notes payables issued to the sellers and the issuance of common stock of the Company at the average of recent market values. The majority of liabilities assumed by the Company represent unearned revenues of the acquired company at the closing date and the deferred tax liability related to the recorded intangible assets.

The following schedule represents cumulative cash paid, notes and common stock issued and liabilities assumed since acquisition date.

		National Actuarial
2006:	Lamoriello Entities	Pension Services

Fair value of assets acquired	$6,656,190	$3,649,469
Cash paid	(3,354,190)	(2,110,069)
Notes issued	-	(700,000)
Common stock issued	(1,500,000)	-
Total liabilities assumed	$1,802,000	$839,400

		Pentec Inc. and Pentec
2007:	Benefit Dynamics Inc.	Capital Management	The Pension Alliance Inc.

Fair value of assets acquired	$938,318	$6,027,702	$8,847,393
Cash paid	(348,770)	(1,731,622)	(4,776,299)
Notes issued	(200,000)	(1,450,000)	(1,175,000)
Common stock issued	-	(250,000)	(675,000)
Total liabilities assumed	$389,548	$2,596,080	$2,221,094

	California Investment	Alaska Pension	Alan N. Kanter
2008:	Annuity Sales	Services, Ltd.	& Associates, Inc.

Fair value of assets acquired	$2,949,929	$1,663,443	$2,663,679
Cash paid	(1,535,929)	(935,761)	(2,093,776)
Due to sellers	-	-	(65,938)
Notes issued	(950,000)	(220,000)	-
Common stock issued	-	(220,000)	-
Total liabilities assumed	$464,000	$287,682	$503,965

	Retirement & Employee
2008:	Benefit Services Inc.	REPTECH Corp.	The Pension Group, Inc.

Fair value of assets acquired	$178,257	$5,001,218	$6,315,702
Cash paid	(178,257)	(2,036,652)	(3,636,807)
Notes issued	-	(922,656)	(617,500)
Common stock issued	-	(715,104)	(467,500)
Total liabilities assumed	$-	$1,326,806	$1,593,895

	Standard Retirement
2009:	Services, Inc.	Custom K, Inc.

Fair value of assets acquired	$591,000	$42,000
Cash paid	(68,653)	(15,000)
Accrued contingent obligations	(522,347)	-
Total liabilities assumed	$-	$27,000

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

As of December 31, 2009, the Company owned 22 operating units in fourteen states. The wholly-owned subsidiaries are based in Lake Mary, FL; North Attleboro, MA; Haddonfield, NJ; Yorktown Heights, NY; New York, NY; Beaverton, OR; Horsham, PA; Wayne, PA; Warwick, RI; Houston, TX; Marina Del Rey, CA; Seattle, WA; Harrisburg, PA; Southington, CT; Pikesville, MD; Anchorage, AK; Denver, CO and Laguna Hills, CA. The Company’s corporate headquarters is located in Dublin, Ohio.

On February 18, 2005, Fast Eddie Racing Stables, Inc. ("FEST"), a public "Shell Company", entered into an Agreement and Plan of Reorganization (the "Acquisition") with Duncan Capital Financial Group, Inc. ("Duncan Capital"). On March 9, 2005, FEST completed the acquisition of Duncan Capital. On March 15, 2005, FEST changed its name to National Investment Managers, Inc. The Acquisition was effected through the exchange of 12,040,000 shares of common stock of FEST for 12,040,000 shares of common stock of Duncan Capital and Duncan Capital effectively became a wholly-owned subsidiary of FEST. Under the terms of the Agreement, the former shareholders of Duncan Capital held approximately 94% of the outstanding common shares of FEST immediately after the effective time of the merger. In addition, each outstanding option and warrant to purchase Duncan Capital common stock was converted into an option or warrant to purchase the number of shares of FEST common stock equal to the number of Duncan Capital common shares underlying the option or warrant immediately prior to the closing of the transaction. Subsequent to the Acquisition, 3,820,000 shares of Series A Preferred Stock of Duncan Capital was surrendered in exchange for an equivalent number of preferred shares of NIVM containing identical terms. As the former shareholders of Duncan Capital control FEST after the transaction, the merger was accounted for as a reverse acquisition under which, for accounting purposes, this transaction is considered to be a capital transaction in substance, rather than a business combination. This resulted in the owners of Duncan Capital (the "accounting acquirer") having actual or effective operating control of the Company after the transaction, with the shareholders of FEST (the "legal acquirer") continuing only as passive investors. No goodwill was recognized since FEST was a "Shell Company."

On December 13, 2004, Duncan Capital, an incorporated company with no operations, acquired 100% of the issued and outstanding securities of Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein, Inc. (collectively the “PAS Group").

On August 2, 2005, the Company acquired 100% of the issued and outstanding securities of Stephen H. Rosen & Associates, Inc., ("SHRA") and Haddon Strategic Alliance, Inc. ("Haddon") (collectively the "SHRA Group").

On November 30, 2005, the Company acquired certain assets and liabilities of American Benefit Resources, Inc. ("ABR") and 100% of the capital stock of the wholly-owned subsidiaries of ABR, National Associates, Inc. N.W. ("National"), ABR Advisors, Inc. ("Advisors"), BPI/PPA, Inc. ("BPI"), Benefit Management, Inc. ("BMI"), MLK Capital Management, Inc. ("MLK Capital"), VEBA Administrators, Inc. dba Benefit Planning, Inc. ("VEBA") and AFC Enterprises, Inc. ("AFC"), (collectively the "ABR Group").

On January 4, 2006, the Company acquired 100% of the issued and outstanding securities of Valley Forge Enterprises, Ltd. ("Valley Forge").

On March 24, 2006, the Company sold to M. Lane Kerns, Billie Kerns, and Kerns Asset Management, LLC (i) 100% of the issued and outstanding securities of MLK Capital and (ii) certain assets, client relationships and liabilities of BMI related to the third party administration business.

On October 3, 2006, the Company acquired 100% of the issued and outstanding securities of Lamoriello & Co., Inc. ("LCI"), Circle Pension, Inc. ("CPI"), and Southeastern Pension Services, Inc. ("SPSI") (collectively “The Lamoriello Entities”).

On December 1, 2006, the Company acquired 100% of the issued and outstanding securities of National Actuarial Pension Services ("NAPS").

On January 2, 2007, the Company acquired 100% of the issued and outstanding securities of Benefit Dynamics Inc. (“BDI”).

On February 28, 2007, the Company acquired 100% of the issued and outstanding securities of Pentec, Inc. (“Pentec”) and Pentec Capital Management Inc. (“PCM”).

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

On February 28, 2007, the Company acquired 100% of the issued and outstanding securities of The Pension Alliance (“TPA”).

On April 3, 2008, the Company acquired 100% of the issued and outstanding securities of California Investment and Annuity Sales, Inc. (“CIAS”).

On June 30, 2008, the Company acquired 100% of the issued and outstanding securities of Alaska Pension Services, Ltd. (“Alaska Pension”).

On July 16, 2008, the Company acquired 100% of the issued and outstanding securities of Alan N. Kanter & Associates, Inc. (“Kanter & Associates”).

On August 5, 2008, the Company purchased certain assets of Retirement & Employee Benefit Services, Inc. (“REBS”).

On October 2, 2008, the Company acquired 100% of the issued and outstanding securities of Pension Technical Services, Inc. d/b/a REPTECH Corp. (“REPTECH”).

On November 26, 2008, the Company acquired 100% of the issued and outstanding securities of The Pension Group, Inc. (“TPG”).

On October 28, 2009, the Company purchased certain assets of Standard Retirement Services, Inc. (“Standard”).

On December 31, 2009, the Company purchased certain assets and liabilities of Custom K, Inc. (“Custom K”).

The accompanying 2008 consolidated financial statements include (i) the accounts of CIAS from April 3, 2008 through December 31, 2008, (ii) the accounts of Alaska Pension from June 30, 2008 through December 31, 2008, (iii) the accounts of Kanter & Associates from July 16, 2008 through December 31, 2008, (iv) the accounts of REPTECH from October 2, 2008 through December 31, 2008 and (v) the accounts of TPG from November 26, 2008 through December 31, 2008 (vi) and the assets of REBS which are being administered by Pentec,

The accompanying 2009 consolidated financial statements include (vii) the assets of Standard which are being administered by various subsidiaries within the Company (viii) and the assets of Custom K which are being administered by SHRA.

Note 2—Significant Accounting Policies and Liquidity

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

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

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

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee to the client is fixed or determinable, and collectability is reasonably assured. These criteria are in accordance with GAAP and the Revenue Recognition Topic of the FASB ASC.

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

Net Loss Per Common Share
The Company complies with the Earnings Per Share Topic of the FASB ASC. Basic net loss per common share includes no dilution and is computed by dividing net loss available to common shareholders by the weighted average number of common shares outstanding for the periods. Diluted net loss per common share is computed using the weighted average number of common shares outstanding for the periods plus the effect of any dilutive potential common shares. Dilutive potential common shares consist of the assumed exercise of stock options and warrants, the proceeds of which are then assumed to have been used to repurchase outstanding stock using the treasury stock method, and the assumed conversion of convertible notes and preferred stock.

Unexercised stock options and warrants to purchase common stock and notes and preferred stock convertible into common stock as of December 31, 2009 and 2008 are as follows (in shares):

	December 31, 2009	December 31, 2008

Options and warrants	27,597,519	27,160,519
Preferred stock	32,960,008	32,960,008
Convertible notes	-	544,355
	60,557,527	60,664,882

For the years ended December 31, 2009 and 2008, respectively, options and warrants include non-vested shares of 802,500 and 909,167.

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share since their inclusion would be anti-dilutive.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

A portion of the employee options granted in 2009 may only be exercised if authorized common shares are available. Furthermore, the Company is not obligated to settle these options in cash.

Reclassifications
Certain amounts in the 2008 consolidated financial statements and disclosures have been reclassified to conform to the current year presentation.

Business Segments
In accordance with the Segment Reporting Topic of the FASB ASC, the Company has determined that they operate in a single segment within the financial services industry entirely within the United States of America and its territories.

Cash, Cash Equivalents and Restricted Cash
For purposes of the consolidated statements of cash flows, cash equivalents consist of highly-liquid investments purchased with a remaining maturity of three months or less. Cash that is restricted as to its usage consists of cash on deposit from client flexible spending plans. Restricted cash at December 31, 2009 and 2008 is $33,263 and $411,299, respectively. The Company maintains cash balances at financial institutions in excess of the amount insured by the Federal Deposit Insurance Corporation.  Management regularly monitors the financial condition of these institutions to minimize any potential risk of loss associated with these accounts.

Share Based Payments
The Company complies with the fair value recognition provisions of the Compensation and Equity Topics of the FASB ASC. This guidance requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 25.0% to 60.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a range of risk-free interest rates of 1.55% to 4.19% which coincides with the expected life of the options and warrants at the time of issuance.

There was no cash flow effect resulting from these arrangements.

Contingent Consideration
The Company has incorporated contingent consideration into the structure of certain acquisitions completed. These arrangements generally result in the payment of additional consideration to the sellers upon the satisfaction of certain events.

For acquisitions prior to 2009, the additional cash payments or share issuances are contingent considerations and are considered to be additional purchase consideration and will be accounted for as part of the purchase price of the firms when the outcome of the contingency is determinable beyond a reasonable doubt.

For acquisitions beginning in 2009, the additional cash payments or share issuances are contingent consideration accounted for under the Business Combinations Topic of the FASB ASC and are considered to be additional purchase consideration as part of the purchase price of the firms at the time of acquisition. These contingencies will be reassessed on a periodic basis until the final outcome of the contingency is determinable but not longer than the measurement period, with the change recorded to identifiable intangibles.

Property and Equipment
Property and equipment are recorded at cost and depreciated using the straight-line method over their estimated useful lives, generally 3 to 7 years. Leasehold improvements are amortized over the shorter of their estimated useful lives or the terms of the leases. Betterments and improvements are capitalized while repairs and maintenance are expensed as incurred.

Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the Intangibles - Goodwill and Other Topic of the FASB ASC. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment, at least annually, in accordance with this guidance. This guidance also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the Property, Plant, and Equipment Topic of the FASB ASC.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

In accordance with the guidance of the Property, Plant, and Equipment Topic of the FASB ASC, long-lived assets, such as property and equipment and purchased intangible assets subject to amortization, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to estimated undiscounted future cash flows expected to be generated by the asset. If the carrying amount of an asset exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of the asset exceeds the fair value of the asset.

No impairment losses have been recognized to date on goodwill. In December 2008, the remaining $166,667 in unamortized customer list intangible asset for Haddon was written off due to a previously unanticipated loss in customer base.

Income Taxes
The Company complies with the Income Taxes Topic of the FASB ASC, which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred income tax assets to the amount expected to be realized.

In accordance with the guidance of the Income Taxes Topic of the FASB ASC, there were no unrecognized tax benefits as of December 31, 2009 and 2008. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax expense or benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at December 31, 2009 and 2008. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of this guidance did not have a material impact on the Company's consolidated financial position, results of operations and cash flows.

Fair Value of Financial Instruments
The fair value of the Company's assets and liabilities, which qualify as financial instruments under the Financial Instruments Topic of the FASB ASC, approximate the carrying amounts presented in the accompanying consolidated balance sheets.

Derivative Financial Instruments
The Company accounts for non-hedging contracts that are indexed to, and potentially settled in, its own common stock in accordance with the provisions of the Derivatives and Hedging Topic of the FASB ASC. These non-hedging contracts accounted for in accordance with this guidance include freestanding warrants and options to purchase the Company's common stock as well as embedded conversion features that have been bifurcated from the host financing contract. Under certain circumstances that could require the Company to settle these equity items in cash or stock, and without regard to probability, this guidance could require the classification of all or part of the item as a liability and the adjustment of that reclassified amount to fair value at each reporting date, with such adjustments reflected in the Company's consolidated statements of operations.

Business Acquisitions, Purchase Price Allocations and Intangible Assets
As of December 31, 2009, we had completed 16 groups of acquisitions. All of these acquisitions have been accounted for using the acquisition method, and their related net assets and results of operations were included in our consolidated financial statements commencing on their respective acquisition dates. Certain acquisitions have provisions for contingent additional consideration based upon their financial results. For acquisitions prior to 2009, this additional consideration is reflected as an increase in goodwill or identifiable intangibles when results are achieved and the outcome of the contingency is determinable beyond a reasonable doubt. For acquisitions beginning in 2009, the fair value of the contingency is estimated at the time of acquisition. It is reassessed on a periodic basis until the final outcome is determinable but not longer than the measurement period, with the change recorded to goodwill or identifiable intangibles. We allocate the excess of purchase price over net assets acquired to customer relationships, covenants not to compete, employment contracts, trade name, and goodwill. We amortize intangibles such as customer lists/ relationships, trade names, covenants not to compete and employment agreements over their estimated useful lives. In accordance with the Intangibles-Goodwill and Others Topic of the FASB ASC, we do not amortize goodwill.

Arrangements with Off-Balance Sheet Risk - Guarantees
The Contingencies and Guarantees Topics of the FASB ASC discuss the requirements relating to a guarantor's accounting for and disclosures of certain guarantees issued. The Company has not entered into any guarantees in 2009 and 2008.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Adoption of New Accounting Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued guidance in the Consolidation Topic of the FASB Accounting Standards Codification (“ASC”). The guidance establishes accounting and reporting standards for ownership interest in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The guidance also establishes disclosure requirements that clearly identify and distinguish between the interest of the parent and the interest of the non-controlling owners. The guidance is effective for the Company beginning January 1, 2009. The guidance does not have a material impact on the Company’s consolidated financial statements.

In December 2007, the FASB issued guidance in the Business Combinations Topic of the FASB ASC. This guidance requires the acquiring entity in a business combination to recognize most identifiable assets acquired, liabilities assumed, non-controlling interests and goodwill acquired in a business combination at full fair value; establishes the acquisition date fair value as the measurement objective for all assets acquired and liabilities assumed; and requires the acquirer to disclose to investors and other users all of the information they need to evaluate and understand the nature and financial effect of the business combination. This guidance is effective for the Company beginning January 1, 2009. The adoption of this guidance on January 1, 2009 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows during the year ended December 31, 2009. However, the application of this guidance to future acquisitions could impact the Company’s financial condition and results of operations and the reporting of acquisitions in the consolidated financial statements.

In March 2008, the FASB issued guidance on disclosures in the Derivatives and Hedging Topic of the FASB ASC. This guidance requires enhanced disclosures about an entity’s derivative and hedging activities and thereby improves the transparency of financial reporting. The objective of the guidance is to provide users of financial statements with an enhanced understanding of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This guidance is effective for the Company beginning January 1, 2009. The Company does not make it a practice to participate in derivative transactions except in financing arrangements with lenders. See Note 7, Debt, for further discussion as it relates to the accounting treatment and effect on the Company’s Consolidated Balance Sheets as of December 31, 2009 and 2008. The resulting change in fair value of derivative financial instruments is disclosed on the Company’s Consolidated Statements of Operations and Cash Flows as of December 31, 2009 and 2008. The Company currently does not participate in any hedging transactions.

In April 2009, the FASB issued guidance in the Business Combinations Topic of the FASB ASC. This addresses application issues, including: (1) initial recognition and measurement; (2) subsequent measurement and accounting; and (3) disclosure of assets and liabilities arising from contingencies in a business combination. This guidance was prospectively effective for business combinations consummated in fiscal years beginning on or after December 15, 2008, with early application prohibited. The adoption of this guidance on January 1, 2009 did not have a material impact on the Company’s consolidated financial position, results of operations and cash flows during the year ended December 31, 2009. However, the application of this guidance to future acquisitions could impact the Company’s financial condition and results of operations and the reporting of acquisitions in the consolidated financial statements.

In May 2008, the FASB issued guidance in the Debt Topic of the FASB ASC. This guidance provides clarification on convertible instruments that may be settled in cash upon conversion (including partial cash settlement). Additionally, this guidance specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. This guidance is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and is to be applied retrospectively for all periods that are presented in the annual financial statements for the period of adoption. This guidance does not have a material impact on the Company’s consolidated financial statements.

In April 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of the FASB ASC. This guidance affirms that the objective of fair value when the market for an asset is not active is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions. It provides guidance for estimating fair value when the volume and level of market activity for an asset or liability have significantly decreased and determining whether a transaction was orderly. This guidance applies to all fair value measurements when appropriate and is effective for the Company for the quarterly period beginning April 1, 2009. The guidance does not have a material impact on the Company’s consolidated financial statements.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

In April 2009, the FASB issued guidance in the Financial Instruments and Interim Reporting Topics of the FASB ASC. This guidance requires disclosures about fair value of financial instruments in interim financial statements. It requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. This guidance is effective for periods ending after June 15, 2009, with comparative disclosures required only for periods ending subsequent to initial adoption. The Company has disclosed the assumptions used to estimate the fair value of financial instruments in the notes to consolidated financial statements.

In May 2009, the FASB issued guidance in the Subsequent Events Topic of the FASB ASC. This guidance is intended to establish general standards of accounting for and disclosures of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Specifically, this standard sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the Company’s consolidated financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its consolidated financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date.  This guidance is effective for fiscal years and interim periods ended after June 15, 2009 and will be applied prospectively. The Company adopted this guidance during the second quarter of 2009, and its adoption did not have a material impact on the Company’s consolidated financial statements for the year ended December 31, 2009. In February 2010, the FASB issued guidance in the Subsequent Events Topic of the FASB ASC in which an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated. This guidance is effective immediately.

In June 2009, the FASB issued guidance in the General Accepted Accounting Principles Topic of FASB ASC. This guidance modifies the GAAP hierarchy by establishing only two levels of GAAP, authoritative and non-authoritative accounting literature. Effective July 2009, the ASC, also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Non-authoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section and paragraph, each of which is identified by a numerical designation. This guidance is effective for interim and annual periods beginning with the third quarter of 2009.

In August 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of FASB ASC. The guidance updates the fair value measurement of liabilities that provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available; a reporting entity is required to measure fair value using alternative valuation techniques. This guidance provided in this update is effective for interim and annual periods beginning after August 27, 2009. Valuation techniques used by the Company are disclosed in Note 8.

New Accounting Pronouncements
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

In January 2010, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of FASB ASC. The guidance requires reporting entities to make new disclosures about recurring and nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. The guidance also clarified existing fair value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuance, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Liquidity
At December 31, 2009 and 2008, the Company's working capital deficit was approximately $9.3 million and $11.2 million, respectively and its accumulated deficit was approximately $23.6 million and $21.1 million, respectively. Further, for the years ended December 31, 2009 and 2008, the Company generated losses before preferred stock dividends of approximately $0.5 million and $0.1 million, respectively and its cash flows from operations were approximately $5.4 million and $4.2 million, respectively.

In 2009, cash generated from operating activities increased as a result of annualized results from the Company’s 2008 acquisitions. In addition, through its senior lending arrangements, the Company has access to a Revolving Line of Credit of up to $2.0 million, which was temporarily increased to $2.5 million through December 31, 2009 and further extended through February 28, 2010, to supplement its cash generated from operations. At December 31, 2009, the Company had $2.5 million of principal outstanding under this arrangement. At December 31, 2008, the Company had approximately $0.3 million of principal outstanding and $1.7 million available under this arrangement. Effective April 26, 2010, the maximum principal amount available under the Revolving Line of Credit was increased to $4.0 million as a result of an amendment to its current senior lending arrangement as disclosed in Note 7.

On April 12, 2010, in order to alleviate a lack of short-term liquidity, the Company obtained an additional loan of $0.5 million for short term working capital purposes from its subordinated lenders due on May 15, 2010. The Company intends to use funds available from the increased Revolving Line of Credit to pay off the short term working capital loan.

The Company’s existing commitments for term notes from senior and subordinated lenders are currently exhausted. The Company has amended its current lending arrangements, with its existing lenders, beyond 2010.  In the amendments, the Company has agreed that its senior or subordinated lenders may terminate its forbearance agreements if, in the lender’s reasonable judgment, the Company has not made satisfactory progress toward a reasonably satisfactory recapitalization initiative by July 15, 2010 or any date thereafter through the forbearance period. If the Company is not successful in its recapitalization or refinancing efforts, it will not have the ability to pay the senior and subordinated senior debt at the end of the forbearance period.

Management establishes an annual plan for operations and then utilizes the operating plan, current financial results, equity and credit market conditions, and other factors to forecast its quarterly and annual financial results and related cash flows from operations. Based upon management's cash forecast for revenues, operating expenses and debt services, the Company believes its cash resources will be adequate to fund operations through December 31, 2010.

As a result of the dramatic decrease in the availability of credit in the marketplace and general liquidity constraints, the Company engaged in limited acquisition activity in 2009. The Company did complete two asset purchase transactions, most notably the acquisition of a book of business consisting of approximately 500 balance forward plans from Standard Retirement Services, Inc. Beyond these two acquisitions, management’s primary focus in 2009 has been to enhance operating efficiencies and increase the effectiveness of the existing operating subsidiaries through the implementation of technology and operational upgrades.

Note 3—Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are recorded at cost less an allowance for doubtful accounts.

The Company maintains allowances for doubtful accounts for estimated losses from clients' inability to make payments as invoiced. Each account that is more than 60 days delinquent and other accounts when information known to us indicates amounts may be uncollectible are assessed for ultimate collectability and the need for allowance. In order to estimate the appropriate level of the allowance, management considers such factors as historical bad debts, current client creditworthiness, changes in client payment patterns and any correspondence with the client. If the financial condition of the Company’s clients were to deteriorate and impair their ability to make payments, additional allowances might be required in future periods. The allowance for doubtful accounts as of December 31, 2009 and 2008 was approximately $418,000 and $122,000, respectively.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 4—Property and Equipment

The following is a summary of property and equipment:

	December 31, 2009	December 31, 2008
Property and Equipment
(includes $1,248,467 and $1,246,017 of property and equipment from acquisitions, respectively)	$3,401,269	$2,163,387
Less: accumulated depreciation	(1,851,211)	(1,129,340)
	$1,550,058	$1,034,047

Depreciation expense was approximately $722,000 and $500,000 for the years ended December 31, 2009 and 2008, respectively.

Note 5—Goodwill and Other Intangible Assets

Goodwill
The changes in the carrying amount of goodwill are as follows:

Balance as of January 1, 2008	$20,705,032
Goodwill acquired during the year	5,693,649
Purchase Price Adjustment	2,075,433
Balance as of December 31, 2008	28,474,114
Goodwill acquired during the year	276,216
Purchase Price Adjustment	75,843
Balance as of December 31, 2009	$28,826,173

Other Intangible Assets
Other intangible assets recognized in connection with the Company's Duncan Capital, PAS Group, SHRA Group, ABR Group, Valley Forge, the Lamoriello Entities, NAPS, BDI, Pentec, PCM, TPA, CIAS, Alaska Pension, Kanter & Associates, REBS, REPTECH, TPG, Standard and Custom K acquisitions include the following:

	Gross
	Carrying	Accumulated		Estimated
	Amount	Amortization	Net	Lives

Customer lists / relationships	$35,413,444	$10,716,417	$24,697,027	5 - 15 years
Covenants not to compete	10,786,540	8,705,567	2,080,973	1 - 4 years
Trade name	2,574,000	514,543	2,059,457	7 - 15 years
Employment agreements	2,207,000	2,108,250	98,750	1 - 2 years
Other intangibles	25,403	5,997	19,406	6 years
	$51,006,387	$22,050,774	$28,955,613

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

These other intangible assets will be amortized by use of the straight-line method over the estimated lives of the assets. During the years ended December 31, 2009 and 2008, amortization expense related to customer lists/relationships and other intangible assets were approximately $6,528,000 and $6,412,000, respectively. Management periodically evaluates the recoverability of intangible assets, taking into account events or circumstances that may warrant a revision to estimated useful lives or impairment conditions.

Estimated amortization expense for future years will change primarily as the Company continues to acquire firms.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Impairment of Goodwill and Intangible Assets:
The Company evaluates its amortizing intangible assets and goodwill for impairment in accordance with the Intangibles - Goodwill and Other and Plant, Property and Equipment Topics of the FASB ASC.

In connection with its evaluation, management proactively looks for indicators of impairment. Indicators include, but are not limited to, sustained operating losses or a trend of poor operating performance and significant customer or revenue loss. If one or more indicators of impairment exist among any of the Company's firms, the Company performs an evaluation to identify potential impairment. If impairment were to be identified, the Company would measure and record the amount of impairment loss. No impairment losses have been recognized to date on goodwill. In December 2008, the remaining $166,667 in unamortized customer list intangible asset for Haddon was written off due to an unanticipated loss in customer base which is included in depreciation and amortization on the Consolidated Statements of Operations and the Consolidated Statements of Cash Flows.

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

Note 6 —Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consist of the following:

	December 31, 2009	December 31, 2008
Payroll and payroll related	$404,101	$1,034,472
Vacation	77,618	307,576
Accrued investor fees	1,873,033	1,873,033
Due to former owners of certain subsidiaries	355,965	1,879,264
Interest payments to lenders	186,212	127,846
Contingent payments to sellers - asset purchase	522,347	-
Other	432,310	380,628
	$3,851,586	$5,602,819

Note 7—Debt

Summary and Future Maturities

Long-term debt activity for the years ended December 31, 2009 and 2008 consisted of the following:

	December 31, 2009	December 31, 2008
Senior Term Note	$12,000,000	$14,750,000
Subordinated Sr Note	12,992,542	12,404,150
Seller notes	2,868,489	4,447,656
Capitalized leases	62,254	93,393
	27,923,285	31,695,199
Less: unamortized debt discount	(1,454,175)	(2,423,569)
	26,469,110	29,271,630
Less: current portion	(3,352,743)	(5,560,800)
	$23,116,367	$23,710,830

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Principal payments due on long-term debt for the years ending December 31 are as follows:

2010	$3,352,743
2011	24,552,764
2012	13,595
2013	4,183
2014	-
$27,923,285

Revolving Line of Credit and Senior Term Note
On November 30, 2007, the Company entered into (i) a Revolving Line of Credit and Term Loan Agreement (the "Senior Loan Agreement") with RBS Citizens Bank (“Senior Lender”) and (ii) a Securities Purchase and Loan Agreement (the "Subordinated Senior Agreement") with Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Lehman Brothers Commercial Bank (the “Subordinated Senior Lenders”). A principal amount of the proceeds generated from the two financings were used to retire existing debt. Pursuant to the Senior Loan Agreement, the Company entered into a Revolving Line of Credit in the initial amount of $1,000,000 (the "Revolver") and a Term Loan Promissory Note in the initial amount of $8,000,000 (the "Term Loan"). If certain conditions are satisfied, the Company may utilize additional financing under the Revolver up to $1,000,000 (the "Additional Revolver") and additional term loans up to $7,000,000 (the "Additional Term Loan") to fund future acquisitions (the Term Loan and the Additional Term Loan are collectively referred to as the “Senior Term Note”). On July 15, 2008, the Company borrowed an additional $2,358,375 on the Senior Term Note. As part of the transaction, the Company paid $22,992 in deferred financing costs which will be amortized over the remaining life of the loan. On October 2, 2008, the Company borrowed an additional $1,937,760 on the Senior Term Note. On November 26, 2008, the Company borrowed the remaining $2,703,865 on the Senior Term Note exhausting the availability of funds under the Senior Term Note. The Senior Term Note and the Revolving Line of Credit bear interest at the applicable LIBOR rate of interest. The Senior Term Note and the Revolving Line of Credit mature on July 31, 2010; but, were extended under the April 26, 2010 amendment discussed further in the Subsequent Events - Debt Amendments section of this Note 7. From closing through November 30, 2008, the Company was required to pay interest accruing on the Senior Term Note and the Revolving Line of Credit on the last day of the applicable LIBOR interest period. Subsequent to November 30, 2008, the Company is required to pay the applicable amount of interest owed on the Senior Term Note and the Revolving Line of Credit as well as a portion of the principal of the Senior Term Note based upon a five year straight line amortization schedule of $250,000 in principal on a monthly basis with the remaining outstanding principal balance to be paid in one lump sum on the date of maturity. Commencing January 1, 2008, the Company is obligated to pay an unused commitment fee on the first business day of each quarter for any amounts not used by the Company under the Additional Term Loan. The unused commitment fee to be paid is equal to one-quarter multiplied by the applicable basis point level, which is contingent upon the Company's ratio of total debt funded to EBITDA. The Senior Lender has a secured lien on all assets of the Company and its subsidiaries. The Company may prepay the Senior Term Note and the Revolving Line of Credit at anytime.

As of December 31, 2009, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $2.5 million and $12.0 million, respectively and the interest rate was 4.73%. As of December 31, 2008, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $0.3 million and $14.8 million, respectively and the interest rate was 4.18% and 4.68%, respectively.

Subordinated Senior Term Note
The Subordinated Senior Note bears interest at 15% of which 12% is due and payable on a monthly basis and 3% (the "Compounded Rate") is compounded monthly and added to the principal amount of the Subordinated Senior Note. The Subordinated Senior Note matures on the earlier of January 31, 2011, the occurrence of a capital transaction, or an event of default. A capital transaction includes the sale, disposition, dissolution or liquidation of the Company's assets or subsidiaries, the acquisition by any person of 30% or more of the Company's common stock or a public offering in the minimum amount of $20,000,000 (a "Capital Transaction"). The Subordinated Senior Lenders have a secured lien on all assets of the Company and its subsidiaries and would be entitled to foreclose on the Company's assets in the event of default, subject to the rights of the Senior Lender. The Company may prepay the Subordinated Senior Notes at any time after May 30, 2009.

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

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

The Subordinated Senior Lenders may elect to require the Company to pay an additional fee (the "Fee Agreement") as well as the Conditional Interest Payment ("CIP Payment") at (i) January 31, 2011, (ii) the date of consummation of a Capital Transaction, or (iii) an event of default. The Fee Agreement is based upon the Subordinated Senior Lenders ownership in the Company and the per share price of the Company's common stock. The CIP Payment is equal to 5% of the Company's equity value which is payable on the 90th day following receipt of such notice from the Subordinated Senior Lenders and an additional payment equal to 1.5% of the Company's equity value is payable on the end of each calendar quarter thereafter. The aggregate CIP Payment may not exceed 15% of the Company's equity value. At any time after the Subordinated Senior Lenders deliver notice with respect to the CIP Payment, the Company may elect to purchase the shares of common stock underlying the Subordinated Senior Warrants at the Repurchase Price.

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

As of December 31, 2009 and 2008, approximately $13.0 million and $12.4 million, respectively, were outstanding under the Subordinated Senior Agreement.

In connection with the April 26, 2010 amendments, described further in the Subsequent Events - Debt Amendments section of this Note 7, the Subordinated Senior Lenders agreed to surrender the Subordinated Senior Warrants and relinquish their rights to the CIP Payment and the Fee Agreement.

Covenant Compliance and Related Debt Amendments
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

As of December 31, 2008, the Company was not in compliance with certain covenants under the Senior Loan Agreement and the Subordinated Senior Agreement. The Company’s decline in asset based revenues, as a result of the dramatic decline in the U.S. equity markets in the second half of 2008, negatively impacted its ability to achieve Adjusted EBITDA targets as planned and three out of five related debt covenants presented below. As a result, management entered into Waiver and Amendment Agreements to the Senior Loan Agreement and the Subordinated Senior Agreement (“Waiver and Amendment Agreements”) in March 2009. Under the terms of the Waiver and Amendment Agreements, the Senior Lender and Subordinated Senior Lenders waived the existing defaults on the debt covenants at December 31, 2008 and revised future covenant calculations.  In exchange, the Company is subject to an increase in the interest rates of 1.25% on the Senior Term Note and 1.75% on the outstanding Revolving Line of Credit, over the remaining term of the Senior Loan Agreement. In addition, the Company incurred one-time amendment fees totaling $100,625 (of which $60,000 was added to the Subordinated Senior Note) upon the effective date and is now subject to a 0.25% unused commitment fee on the Revolver which the Company does not expect to be material. The Senior Lender and the Subordinated Senior Lenders will also have approval rights for all future acquisitions and the Company will be subject to more frequent and timely compliance and reporting requirements with the Senior Lender.

On September 29, 2009, the Company and Senior Lender agreed to temporarily increase the maximum principal amount available under the Revolving Line of Credit to $2,500,000 through December 31, 2009 and later extended through February 28, 2010. At February 28, 2010, the Company is required to repay any amounts outstanding under the Revolving Line of Credit in excess of $2,000,000. As part of the transaction, the Company paid or accrued $61,583 as of December 31, 2009 in deferred financing costs associated with the original increase in the Revolving Line of Credit dated September 29, 2009, which will be amortized over the remaining life of the loan. The agreement was further amended as part of the April 26, 2010 amendment described further in the Subsequent Event – Debt Amendments section of this Note 7.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

As of September 30, 2009, the Company was not in compliance with certain restrictive covenants in the Waiver and Amendment Agreements. As a result, the Senior Lender and the Subordinated Senior Lenders issued the Company reservation of rights letters, which notifies the Company of default under the Waiver and Amendment Agreements. The document indicates that this default entitles the Senior Lender and the Subordinated Senior Lenders to exercise certain rights and remedies under the Senior Loan Agreement and the Subordinated Senior Agreement through issuance of a Reservation of Rights letter. The Senior Lender and Subordinated Senior Lenders agreed to not exercise all their rights and remedies at this time; but, reserve the right to do so in the future. The Subordinated Senior Lenders exercised their right to increase the interest rate by 3% on the Subordinated Senior Note effective November 15, 2009. The increased interest is compounded monthly and added to the Subordinated Senior Note.

As of December 31, 2009, the Company was not in compliance with certain restrictive covenants in the Waiver and Amendment Agreements. As a result, the Company and the Senior and Subordinated Senior Lenders worked through an amendment process that culminated in amendments to the lending agreements at April 26, 2010. Under the amendments, the Senior and Subordinated Senior Lenders agreed to forbear from exercising their rights and remedies for identified events of default at December 31, 2009 and anticipated events of default during the forbearance period subject to certain terms and conditions which are discussed further in the Subsequent Events – Debt Amendments section of this Note 7.

The tabular presentation sets forth the Company’s most restrictive covenants for the trailing twelve month periods ended December 31, 2008, as originally defined, and December 31, 2009, as amended by quarter for 2009.

	Amended
	2009						2008
	Q1	Q2	Q3		Q4
Minimum Adjusted EBITDA (1)
Actual	$8,798,069	$9,638,281	$8,780,797	**	$8,884,905	***	$7,935,070	*
Covenant	$8,400,000	$9,000,000	$9,050,000		$10,100,000		$8,000,000

Maximum Leverage Ratio (2)
Actual	3.11	3.05	3.48	**	3.42	***	3.28	*
Covenant	3.25	3.25	3.25		2.75		3.00

Minimum Fixed Charge Coverage Ratio (3)
Actual	1.12	1.02	0.95	**	1.16	***	1.12	*
Covenant	1.05	1.00	1.00		1.20		1.25

Minimum Interest Coverage Ratio (4)
Actual	3.09	3.27	2.93		2.94		2.82
Covenant	2.25	2.25	2.25		2.50		2.00

Maximum Ratio of Total Funded Debt to Net Worth (5)
Actual	1.45	1.21	1.17		1.18		1.51
Covenant	2.00	2.00	2.00		2.00		2.50

* Waived as a part of the Waiver and Amendment Agreement dated March 2009.

** Reservation of rights issued by the Senior Lender and Subordinated Senior Lenders dated November 13, 2009.

*** Under the Senior Loan Amendment and Subordinated Senior Amendment entered into on April 26, 2010, the Senior and Subordinated Senior Lenders agreed to forbear from accelerating or otherwise enforcing their rights and remedies with respect to the above covenant defaults under the Senior Loan and Subordinated Senior Amendments until January 2011.

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

(3) Minimum Fixed Charge Coverage Ratio is the quotient of Operating cash flow and Debt Service. Operating cash flow is the sum of  Minimum Adjusted EBITDA and the trailing twelve months of Adjusted EBITDA from acquisitions less taxes paid and capital expenditures during the trailing twelve month period. Debt Service is the sum of the current portion of all long term debt and the trailing twelve months of interest expense.

(4) Minimum Interest Coverage Ratio is the quotient of Minimum Adjusted EBITDA divided by the trailing twelve month interest expense.

(5) Maximum Ratio of Total Funded Debt to Net Worth is the quotient of funded debt divided by the total of assets, less liabilities plus the accumulated amortization of intangible assets recorded since November 30, 2007 (the date of debt agreement).

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Following is a reconciliation of Minimum Adjusted EBITDA to net loss available to common stockholders:

Year Ended
December 31, 2009

Minimum Adjusted EBITDA for the trailing twelve months	$8,884,905

Depreciation and amortization	(7,250,168)

Stock based compensation	(433,126)

Change in fair value of derivative financial instruments	786,645

Contractually specific charges to goodwill	254,739

Interest expense	(4,593,641)

Debt and other restructuring charges	(60,000)

Income tax expenses	(184,686)

Deferred income tax benefit	2,119,076

Preferred stock dividends	(1,977,600)

Net loss available to common stockholders	$(2,453,856)

Subsequent Events – Debt Amendments
On April 12, 2010, the Company entered into an agreement with the Subordinated Senior Lenders to receive an additional loan (“Short-Term Working Capital Loan”) of $500,000 to be used for short-term working capital needs. For use of the funds, the Company paid a fee of $5,000. The Short-Term Working Capital Loan accrues interest at 12% per annum. The principal amount and any accrued and unpaid interest is due on May 15, 2010. Any unpaid amounts at maturity will continue to accrue interest at 18% per annum.

On April 26, 2010, the Company entered into an amendment (“Senior Loan Amendment”) to the Senior Loan Agreement. In the Senior Loan Amendment, the Senior Lender agreed to forbear from accelerating or otherwise enforcing its rights and remedies with respect to currently existing covenant defaults and anticipated events of covenant defaults under the Senior Loan Agreement until January 2, 2011 (the “Forbearance Period”) and, in addition, extend the maturity of the indebtedness until January 2, 2011. The Senior Lender agreed to increase the maximum principal amount available under the Revolving Line of Credit to $4,000,000 during the Forbearance Period. All advances on the Revolving Line of Credit after the date of the Senior Loan Amendment, including any outstanding draws, will incur interest, payable on a monthly basis, at a rate of prime plus 6%. The Senior Lender also agreed to suspend the monthly principal payments of $250,000 on the Senior Term Note during the Forbearance Period. The Company will continue to pay the applicable amount of interest owed on the Senior Term Note on the last day of each month.

In return, the Company agreed as part of the Senior Loan Amendment that, among other things, the Senior Lender may terminate the Senior Loan Amendment during the Forbearance Period if the Company does not (i) meet specified cash flow tests of its cash receipts and disbursements measured weekly on a rolling six week and forbearance period-to-date basis, as defined in the amendment, during the Forbearance Period or (ii) maintain a specified minimum cash and available Revolving Line of Credit balance of $500,000 during the Forbearance Period.

The Company engaged a financial advisor to assist in exploring, evaluating and implementing one or more strategic alternatives for the recapitalization of the Company (“Recapitalization Initiative”), including refinancing its current debt, raising capital, and/or sale of the Company to a third party. The Senior Lender may terminate the Forbearance Period if, in the Senior Lender’s reasonable judgment, the Company has not made satisfactory progress regarding a reasonably satisfactory Recapitalization Initiative by July 15, 2010 or any date thereafter. The Company agreed to pay the financial advisor $60,000 upon the execution of an amendment to the loan agreements with Senior and Subordinated Senior Lenders and a monthly service fee of $30,000. In the event of a sale to a third party, the Company will pay the financial advisor a transaction fee of $950,000. In the case of a refinancing, the Company will pay the financial advisor a fee equal to (i) 1.5% of the total amount of senior debt raised, plus (ii) 3.0% of the total amount of any one-stop debt raised, plus (iii) 4.0% of the total amount of junior debt raised.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

The Company agreed to pay the Senior Lender an amendment fee (“Amendment Fee”) of $250,000, of which $50,000 was paid on the amendment date with the remainder to be paid in $25,000 monthly installments beginning May 31, 2010 and ending December 31, 2010.  The Company also agreed to pay the Senior Lender a monthly fee (“Monitoring Fee”) of $2,000 per month throughout the duration of the Forbearance Period and reimburse the Senior Lender for any legal fees in connection with the Senior Loan Amendment.

In addition, upon closing of a capital transaction, the Company is required to pay an additional fee to its Senior Lender. In the event of a sale to a third party, the Company will pay the Senior Lender a fee (“Borrower Sale Fee”) equal to the sum of $300,000 plus 0.75% of the excess of the gross purchase price paid for the Company over the Company’s outstanding indebtedness less any exit fees paid to the Subordinated Senior Lenders. In the case of a repayment in full or maturity, the Company will pay the Senior Lender a fee (“Borrower Refinancing Fee”) equal to 4% of the outstanding indebtedness to the Senior Lender. If a Company sale were to take place within six months after the maturity date or the repayment in full and if that sale transaction would result in a Borrower Sale Fee greater than $300,000, then the Company would pay the Senior Lender an amount equal to the difference between the Borrower Sale Fee and $300,000.

On April 26, 2010, in addition to the Senior Loan Amendment, the Company entered into an amendment (“Subordinated Senior Amendment”) to the Subordinated Senior Agreement with the Subordinated Senior Lenders. In the Subordinated Senior Amendment, the Subordinated Senior Lenders agreed to forbear from accelerating or otherwise enforcing its rights and remedies with respect to currently existing covenant defaults and anticipated events of covenant defaults under the Subordinated Senior Agreement until January 2, 2011 (the “Forbearance Period”). In addition, the Subordinated Senior Lenders agreed to surrender the Subordinated Senior Warrants, and relinquish their rights to the CIP Payment and the Fee Agreement.

In return, the Company agreed as part of the Subordinated Senior Amendment that, among other things, the Subordinated Lenders may terminate the Subordinated Senior Amendment during the Forbearance Period if the Company does not (i) meet specified cash flow tests of its cash receipts and disbursements measured weekly on a rolling six week and forbearance period-to-date basis as defined in the agreements during the Forbearance Period or (ii) maintain a specified minimum cash and available Revolving Line of Credit balance of $500,000 during the Forbearance Period.

The Company engaged a financial advisor to assist in exploring, evaluating and implementing one or more strategic alternatives for the recapitalization of the Company (“Recapitalization Initiative”), including refinancing its current debt, raising capital, and/or sale of the Company to a third party. The Subordinated Senior Lenders may terminate the Forbearance Period if, in the Subordinated Senior Lenders’ reasonable judgment, the Company has not made satisfactory progress toward a Recapitalization Initiative by July 15, 2010 or any date thereafter. The Company has agreed to pay the financial advisor as discussed above.

The Subordinated Senior Note continues to bear interest at 18%; however, only 6% is due and payable on a monthly basis and 12% is compounded monthly and added to the principal amount of the Subordinated Senior Note. The Company agreed to pay the Subordinated Senior Lenders a fee (“Modification Fee”) of $250,000, which is to be paid on the earlier of January 31, 2011, a capitalization transaction, or an event of default. The Modification Fee shall constitute an additional debt obligation and accrue interest at 18% per annum, compounded monthly, payable at the date the Modification Fee is due.

In addition, the Company agreed to pay the Subordinated Senior Lenders a fee (“Exit Fee”) payable on the earlier of (i) a sale of the Company to a third party, (ii) repayment of all amounts due the Subordinated Senior Lenders (“Repayment Event”), or (iii) January 31, 2011 (“Maturity”). In the event of a sale transaction occurring prior to a Repayment Event, the Exit Fee will be $450,000 plus 1.5% of the excess of the gross purchase price paid for the Company over the Company’s outstanding indebtedness less any Borrower Sale Fee paid to the Senior Lender. Upon a Repayment event or Maturity, the Exit Fee shall be $450,000.  If a Company sale were to take place within six months after a Repayment Event or Maturity and if that sale transaction would have resulted in an Exit Fee greater than $450,000, then the Company would pay the Subordinated Senior Lenders an amount equal to the difference between the greater Exit Fee and $450,000.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Seller Financing
In connection with the Company’s acquisition strategy, part of the purchase price is paid through seller financed instruments. As of December 31, 2009, total funds due to former owners were $2,868,489. Of this amount, $2,327,187 is due in 2010 and $541,302 in 2011. Seller financed instruments bear interest at 6% to 8% per annum. All seller financed instruments are uncollateralized. Under the terms of the Senior Loan Amendment and the Subordinated Senior Amendment, any subordinated payments, including seller financing, are not to be paid during the forbearance period unless otherwise approved by the Senior and Subordinated Senior Lenders. The Company will seek to amend and restructure any unpaid seller notes during the forbearance period, although, there is no guarantee that this can be accomplished.

On February 24, 2009, the Company executed a Restructured Promissory Note (the “TPA Restructured Note Agreement”) with the sellers of The Pension Alliance, Inc. (“TPA”) under which the parties agreed to execute replacement notes superseding and terminating all existing promissory notes with the sellers of TPA. Under the TPA Restructured Note Agreement, the Company agreed to issue promissory notes for an aggregate of $837,500 payable in nine equal principal monthly installments of $93,056, plus accrued interest, beginning on July 1, 2009 and ending March 1, 2010 at an interest rate of 8% per annum. Interest accrued on superseded promissory notes was paid to the sellers within fifteen business days after the effective date of the TPA Restructured Note Agreement.

On February 28, 2009, the Company executed a Restructured Promissory Note (the “Pentec Restructured Note Agreement”) with the seller of Pentec, Inc. (“Pentec”) and Pentec Capital Management, Inc. (“PCM”) under which the parties agreed to execute replacement notes superseding and terminating, the prior unpaid notes between the parties dated February 28, 2007. Under the Pentec Restructured Note Agreement, the Company agreed to issue a promissory note of $600,000 payable in six equal principal monthly installments of $100,000, plus accrued interest, beginning on July 1, 2009 and ending December 1, 2009 at an interest rate of 8% per annum. Any accrued interest on the remaining February 28, 2007 promissory notes was paid to the seller within fifteen business days after the effective date of the Pentec Restructured Note Agreement. At December 31, 2009, the restructured promissory note was paid in full.

On March 16, 2009, the Company executed restructured promissory notes with the sellers of CIAS (see Note 13).

On March 24, 2009, the Company executed promissory notes with the sellers of TPG (see Note 13).

On September 24, 2009, the Company executed an amendment to the promissory notes with the sellers of TPG (see Note 13).

On September 25, 2009, the Company executed an amendment to the promissory notes with the sellers of REPTECH (see Note 13).

On September 28, 2009, the Company executed an amendment to the restructured promissory notes with the sellers of CIAS (see Note 13).

On September 29, 2009, the Company executed Amendment No. 1 to the TPA Restructured Note Agreement with the sellers of TPA under which the sellers of TPA agreed to replace the remaining monthly principal installments of $93,056 plus accrued interest under the TPA Restructured Note Agreement, dated February 24, 2009, with a single principal payment of $558,333 on March 1, 2010 plus interest accrued from August 31, 2009. The Senior and Subordinated Senior Lenders have not authorized payment of the principal or accrued interest of this note as of April 26, 2010.

Derivative Liabilities
Pursuant to the Derivatives and Hedging Topic of FASB ASC, the Subordinated Senior Warrants and the Fee Agreement, meet the requirements of and are accounted for as a liability since they could require net-cash settlement by the Company.  This option to net-cash settle is out of the Company’s control.  The initial value of the Subordinated Senior Warrants and the Fee Agreement was treated as a discount to the corresponding note and recorded as a liability. The Company calculated the initial value of the Subordinated Senior Warrants to be $2,522,661 and the value of the Fee Agreement to be $654,575. The value of the Subordinated Senior Warrants and the Fee Agreement was determined using the formula outlined in section 11 of the Securities Purchase and Loan Agreement and section 1.3 of the Fee Agreement.  The value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. At December 31, 2009 and 2008, the Subordinated Senior Warrants have a value of $0 and $403,914, respectively, and the Fee Agreement has a value of $1,635,321 and $1,792,260, respectively. Pursuant to the Subordinated Senior Amendment, dated April 26, 2010 and discussed in Note 7, the Subordinated Senior Lenders have agreed to surrender the Subordinated Senior Warrants and relinquish their rights to the Fee Agreement.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

In March 2005, as part of the since retired debt offering, the Company issued Laurus Master Fund, Ltd. (“Laurus”) a common stock purchase warrant (the "2005 Warrant") entitling Laurus to purchase up to 1,084,338 shares of NIVM common stock at a per share exercise price of $1.00, which was subsequently reduced to $.50, and a stock option (the "2005 Option") entitling Laurus to purchase up to 643,700 shares of common stock at a per share purchase price of $0.01.

On May 30, 2006, as part of another since retired debt offering, the Company issued Laurus a common stock purchase warrant to purchase 700,000 shares of common stock of the Company, at a purchase price of $0.01 per share, exercisable until May 30, 2011 (the "May 2006 Warrant").   On June 12, 2006, the Company and Laurus entered into an agreement pursuant to which the May 2006 Warrant was rescinded and a new common stock purchase warrant (the "New Warrant") was issued to Laurus. The New Warrant, dated May 30, 2006, entitles Laurus to purchase up to 700,000 shares of common stock of the Company, at an exercise price of $0.1667 per share, exercisable until May 30, 2011.

Pursuant to the Derivatives and Hedging Topic of FASB ASC, the 2005 Warrant, the 2005 Option and the New Warrant (collectively, “Laurus Derivative Financial Instruments”), meet the requirements of and are accounted for as a liability since they contain registration rights and the agreement is silent on how the contract would be settled and thus assumes net-cash settlement in the event that the Company is unable to deliver registered shares. The initial value of the Laurus Derivative Financial Instruments was treated as a discount to their corresponding notes and recorded as a liability. The Company calculated the initial value of the Laurus Derivative Financial Instruments on the closing date of the transactions as being $1,578,159. The value of the Laurus Derivative Financial Instruments was determined using a Black-Scholes option pricing model with the following assumptions: expected term - 3-8 years, volatility - 25%, risk free rate - 4%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the Laurus Derivative Financial Instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercising the Laurus Derivative Financial Instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. At December 31, 2009 and 2008, the Laurus Derivative Financial Instruments have a value of $88,898 and $314,690, respectively.

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

Note 8— Fair Value Measurements

Fair Value Measurements and Disclosures Topic of FASB ASC established a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy categorizes assets and liabilities measured at fair value into one of three different levels depending on the observability of the inputs employed in the measurement. The three levels are defined as follows:

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

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The liabilities measured at fair value on a recurring basis as of December 31, 2009 are as follows:

Fair Value at Reporting Date Using
Quoted Price in
		Active Markets	Significant Other	Significant
		for Indentical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)

Derivative financial instruments	$1,724,219	$-	$-	$1,724,219

Reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs as of December 31, 2009 is as follows:

Fair Value
Measurments
Using Significant
Unobservable
Inputs
(Level 3)

Beginning balance - January 1, 2009	$2,510,864
Total (gains) losses (realized/unrealized)
Included in earnings (or changes in net liabilities)	(786,645)

Ending balance - December 31, 2009	$1,724,219

The amount of total (gains) losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) losses relating to assets still held at the reporting date	$(786,645)

The derivative liability measured at fair value of $1,724,219 consists of two components of stock options and warrants. The fair value assessment of 2,159,331 options and warrants equaling $88,898 are valued using the Black-Scholes option-pricing model based on assumptions for expected volatility, expected dividend yield rate, expected life, and risk-free interest rates. And, the fair value assessment of 11,485,578 warrants equaling $1,635,321 are valued using a contractually agreed upon formula, which utilizes the ending stock price of the Company and 100,000,000 fully diluted shares as of December 31, 2009 including certain adjustments to equate to a market capitalization as defined under the Subordinated Senior Warrants Agreement.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

The Company adopted this guidance for all non financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The assets measured at fair value on a non-recurring basis as of December 31, 2009 are as follows:

Fair Value Measurements Using
Quoted Prices in
		Active Markets	Significant Other	Significant
		for Indentical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Gains
Description	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	(Losses)

Intangible assets - customer lists	$633,000	$-	$-	$633,000	$-

The intangible assets measured at fair value of $633,000 consist of asset purchases of Standard and Custom K. The fair value assessment of both asset purchases are valued using plan attrition rates, both known and anticipated, and historical annual revenues of the acquired assets to estimate fair value of the final purchase price at the end of the contingency period. The Company concluded that estimating a range of possible alternative inputs was not meaningful due to the significant unobservable inputs utilized in the fair value assessment.

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

Note 9 – Income taxes

The components of the Company’s Income taxes (benefit) are as follows for the year ended December 31:

	2009	2008
Current:
Federal	$30,500	$76,000
State	154,185	71,366
	184,685	147,366

Deferred:
Federal	(1,301,638)	(1,403,595)
State	(229,700)	(247,693)
	(1,531,338)	(1,651,428)

Change in valuation allowance	(587,737)	(409,763)

	(2,119,075)	(2,061,051)

Income tax expense (benefit)	$(1,934,390)	$(1,913,685)

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

The reconciliation of income tax computed at the Federal and state statutory rate to loss before taxes are as follows at December 31:

	2009	2008
U.S. Federal statutory income tax rate	-34.0%	-34.0%
State income tax rates	-6.0%	-6.0%

Non-deductible permanent differences	-12.3%	-33.1%
Increase (decrease) in valuation allowance	-24.4%	-20.0%
State tax, net of Federal benefit	-4.5%	-7.7%
Alternative Minimum Tax - Federal	2.1%	3.7%
Other	-1.1%	3.5%
	-80.2%	-93.6%

The significant components of the Company’s deferred tax assets and liabilities are as follows at December 31:

	2009	2008
Deferred tax assets:
Net operating loss carryforward	$1,054,903	$1,408,902
Charitable contribution carryover	5,923	4,979
Stock based compensation	169,951	430,903
Allowance for doubtful accounts	167,066	48,953
Vacation accrual	31,047	123,030
Total deferred tax assets	1,428,890	2,016,767
Valuation allowance	(1,428,890)	(2,016,767)

Net deferred tax asset	$-	$-

Deferred tax liabilities:
Basis difference arising from intangible assets of acquisitions	$5,589,839	$7,708,914

Total deferred tax liability	$5,589,839	$7,708,914

At December 31, 2009, the Company had approximately $2,900,000 of net operating loss carry forwards (“NOL’s”) which begin to expire in 2024.

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

The Company files income tax returns in the United States Federal jurisdiction and in the state jurisdictions in which it conducts operations. The Company’s federal income tax returns for years ending prior to January 1, 2006 are no longer subject to examination. With limited exceptions, the Company’s state and local income tax returns are no longer subject to tax authority examinations for years ending prior to January 1, 2005.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 10—Commitments and Contingencies

Leases
The Company rents office space under operating leases with various expiration dates. The Company and its subsidiaries have entered into several operating lease agreements, some of which contain provisions for future rent increases during the term of the lease. Rent is charged to operations by amortizing the minimum rent payable over the term of the lease, using the straight line method. Future minimum lease payments under these operating leases (which are subject to escalation clauses) as of December 31, 2009 are approximately:

2010	$2,149,000
2011	1,632,000
2012	888,000
2013	371,000
2014	303,000
Thereafter	128,000
Total Minimum Lease Payments	$5,471,000

Rent expense was approximately $2,686,000 and $2,237,000 for the years ended December 31, 2009 and 2008, respectively.

Employment Agreements
On November 30, 2007, the Company entered into a new employment agreement with Steven J. Ross, the Company's CEO. The agreement provides for a term through December 31, 2009, which is automatically renewable for a period of one year unless either party provides the other with notice 30 days prior to the end of the term that the term shall not be extended. The employment agreement was extended through December 31, 2010 under the existing terms. The CEO is entitled to the following compensation pursuant to the employment agreement:

•	annual compensation in the amount of $475,000;
•	a bonus of 50% of the base salary if certain targets set by the Board of Directors are satisfied (the bonus shall be 65% during year two of the agreement);
•	700,000 shares of common stock issued on January 2, 2008, 100,000 shares of common stock issued on December 31, 2008 and 100,000 shares of common stock issued on December 31, 2009;
•	an option to receive 800,000 shares of common stock at an exercise price of $0.65 per share vesting half on December 31, 2008 and half on December 31, 2009; and
•	a housing and office allowance of $5,000 per month

On April 14, 2009, the Company entered into a new employment agreement with John M. Davis, the Company’s President and Chief Operating Officer. The employment agreement provides for a term through December 31, 2010, which is automatically renewable for a period of one year unless either party provides the other with notice 30 days prior to the end of the term that the term shall not be extended. Mr. Davis is entitled to receive the following compensation in accordance with his employment agreement:

•	Annual salary of $309,000;

•
For each year under the term of the employment agreement, Mr. Davis is eligible to receive a bonus equal to 50% of his annual salary based upon the achievement of performance targets and objectives as established by the Company’s Board of Directors.

•
Option grant to purchase 600,000 shares of common stock of the Company at $0.20 per share of which 300,000 shares vested on April 14, 2009, 150,000 shares vested on December 31, 2009 and 150,000 shares will vest on December 31, 2010. These options may be exercised only if authorized shares are available. Refer to Note 2.

•	A home office and car allowance of $1,000 per month.

•	Continuation of health, life and disability insurance.

In 2009, Mr. Davis volunteered to temporarily forego receiving the salary increase and the $1,000 monthly home office and car allowance to be consistent with policies and procedures implemented throughout the Company.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

On April 15, 2009, the Company entered into an employment agreement with Christopher W. Larkin, the Company’s Chief Financial Officer. The employment agreement provides for a term through December 31, 2010, which is automatically renewable for a period of one year unless either party provides the other with notice 30 days prior to the end of the term that the term shall not be extended. Mr. Larkin is entitled to receive the following compensation in accordance with his employment agreement:

•	Annual salary of $200,000;

•
For each year under the term of the employment agreement, Mr. Larkin is eligible to receive a bonus equal to 35% of his annual salary based upon the achievement of performance targets and objectives as established by the Company’s Board of Directors.

•
Option grant to purchase 250,000 shares of common stock of the Company at $0.20 per share of which 150,000 shares vested on April 15, 2009, 50,000 shares vested on December 31, 2009 and 50,000 shares will vest on December 31, 2010. These options may be exercised only if authorized shares are available. Refer to Note 2.

•	Continuation of health, life and disability insurance.

In 2009, Mr. Larkin volunteered to temporarily forego receiving the salary increase to be consistent with policies and procedures implemented throughout the Company.

Contingent Consideration Arrangements
The Company has incorporated contingent consideration into the structure of certain acquisitions completed. These arrangements generally result in the payment of additional consideration to the sellers upon the satisfaction of certain events.

For acquisitions prior to 2009, the additional cash payments or share issuances are contingent considerations and are considered to be additional purchase consideration and will be accounted for as part of the purchase price of the firms when the outcome of the contingency is determinable beyond a reasonable doubt.

For acquisitions beginning in 2009, the additional cash payments or share issuances are contingent consideration accounted for under the Business Combinations Topic of the FASB ASC and are considered to be additional purchase consideration as part of the purchase price of the firms at the time of acquisition. These contingencies will be reassessed on a periodic basis until the final outcome of the contingency is determinable, but not longer than the measurement period, with the change recorded to goodwill or identifiable intangibles.

Other Contingent Liabilities
Certain contingent liabilities are recorded when the outcome of the contingency is determinable beyond a reasonable doubt.

Legal Proceedings
The Company is from time to time subject to claims and suits arising in the ordinary course of business. Although the ultimate disposition of such proceedings is not presently determinable, management does not believe that the ultimate resolution of these matters will have a material adverse effect on the financial condition, results of operations or cash flows of the Company.

Note 11—Stockholders' equity

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

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

During the year ended December 31, 2009, stockholders’ equity was increased as a result of stock-based compensation of $418,126 and the issuance of 100,000 shares of common stock valued at $15,000 pursuant to employment contracts.

During the year ended December 31, 2009, stockholders’ equity was decreased as a result of the accrual of preferred stock dividends of $1,977,600.

Series A Cumulative Convertible Preferred Stock Private Placement
In December 2004, Duncan Capital sold securities in a private placement to accredited investors (“A Investors”) for gross proceeds of $3.5 million. The offering consisted of the sale of 9,540,000 shares of common stock at a price per share of one sixth of a dollar. In addition, 3,820,000 shares of Series A Convertible Preferred Stock (“A Preferred Stock”) were sold at a price of $.50 per share. The purchasers of A Preferred Stock were also issued warrants to purchase one share of common stock for every two shares of A Preferred Stock purchased (1,910,000 warrants were issued) at an exercise price of one sixth of a dollar for a period of five years from the date of the closing of the placement. Each share of A Preferred Stock is convertible into one share of common stock. Subsequent to the Acquisition, 3,820,000 shares of A Preferred Stock and 1,910,000 common stock purchase warrants issued in connection with the A Preferred Stock offering of Duncan Capital were surrendered in exchange for an equivalent number of A Preferred Stock and common stock purchase warrants of the Company containing identical terms. In December 2009, the remaining 847,500 unexercised stock warrants expired.

Each share of A Preferred Stock is convertible, at any time at the option of the holder, into one share of common stock of the Company ("Common Stock"). The A Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding A Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of Common Stock. Holders of the A Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.06 per share of A Preferred Stock paid semi-annually (equates to a 12% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered Common Stock or (iii) in restricted shares of Common Stock with piggyback registration rights. In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the A Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 98% of the volume-weighted average price of the Common Stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the A Investors piggyback registration rights and filed a registration statement for shares of Common Stock issuable upon conversion of the A Preferred Stock within 60 days of closing. In addition, the relevant subscription agreement provides that if a registration statement is not filed or made effective, then until the registration statement is filed or made effective, the Company will pay the holder a fee. The Company filed a registration statement, however it was not declared effective by the SEC.

In addition to any voting rights provided by law, holders of the A Preferred Stock will have the right to vote together with holders of Common Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of A Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the A Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of A Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of A Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The shares of A Preferred Stock were offered and sold to the A Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the A Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Series B Cumulative Convertible Preferred Stock Private Placement
On October 18, 2005, 23 accredited investors ("B Investors") purchased an aggregate of 2,965,000 shares of Series B Cumulative Convertible Preferred Stock ("B Preferred Stock") at $1.00 per share for an aggregate purchase price of $2,965,000. On November 11, 2005, 12 Investors purchased an aggregate of 850,000 shares of B Preferred Stock at $1.00 per share for an aggregate purchase price of $850,000.

Each share of B Preferred Stock is convertible, at any time at the option of the holder, into two shares of Common Stock. The B Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding B Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of Common Stock. Holders of the B Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.12 per share of B Preferred Stock paid semi-annually (equates to a 12% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered Common Stock or (iii) in restricted shares of Common Stock with piggyback registration rights. In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the B Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 98% of the volume-weighted average price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Dividend VWAP"); provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the B Investors piggyback registration rights.

In addition to any voting rights provided by law, holders of the B Preferred Stock will have the right to vote together with holders of Common Stock and the A Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of B Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the B Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of B Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of A Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The shares of B Preferred Stock were offered and sold to the B Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the B Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Series C Cumulative Convertible Preferred Stock Private Placement
On November 11, 2005, three accredited investors ("C Investors") purchased an aggregate of 833,334 shares of Series C Cumulative Convertible Preferred Stock ("C Preferred Stock") at $6.00 per share for an aggregate purchase price of $5,300,004.

Each share of C Preferred Stock is convertible, at any time at the option of the holder, into 12 shares of Common Stock. The C Preferred Stock will be automatically converted into Common Stock upon (i) the approval of the holders of a majority of the then outstanding C Preferred Stock or (ii) the closing of a firm commitment underwritten public offering of the Company's securities in which the aggregate gross proceeds to the Company are not less than $10,000,000 at a price equal to or higher than $2.00 per share of Common Stock. Holders of the C Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $0.72 per share of C Preferred Stock paid semi-annually (equates to a 12% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered Common Stock or (iii) in restricted shares of Common Stock with piggyback registration rights. In the event that the Company elects to issue shares of Common Stock in connection with the dividend on the C Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by the Dividend VWAP; provided, however, if the Company is unable to determine the Dividend VWAP, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend. The Company granted the C Investors piggyback registration rights and filed a registration statement for shares of common stock issuable upon conversion of the C Preferred Stock within 60 days of closing. In addition, the relevant subscription agreement provides that if a registration statement is not filed or made effective, then until the registration statement is filed or made effective, the Company will pay the holder a fee. The Company filed a registration statement, however it was not declared effective by the SEC.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

In addition to any voting rights provided by law, holders of the C Preferred Stock will have the right to vote together with holders of Common Stock and the Series A and B Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of C Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the C Preferred Stock may be converted on the record date for determining stockholders entitled to vote. In the event of any liquidation or winding up of the Company, the holders of C Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of the A and B Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

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

Series D Cumulative Convertible Preferred Stock Private Placement
On September 21, 2006, six accredited investors purchased 226,500 shares of Series D Cumulative Convertible Preferred Stock ("D Preferred Stock") from the Company at $10.00 per share for a purchase price of $2,265,000. On November 8, 2006, seven additional investors purchased 135,000 shares of D Preferred Stock from the Company at $10.00 per share for a purchase price of $1,350,000. On December 11, 2006, five additional investors (collectively with the other thirteen investors defined as “D Investors”) purchased 48,000 shares of D Preferred Stock from the Company at $10.00 per share for a purchase price of $480,000. As a result of the three aforementioned closings, the Company has sold an aggregate of 409,500 shares of D Preferred Stock to the D Investors for an aggregate purchase price of $4,095,000.

For each share of D Preferred Stock purchased, each D Investor received a common stock purchase warrant to purchase ten shares of common stock of the Company ("Series D Warrants"). The Series D Warrants shall be exercisable for a period of seven years at an exercise price of $0.50 per share. The funds raised were utilized by the Company for working capital, future acquisitions and the payment of debt in connection with previous acquisitions.

Each share of D Preferred Stock is convertible, at any time at the option of the holder, into 20 shares of Common Stock. Holders of the D Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $1.20 per share of D Preferred Stock paid quarterly (equates to a 12% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered Common Stock or (iii) in restricted shares of Common Stock with piggyback registration rights. In the event that the Company elects to issue registered shares of Common Stock in connection with the dividend on the D Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 95% of the average closing sale price of the common stock for the 20 trading days immediately preceding the record date for payment of such dividend (the "Average Closing Price"). In the event that the Company elects to issue restricted shares of common stock in connection with the dividend on the D Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 80% of the Average Closing Price. If the Company and the D Investors are unable to determine the Average Closing Price, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

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

In addition to any voting rights provided by law, holders of the D Preferred Stock will have the right to vote together with holders of Common Stock and the A, B and C Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of D Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the D Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of D Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of the A, B and C Preferred Stock, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

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

Series E Cumulative Convertible Preferred Stock Private Placement
On December 21, 2006, the accredited investors purchased an aggregate of 16,750 shares of Series E Cumulative Convertible Preferred Stock ("E Preferred Stock") to accredited investors at $100.00 per share for an aggregate purchase price of $1,675,000. On January 31, 2007, the Company sold 7,600 shares of E Preferred Stock to accredited investor at $100.00 per share for an aggregate purchase price of $760,000.  On February 27, 2007, the Chairman of the Board of the Company (collectively with the other investors defined as “E Investors”) purchased 5,000 shares of E Preferred Stock at $100.00 per share for an aggregate purchase price of $500,000 from the Company.  For each share of E Preferred Stock purchased, each E Investor received a common stock purchase warrant to purchase 100 shares of Common Stock ("Series E Warrants"). The Series E Warrants shall be exercisable for a period of seven years at an exercise price of $0.50 per share. The funds raised will be utilized by the Company for working capital and acquisitions.

Each share of E Preferred Stock is convertible, at any time at the option of the holder, into 200 shares of Common Stock. Holders of the E Preferred Stock are entitled to receive, when declared by the Company's board of directors, annual dividends of $12.00 per share of E Preferred Stock paid quarterly (equates to a 12% annualized return). Such dividends may be paid, at the election of the Company, either (i) in cash, (ii) in registered Common Stock or (iii) in restricted shares of Common Stock with piggyback registration rights. In the event that the Company elects to issue registered shares of Common Stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by the Average Closing Price. In the event that the Company elects to issue restricted shares of Common Stock in connection with the dividend on the E Preferred Stock, such dividend shares shall be determined by dividing the dividend amount by 80% of the Average Closing Price. If the Company and the investors are unable to determine the Average Closing Price, then such dividend shall be determined by dividing the dividend amount by the average of the three highest closing bid prices during the 20 trading days immediately preceding the record date for payment of such dividend.

The Company is required to file a registration statement registering the shares of Common Stock issuable upon conversion or exercise of the shares of E Preferred Stock, Series E Warrants and upon declaration of the dividend. Further, the Company is required to use its best efforts to have such registration statement declared effective within 180 days of the first closing.

In addition to any voting rights provided by law, holders of the E Preferred Stock will have the right to vote together with holders of Common Stock and the A, B, C and D Preferred Stock as a single class on all matters upon which stockholders are entitled to vote, including election of the members of the Company's Board of Directors. Each share of E Preferred Stock will have the number of votes corresponding to the number of shares of Common Stock into which the E Preferred Stock may be converted on the record date for determining stockholders entitled to vote.

In the event of any liquidation or winding up of the Company, the holders of E Preferred Stock will be entitled to receive, in preference to holders of Common Stock but subject to preferential liquidation rights of the A, B, C and D Preferred Stock and any amount of secured convertible debt, an amount equal to two times the original purchase price per share, plus any previously declared and unpaid dividends.

The shares of E Preferred Stock were offered and sold to the E Investors in a private placement transaction made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and Rule 506 promulgated there under. Each of the E Investors is an accredited investor as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

Dividends
The Company accrued an annual cash dividend of 12% per share on the A, B, C, D, and E Preferred Stock for the year ended December 31, 2009.

Series B Preferred Stock Conversion
On March 10, 2008, a holder of 100,000 shares of Series B Convertible Preferred Stock converted those shares into 200,000 shares of common stock.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 12—Stock-Based Compensation

The Company complies with the fair value recognition provisions of the Compensation and Equity Topics of the FASB ASC. The guidance requires compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility of 25.0% to 60.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a range of risk-free interest rates of 1.55% to 4.19% which coincides with the expected life of the options and warrants at the time of issuance. During the years ended December 31, 2009 and 2008, the Company recorded stock-based compensation of $433,126 and $1,002,599, respectively.  There was no cash flow effect resulting from these arrangements.

The following table sets forth activity relating to the Company's stock options and warrants:

				Weighted
				Average
			Weighted	Remaining	Aggregate
	Options and	Range of	Average	Term	Instrinsic
	Warrants	Exercise Price	Exercise Price	(in years)	Value
Outstanding, January 1, 2008	4,044,963	$0.52 - $1.50	$0.83	3.91	$222,800
Granted	445,000	$0.50 - $0.65	$0.56
Exercised	-	-	-
Forfeited	(1,500)	$1.00 - $1.50	$1.17
Outstanding, January 1, 2009	4,488,463	$0.50 - $1.50	$0.80	3.07	-
Granted	2,502,000	$0.20	$0.20
Exercised	-	-	-
Forfeited	(1,120,500)	$0.67 - $1.00	$0.90
Expired	(25,000)	$1.00	$1.00
Outstanding, December 31, 2009	5,844,963	$0.20 - $1.50	$0.53	3.13	-

Options exercisable at December 31, 2009	5,042,463		$0.59	2.92	$-

Options exercisable at December 31, 2008	3,579,296		$0.85	2.82	$-

The Company settles stock option exercises with newly issued shares of common stock. For the years ended December 31, 2009 and 2008, total compensation cost not yet recognized for non-vested awards of $31,265 and $212,864, respectively, have a weighted average period of 0.58 and 0.88 years, respectively, over which the compensation expense is expected to be recognized.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Options and Warrants Outstanding at 2009				Options and Warrants Exercisable at 2009

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Price	12/31/2009	Life	Price	12/31/2009	Price
$0.20	2,502,000	4.34	$0.20	1,699,500	$0.20
$0.50	200,000	3.92	$0.50	200,000	$0.50
$0.52	450,000	2.20	$0.52	450,000	$0.52
$0.65	815,000	2.99	$0.65	815,000	$0.65
$0.59	15,000	3.59	$0.59	15,000	$0.59
$0.61	215,000	3.26	$0.61	215,000	$0.61
$0.62	100,000	2.16	$0.62	100,000	$0.62
$0.70	15,000	2.84	$0.70	15,000	$0.70
$0.78	10,000	2.50	$0.78	10,000	$0.78
$0.84	60,000	2.58	$0.84	60,000	$0.84
$0.85	50,000	2.56	$0.85	50,000	$0.85
$1.00	1,352,463	1.37	$1.00	1,352,463	$1.00
$1.50	60,500	0.58	$1.50	60,500	$1.50

	5,844,963		$0.53	5,042,463	$0.59

Options and Warrants Outstanding at 2008				Options and Warrants Exercisable at 2008

		Weighted
		Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Exercise	Outstanding	Contractual	Exercise	Exercisable	Exercise
Price	12/31/2008	Life	Price	12/31/2008	Price

$0.50	200,000	4.92	$0.50	-	$0.50
$0.52	450,000	3.20	$0.52	450,000	$0.52
$0.57	800,000	4.00	$0.57	400,000	$0.57
$0.59	15,000	4.59	$0.59	15,000	$0.59
$0.61	215,000	4.26	$0.61	115,000	$0.61
$0.62	100,000	3.16	$0.62	100,000	$0.62
$0.65	15,000	3.09	$0.65	15,000	$0.65
$0.67	50,000	3.24	$0.67	25,000	$0.67
$0.70	15,000	3.84	$0.70	15,000	$0.70
$0.78	30,000	3.50	$0.78	18,750	$0.78
$0.80	300,000	3.37	$0.80	200,000	$0.80
$0.81	50,000	3.39	$0.81	25,000	$0.81
$0.83	150,000	3.00	$0.83	150,000	$0.83
$0.84	60,000	3.58	$0.84	60,000	$0.84
$0.85	50,000	3.56	$0.85	25,000	$0.85
$1.00	1,927,963	2.26	$1.00	1,905,046	$1.00
$1.50	60,500	1.58	$1.50	60,500	$1.50

	4,488,463		$0.80	3,579,296	$0.85

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Note 13—Acquisitions of Subsidiaries and Other Assets

The Company has acquired numerous businesses since late 2004. The Company's strategy in purchasing these businesses is to acquire pension administration and investment service organizations with recurring revenue streams, and consolidate these businesses to take advantage of economies of scale, efficiencies, and synergies. The Company believes that these businesses have demonstrated stable revenue growth and cash flow with low client attrition rates prior to their acquisition. The Company plans to enhance revenues and profits in these acquired businesses through cross-selling additional retirement planning services, the introduction of higher-margin services through improved operations, offering non-traditional investment management services and products and higher client retention through improved service and national capabilities.

The acquisition of each subsidiary is being accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of FASB ASC. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair values. Goodwill is recorded to the extent the purchase price exceeds the fair value of the net identifiable tangible and intangible assets acquired. Currently, only the Company’s 2009 acquisitions are being accounted for under this guidance, which was effective January 1, 2009.

The acquisitions completed by the Company in 2009 and 2008 are discussed further below:

California Investment and Annuity Sales
On April 3, 2008, the Company signed a Stock Purchase Agreement (“CIAS Agreement”) with Richard Kaplan and Anthony Delfino (“CIAS Sellers”) and CIAS. The CIAS Agreement was effective as of March 31, 2008. Pursuant to the CIAS Agreement, the Company acquired and the CIAS Sellers sold, 100% of the common stock of CIAS. In consideration for 100% of the common stock of CIAS, the Company paid the CIAS Sellers $1,425,000 in cash, issued the CIAS Sellers promissory notes for an aggregate of $950,000 with the first promissory notes in the amount of $475,000 payable June 3, 2009 and the second promissory notes in the amount of $475,000 payable June 3, 2010. In the event that certain revenue targets are not achieved by CIAS during the 24 months following the closing date, the promissory notes will be reduced by the amount of such shortfall. The total consideration paid was $2,375,000.

As part of the terms of the sale of CIAS, Richard Kaplan was awarded one-year employment agreement and Anthony Delfino a one-year consulting agreement, and agreed to be bound by non-disclosure and non-solicitation agreements.

On March 16, 2009, the Company executed a Restructured Promissory Note (“CIAS Restructured Note Agreement”) with the sellers of California Investment and Annuity Sales, Inc. (“CIAS”) under which the parties executed replacement notes superseding and terminating, the prior note between the parties dated April 3, 2008. Under the CIAS Restructured Note Agreement, the Company issued two promissory notes for an aggregate of $950,000 payable in eight monthly principal only installments of $70,000 beginning on August 15, 2009 and ending March 15, 2010, and three monthly installments of $130,000 plus all accrued interest, less any adjustments to the promissory notes under the CIAS Agreement, beginning on April 15, 2010 and ending on June 15, 2010. The notes pay interest at 8% per annum. Accrued interest on the April 3, 2008 promissory notes was paid to the CIAS Sellers within ten business days of the original scheduled payment date of June 3, 2009.

On September 28, 2009, the Company executed Amendment No. 1 to the CIAS Restructured Note Agreement with the CIAS Sellers under which the CIAS Sellers agreed to replace the remaining monthly installment payments under the Promissory Notes, dated March 16, 2009, with installment payments to be made in six monthly principal only installments of $70,000 beginning on April 15, 2010 and ending September 15, 2010, and three monthly principal installments of $130,000, plus all accrued interest, less any adjustments to the promissory notes under the CIAS Agreement, beginning on October 15, 2010 and ending December 15, 2010. The Senior and Subordinated Senior Lenders have not authorized payment of the principal or accrued interest of this note as of April 26, 2010.

The total purchase price for the acquisition of CIAS of $2,485,929 (including $112,956 of acquisition costs and net of cash received of $2,027), which is being accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC, is allocated as indicated in the table included in Note 13.

The identifiable intangible assets listed in Note 13 are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Alaska Pension Services, Ltd.
On June 30, 2008, the Company entered into a Stock Purchase Agreement (“Alaska Pension Agreement”) with Karen Jordan and Duane Mayer (“APS Sellers”) to purchase 100% of the outstanding common stock of Alaska Pension Services, Ltd. (“Alaska Pension”). In consideration for 100% of the outstanding common stock of Alaska Pension, the Company paid the APS Sellers $430,766 in cash at closing and an additional $165,000 in cash on December 31, 2008. The Company also paid indebtedness and other obligations of Alaska Pension of $223,141; issued the APS Sellers 369,128 shares of common stock of the Company valued at $220,000 (the value of the common stock was determined by an average of the closing stock price of the last 5 days prior to the announced acquisition); issued the APS Sellers promissory notes for an aggregate of $220,000 with the first set of promissory notes in the amount of $110,000 paid on August 31, 2009 and the second set of promissory notes in the amount of $110,000 payable August 31, 2010. In the event that certain EBITDA targets are not achieved by Alaska Pension during the 24 months following the closing date, the promissory notes will be reduced by the amount of such shortfall. Under the terms of the Alaska Pension Agreement, if certain EBITDA targets are met during the first two years of the Alaska Pension Agreement, the Company agreed to pay 10% of the amount in excess of the EBITDA targets. In 2009, the Company paid $6,656 in contingency payments based on Alaska Pension meeting certain EBITDA targets. The total consideration paid was $1,265,563.

As part of the terms of the sale of Alaska Pension, Karen Jordan and Duane Mayer were awarded two-year employment agreements and agreed to be bound by non-compete and non-solicitation agreements.

The total purchase price for the acquisition of Alaska Pension of $1,375,761 (including $114,069 of acquisition costs and net of cash received of $3,871), which is being accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC, is allocated as indicated in the table included in Note 13.

The identifiable intangible assets listed in Note 13 are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

Alan N. Kanter & Associates, Inc.
On July 16, 2008, the Company entered into a Stock Purchase Agreement (“Kanter Agreement”) to purchase 100% of the common stock of Alan N. Kanter & Associates, Inc. (“Kanter & Associates”). In consideration for 100% of the outstanding common stock of Kanter & Associates, the Company paid cash of $1,732,467. In addition, under the terms of a side letter to the Kanter Agreement, the Company has agreed to pay the seller a portion of the revenue generated by Kanter & Associates for completing pension plan document restatement work during the first two years of the Kanter Agreement.  As of December 31, 2009, the Company paid $255,925 and accrued an additional $65,938 under the terms of the side letter. The total consideration paid was $2,054,330.

As part of the terms of the sale of Kanter & Associates, Alan N. Kanter was awarded a two-year employment agreement, and agreed to be bound by non-compete and non-solicitation agreements.

The total purchase price for the acquisition of Kanter & Associates of $2,159,714 (including $106,923 of acquisition costs and net of cash received of $1,539), which is being accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC, is allocated as indicated in the table included in Note 13.

The identifiable intangible assets listed in Note 13 are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

Retirement & Employee Benefit Services, Inc.
On August 5, 2008, the Company entered into an Asset Purchase Agreement (“REBS Agreement”) to purchase the assets of Retirement & Employee Benefit Services, Inc. (“REBS”). The Company paid $164,943 in cash.

The total purchase price for the acquisition of assets of REBS of $178,257 (including $13,314 of acquisition costs), which is being accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC, is allocated as indicated in the table included in Note 13.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

The identifiable intangible assets listed in Note 13 are amortized for book purposes over the estimated useful lives of the assets.

The Company’s strategy in purchasing the assets of REBS was to acquire the customer relationships of a retirement plan administration organization without incurring additional overhead expense. REBS was merged into the workflow at Pentec.

Pension Technical Services, Inc.
On October 2, 2008, the Company entered into a Stock Purchase Agreement (“REPTECH Agreement”) with Ralph W. Shaw and Eileen A. Baldwin-Shaw (“REPTECH Sellers”) to purchase 100% of the common stock of REPTECH. In consideration for 100% of the outstanding common stock of REPTECH, the Company paid the REPTECH Sellers $1,787,760 in cash at closing, $150,000 on January 2, 2009, issued 1,430,208 shares of common stock of the Company valued at $715,104 (the value of the common stock was determined by an average of the closing stock price of the last five days prior to the announced acquisition), issued the REPTECH Sellers promissory notes for an aggregate of $922,656 with the first set of promissory notes in the amount of $461,328 payable December 2, 2009 and the second set of promissory notes in the amount of $461,328 payable December 2, 2010. In the event that certain EBITDA targets are not achieved by REPTECH during the 24 months following the closing date, the promissory notes will be reduced by the amount of the shortfall. Under the terms of the REPTECH Agreement, if certain EBITDA targets are met during the first two years of the REPTECH Agreement, the Company agreed to pay 10% of the amount in excess of the EBITDA targets. In 2009, the Company paid $10,416 in contingency payments based on REPTECH meeting certain EBITDA targets. The total consideration paid was $3,585,936.

As part of the terms of the sale of REPTECH, Ralph W. Shaw and Eileen A. Baldwin-Shaw were awarded two-year employment agreements, and agreed to be bound by non-compete and non-solicitation agreements.

On September 25, 2009, the Company executed Amendment No. 1 to Promissory Notes with the REPTECH Sellers under which the REPTECH Sellers agreed to replace the payments due under the Promissory Notes, dated October 2, 2008, with installment payments to be made in twelve monthly principal installments of $76,888, plus accrued interest, beginning on May 15, 2010 and ending April 15, 2011 at an interest rate of 8% per annum beginning on October 1, 2009. Interest accrued on the Promissory Notes through September 30, 2009 was paid to the REPTECH Sellers within fifteen business days of December 1, 2009.

The total purchase price for the acquisition of REPTECH was $3,674,412 (including $165,791 of acquisition costs and net of cash received of $56,638 and an adjustment to assets acquired and liabilities assumed of $20,677), which is being accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC, is allocated as indicated in the table included in Note 13.

The identifiable intangible assets listed in Note 13 are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

The Pension Group, Inc.
On November 26, 2008, the Company entered into a Stock Purchase Agreement (“TPG Agreement”) with Peter Stephan, James Norman and Rise Spiegel (“TPG Sellers”) to purchase 100% of the common stock of TPG. In consideration for 100% of the outstanding common stock of TPG, the Company paid the TPG Sellers $2,141,869 in cash at closing, with an additional $935,000 paid on February 24, 2009 and an additional $467,500, prior to any adjustments, paid on March 26, 2009, issued 1,488,854 shares of common stock of the Company valued at $467,500 (the value of the common stock was determined by an average of the closing stock price of the last five days prior to the announced acquisition), issued the TPG Sellers promissory notes for an aggregate of $467,500 with the first set of promissory notes in the amount of $233,750 payable January 26, 2010 and the second set of promissory notes in the amount of $233,750 payable January 26, 2011. In the event that certain EBITDA targets are not achieved by TPG during the 24 months following the closing date, the promissory notes will be reduced by the amount of the shortfall. Under the terms of the TPG Agreement, if certain EBITDA targets are met during the first two years of the TPG Agreement, the Company agreed to pay 10% of the amount in excess of the EBITDA targets plus bonuses or incentive compensation not to exceed 8.5% of the company’s aggregate payroll or $156,000 during the first year of the TPG Agreement and not to exceed 8.5% of the company’s aggregate payroll during the second year of the TPG Agreement. In 2009, the Company paid $700 in contingency payments based on TPG meeting certain EBITDA targets. The total consideration paid was $4,480,069.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

As part of the terms of the sale of TPG, Peter Stephan, James Norman and Rise Spiegel were awarded two-year employment agreements, and agreed to be bound by non-compete and non-solicitation agreements.

On March 24, 2009, the Company executed two promissory notes each for $75,000 payable to the TPG Sellers in lieu of full payment of their portion of the additional payment for $467,500, prior to any adjustments, due at March 26, 2009 under the TPG Agreement and was subject to interest of 8% per annum. The notes were paid on June 26, 2009.

On September 24, 2009, the Company executed Amendment No. 1 to Promissory Notes with the TPG Sellers under which the TPG Sellers agreed to replace the maturity date and payment terms under the promissory notes, dated November 26, 2008, with installment payments to be made in twelve monthly principal installments of $38,958, plus accrued interest, beginning on July 25, 2010 and ending June 25, 2011 at an interest rate of 8% per annum beginning on October 1, 2009. Interest accrued on the promissory notes through September 30, 2009 was paid to the TPG Sellers within fifteen business days of January 25, 2010.

The total purchase price for the acquisition of TPG was $4,721,807 (including $277,666 of acquisition costs and net of cash received of $2,394 and an adjustment to assets acquired and liabilities assumed of $33,534), which is being accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC, is allocated as indicated in the table included in Note 13.

The identifiable intangible assets listed in Note 13 are amortized for book purposes over the estimated useful lives of the assets. The amortization of most of the identifiable intangible assets and goodwill are not deductible for tax purposes. Additional consideration under the stock purchase agreements, if any, will be recorded in the consolidated financial statements as an adjustment to goodwill.

Standard Retirement Services, Inc.
On October 28, 2009, the Company entered into an Asset Purchase Agreement (“Standard Agreement”) to purchase certain assets of Standard Retirement Services, Inc (“Standard”). The final purchase price will be determined based on retention rates as of February 28, 2011 and annual revenues of the acquired assets. The Company paid $68,653 in cash at closing, which represented 10% of the purchase price. An additional 25% of the purchase price is due on August 15, 2010, and the final 65% of the purchase price due on March 15, 2011, less any adjustments in accordance with the Standard Agreement. The Company accrued $522,347 as an estimate for settling the remaining contingent payments.

The total purchase price for the acquisition of Standard was estimated to be about $591,000. It is being accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and is allocated as indicated in the table included in Note 13.

The identifiable intangible assets listed in Note 13 are amortized for book purposes over the estimated useful lives of the assets. Additional contingent consideration under the asset purchase agreement, if any, is considered to be additional purchase consideration as part of the purchase price of the firms at the time of acquisition. These contingencies will be reassessed on a periodic basis until the final outcome of the contingency is determinable but not longer than the measurement period, with the change recorded to identifiable intangibles.

The Company’s strategy in purchasing certain assets of Standard was to acquire the customer relationships of a retirement plan administration organization without incurring additional overhead expense. Standard was merged into the workflow at several of the Company’s subsidiaries.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

2008:	California Investment	Alaska Pension	Alan N. Kanter
	Annuity Sales	Services, Ltd.	& Associates, Inc.
Assets acquired:
Property and equipment	$-	$23,616	$13,006
Accounts receivable	-	198,634	113,769
Customer lists/relationships	880,000	440,000	710,000
Covenant not to compete	550,000	300,000	497,185
Trade name	-	70,000	110,000
Employment contracts	280,000	125,000	270,000
Plan life documents	-	-	25,403
Goodwill	1,239,929	462,359	897,940
Other assets	-	43,834	26,376
	2,949,929	1,663,443	2,663,679

Liabilities assumed:
Deferred tax liability	464,000	254,000	446,161
Other liabilities	-	33,682	57,804

Net purchase price	$2,485,929	$1,375,761	$2,159,714

2008:	Retirement & Employee
	Benefit Services Inc.	REPTECH Corp.	The Pension Group, Inc.
Assets acquired:
Property and equipment	$-	$17,907	$79,878
Accounts receivable	24,943	137,243	115,835
Customer lists/relationships	98,559	2,170,000	2,320,000
Covenant not to compete	54,755	720,000	1,040,000
Trade name	-	540,000	750,000
Goodwill	-	1,386,469	1,989,945
Other assets	-	29,599	20,044
	178,257	5,001,218	6,315,702

Liabilities assumed:
Deferred tax liability	-	1,084,000	1,228,000
Unearned revenue	-	171,401	328,992
Other liabilities	-	71,405	36,903

Net purchase price	$178,257	$3,674,412	$4,721,807

2009:	Standard Retirement
	Services, Inc.
Assets acquired:
Customer lists/relationships	$591,000
	591,000

Liabilities assumed:
Unearned revenue	-

Net purchase price	$591,000

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

Pro forma Information (unaudited)
The following unaudited pro forma information gives effect to the acquisitions of California Investment and Annuity Sales, Alaska Pension Services, Ltd., Alan N. Kanter & Associates, Inc., Retirement & Employee Benefit Services Inc., REPTECH Corp., The Pension Group, Inc., Standard Retirement Services, Inc. and Custom K, Inc., as if the acquisitions all took place on January 1, 2008. The Pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	Year Ended	Year Ended
	December 31, 2009	December 31, 2008

Revenues	$49,176,529	$49,659,540

Net loss available to common stockholders	$(1,422,237)	$(817,399)

Net loss per common stock - basic and diluted	$(0.04)	$(0.02)

Note 14 — Separation and Consulting Agreements

On January 30, 2009, the Company entered into a Separation Agreement with John Schroepfer, Interim Chief Financial Officer, under which the parties agreed that Mr. Schroepfer would resign as Interim Chief Financial Officer. The Agreement called for a continuation of his salary, as well as, his life, health and disability insurance through July 21, 2009.

On May 14, 2009, the Company entered into a Separation Agreement with Robert C. Thompson, Senior Vice President and National Sales Manager, under which the parties agreed that Mr. Thompson would resign as Senior Vice President and National Sales Manager. The Agreement called for a continuation of his salary, as well as, his life, health and disability insurance through August 15, 2009.

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

Richard Berman, the Chairman of the Board of Directors (“Chairman”), receives $4,500 per month as compensation for serving as Chairman of the Board. On October 16, 2008, the Company’s Board of Directors authorized the Company to pay $54,000 to the Chairman as an advance on his 2009 compensation. In the event that the Chairman was to be terminated, resign or retire, or for any reason whatsoever, including a change of control in which the Chairman is terminated, the Chairman would not have been required to repay the 2009 advance.

National Investment Managers Inc. and Subsidiaries
Notes to the Consolidated Financial Statements

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

LAMCO Advisory Services, Inc. is the investment advisor on the Company’s 401(k) retirement plan and owned by Nicholas J. Lamoriello, a shareholder of the Company. The Company paid approximately $15,000 and $13,000 in advisor fees to LAMCO Advisory Service, Inc. in 2009 and 2008, respectively.

Renee Conner and William Renninger, former owners of TPA and current employees of the Company, collectively own 100% of Conner Management Group, LLC (“CMG”). TPA is a lessee under an office lease agreement with CMG and paid approximately $132,000 and $129,000 in rent to CMG in 2009 and 2008, respectively, which approximates fair market value.

Stephen H. Rosen, former owner of SHRA and current employee of the Company, owns an interest in 89 Haddon Avenue Associates, L.L.C. (“HAA”). SHRA is a lessee under an office lease agreement with HAA and paid approximately $168,000 and $163,000 in rent to HAA in 2009 and 2008, respectively, which approximates fair market value.

Michael Callahan, former owner of Pentec and PCM and current employee of the Company, owns 100% of MJM MILESTONE, LLC (“MJM”). Pentec and PCM are lessees under an office lease agreement with MJM and paid approximately $106,000 and $101,000 in rent to MJM in 2009 and 2008, respectively, which approximates fair market value.

Note 16 – Other

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

In July 2009, the Company executed a contract to sell the flex administration business to the Total Administrative Services Corporation (“TASC”) which is expected to be closed during 2010. As part of the contract, TASC will pay the Company a percentage of the annual revenues transferred sixty days after closing, a percentage of annual revenues based bonus payment if a target retention level is obtained nine months after closing and a percentage of ongoing revenues beginning thirteen months after closing. This transaction is not material to the financial statements and thus is not necessary to be disclosed separately in the consolidated financial statements. In addition, this transaction does not meet the definition of a capital transaction as defined in Note 7.

Note 17 – Subsequent Events

On April 26, 2010, the Company entered into amendments to the Senior Loan Agreement and Subordinated Senior Agreement with its Senior and Subordinated Senior Lenders, The terms of the amendments are discussed in Note 7. As a result of the amendments, the Company is restricted from paying any seller notes without the authorization of the Senior and Subordinated Senior Lenders as discussed in Note 7.