Form 10-Q
period 2010-03-31
National Investment Managers Inc.
filed 2010-05-14
CIK 770461

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐       No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares	Outstanding at May 10, 2010
Common Stock, $0.001 par value per share	39,826,929 shares

NATIONAL INVESTMENT MANAGERS INC. AND SUBSIDIARIES

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3

Condensed Consolidated Balance Sheets - March 31, 2010 (unaudited) and December 31, 2009 (audited)	3

Condensed Consolidated Statements of Operations - Three months ended March 31, 2010 and 2009 (unaudited)	4

Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 2010 and 2009 (unaudited)	5-6

Notes to Condensed Consolidated Interim Financial Statements	7-22

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	23-36

Item 3. Quantitative and Qualitative Disclosures about Market Risks	37

Item 4. Controls and Procedures	37

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	38

Item 1A. Risk Factors	38

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	38

Item 3. Defaults upon Senior Securities	38

Item 4. (Removed and Reserved)	38

Item 5. Other Information	38

Item 6. Exhibits	39-54

SIGNATURES	55

ITEM 1. Financial Statements

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	March 31, 2010	December 31, 2009
ASSETS
Current assets:
Cash (includes restricted cash of $17,264 and $33,263)	$138,374	$274,956
Accounts receivable, net	5,132,807	5,128,127
Prepaid expenses and other current assets	962,712	893,864

Total current assets	6,233,893	6,296,947

Property and equipment, net	1,585,140	1,550,058

Other assets:
Goodwill	28,854,411	28,826,173
Customer lists/relationships, net	23,914,433	24,697,027
Other intangibles, net	3,656,358	4,258,586
Deferred financing costs	437,822	611,838

Total other assets	56,863,024	58,393,624

Total assets	$64,682,057	$66,240,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$2,500,000	$2,500,000
Long-term debt, current portion	25,721,436	3,352,743
Accounts payable	1,787,898	1,602,125
Unearned revenue	4,790,058	4,331,108
Accrued expenses and other current liabilities	3,647,045	3,851,586

Total current liabilities	38,446,437	15,637,562

Long-term liabilities:
Long-term debt, less current portion	224,657	23,116,367
Preferred dividends payable	8,341,876	7,849,920
Derivative financial instruments	1,495,588	1,724,219
Deferred tax liability	5,163,191	5,589,839

Total long-term liabilities	15,225,312	38,280,345

Total liabilities	53,671,749	53,917,907

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; 4,000,000 designated as Series A shares - 2,420,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009 (liquidation preference $2,420,000 as of March 31, 2010 and December 31, 2009); 4,000,000 designated as Series B shares - 3,615,000 shares issued and outstanding as of March 31, 2010 and December 31, 2009 (liquidation preference $7,230,000 as of March 31, 2010 and December 31, 2009); 1,000,000 designated as Series C shares - 770,834 shares issued and outstanding as of March 31, 2010 and December 31, 2009 (liquidation preference $9,250,008 as of March 31, 2010 and December 31, 2009);  500,000 designated as Series D shares - 400,987 shares issued and outstanding as of March 31, 2010 and 409,500 shares issued and outstanding as of December 31, 2009 (liquidation preference $8,019,740 as of March 31, 2010 and $8,190,000 as of December 31, 2009); and 60,000 designated as Series E shares - 29,350 shares issued and outstanding as of March 31, 2010 and December 31, 2009 (liquidation preference $5,870,000 as of March 31, 2010 and December 31, 2009)
	7,236	7,245
Common stock, $.001 par value, 100,000,000 shares authorized, 39,826,929 shares issued and outstanding as of March 31, 2010 and 39,656,669 shares issued and outstanding as of December 31, 2009.	39,827	39,657
Additional paid-in capital	35,858,098	35,840,231
Accumulated deficit	(24,894,853)	(23,564,411)

Total stockholders' equity	11,010,308	12,322,722

Total liabilities and stockholders' equity	$64,682,057	$66,240,629

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Revenues:	$11,174,971	$12,643,246

Operating expenses
Selling, general and administrative expenses	9,673,675	10,640,688
Depreciation and amortization	1,591,926	1,926,048
Stock-based compensation	18,028	87,528

Total operating expenses	11,283,629	12,654,264

Net operating income (loss)	(108,658)	(11,018)

Other income (expenses):
Change in fair value of derivative financial instruments	228,631	194,471
Interest expense	(1,294,078)	(1,039,444)
Debt and other restructuring charges	(91,493)	-
Interest, dividend and rental income	23,916	8,807

Total other expense, net	(1,133,024)	(836,166)

Net income (loss) before income tax benefit (expense)	(1,241,682)	(847,184)

Income tax benefit (expense)	403,196	578,730

Net income (loss) before preferred stock dividends	(838,486)	(268,454)

Preferred stock dividends	(491,956)	(494,400)

Net income (loss) available to common stockholders	$(1,330,442)	$(762,854)

Net income (loss) per common share - basic and diluted	$(0.03)	$(0.02)

Weighted average common shares outstanding - basic and diluted	39,821,000	39,557,000

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income (loss) before preferred stock dividends	$(838,486)	$(268,454)
Adjustments to reconcile net income (loss) before preferred stock dividends to net cash provided by (used in) operating activities:
Depreciation and amortization	1,591,926	1,926,048
Change in allowance for doubtful accounts	25,447	(1,118)
Noncash interest	669,416	388,289
Stock-based compensation	18,028	87,528
Deferred income tax benefit	(426,648)	(589,426)
Change in fair value of derivative financial instruments	(228,631)	(194,471)
Increase (decrease) in cash attributable to changes
in operating assets and liabilities
Accounts receivable, net	(30,127)	(831,805)
Prepaid expenses and other current assets	(68,848)	37,444
Accounts payable	185,773	839,652
Unearned revenues	458,950	20,336
Accrued expenses and other current liabilities	(148,605)	368,408
Net cash provided by (used in) operating activities	1,208,195	1,782,431

Cash flows from investing activities:
Purchases of property and equipment	(242,187)	(142,389)
Acquisition of Alaska Pension Services	-	(1,476)
Acquisition of Lamoriello Entities	-	(50,810)
Acquisition of Alan N. Kanter & Associates	(94,175)	(28,313)
Acquisition of REPTECH Corp	-	(183,322)
Acquisition of The Pension Group, Inc.	-	(1,288,269)
Net cash provided by (used in) investing activities	(336,362)	(1,694,579)

Cash flows from financing activities:
Proceeds from revolving line of credit	-	1,272,008
Payments on long-term debt and notes	(1,008,415)	(1,207,386)
Net cash provided by (used in) financing activities	(1,008,415)	64,622

Net increase (decrease) in cash	(136,582)	152,474

Cash, beginning of period	274,956	531,446

Cash, end of period	$138,374	$683,920

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$608,585	$638,425

Cash paid during the period for taxes	$14,430	$100,520

Supplemental schedules of noncash investing and financing activites:
Accrued preferred dividends	$491,956	$494,400

Capitalization of accrued interest on secured term notes	$195,863	$93,274

Capitalization of deferred financing costs on secured term notes	$-	$100,625

(continued)

Supplemental Disclosure of Non-Cash Investing and Financing Activities

The Company endeavors to structure its stock purchase agreements with acquisition candidates as cash and debt free transactions where the sellers retain all cash and outstanding liabilities. If any net liabilities remain at the closing date, they are settled as a reduction in the purchase proceeds. Proceeds paid to the sellers typically include, cash, notes payables issued to the sellers and the issuance of the common stock of the Company at the average of recent market values. The majority of liabilities assumed by the Company represent unearned revenues of the acquired company at the closing date and the deferred tax liability related to the recorded intangible assets.

The following schedule represents cumulative cash paid, notes and common stock issued and liabilities assumed since acquisition date.

2006:	Lamoriello Entities

Fair value of assets acquired	$6,656,190
Cash paid	(3,354,190)
Notes issued	-
Common stock issued	(1,500,000)
Total liabilities assumed	$1,802,000

	Alaska Pension	Alan N. Kanter
2008:	Services, Ltd.	& Associates, Inc.

Fair value of assets acquired	$1,663,443	$2,691,916
Cash paid	(935,761)	(2,187,951)
Due to sellers	-	-
Notes issued	(220,000)	-
Common stock issued	(220,000)	-
Total liabilities assumed	$287,682	$503,965

		The Pension
2008:	REPTECH Corp.	Group, Inc.

Fair value of assets acquired	$5,001,218	$6,315,702
Cash paid	(2,036,652)	(3,636,807)
Notes issued	(922,656)	(617,500)
Common stock issued	(715,104)	(467,500)
Total liabilities assumed	$1,326,806	$1,593,895

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 1. Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated interim financial statements included herein have been prepared in accordance with generally accepted accounting principles for interim period reporting in conjunction with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, these statements do not include all of the information required by generally accepted accounting principles for annual financial statements. In the opinion of management, all known adjustments (consisting of normal recurring accruals and reserves) necessary to present fairly the financial position, results of operations and cash flows as of and for the interim periods have been included. It is suggested that these condensed consolidated interim financial statements be read in conjunction with the consolidated financial statements and related notes included in National Investment Managers Inc. Form 10-K for the year ended December 31, 2009.

The operating results for the three months ended March 31, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

All significant intercompany transactions and balances have been eliminated in consolidation.

Certain amounts in the 2009 condensed consolidated interim financial statements and disclosures have been reclassified to conform to the current year presentation.

The preparation of condensed consolidated interim financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed consolidated interim financial statements as well as the reported amounts of revenue and expenses during the reporting period. Actual amounts could differ from those estimates.

Note 2. Background and Liquidity

The Company is in the principal business of acquiring and managing operating entities that offer a full array of pension plan administration services, including but not limited to plan design, consulting, installation, ongoing annual administration and pension actuarial services, financial and investment advisory services and sale of various insurance products to small and medium sized businesses and high-net worth individuals in the United States. As of March 31, 2010, the Company owned 22 operating units in fourteen states. The Company’s headquarters is located in Dublin, Ohio.

At March 31, 2010 and December 31, 2009, the Company's working capital deficit was approximately $32.2 million and $9.3 million, respectively and its accumulated deficit was approximately $24.9 million and $23.6 million, respectively. Further, for the three months ended March 31, 2010 and March 31, 2009, the Company's net loss before preferred stock dividends was approximately $0.8 million and $0.3 million, respectively and its cash flows from operations was approximately $1.2 million and $1.8 million, respectively.

Through its senior lending arrangements, the Company has access to a Revolving Line of Credit of up to $2.0 million, which was temporarily increased to $2.5 million through December 31, 2009 and further extended through February 28, 2010, to supplement its cash generated from operations. At March 31, 2010 and December 31, 2009, the Company had $2.5 million of principal outstanding under this arrangement. Effective April 26, 2010, the maximum principal amount available under the Revolving Line of Credit was increased to $4.0 million as a result of an amendment to its current senior lending arrangement as discussed in the Subsequent Events - Debt Amendments section of Note 5.

On April 12, 2010, in order to alleviate a lack of short-term liquidity, the Company obtained an additional loan of $0.5 million for short-term working capital purposes from its subordinated lenders due on May 15, 2010. On May 7, 2010, the Company used funds available from the increased Revolving Line of Credit to pay off the short-term working capital loan.

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

The Company’s existing commitments for term notes from senior and subordinated senior lenders are currently exhausted. The Company has amended its current lending arrangements, with its existing lenders, beyond 2010 as discussed in the Subsequent Events - Debt Amendments section of Note 5.  In the amendments, the Company has agreed that its senior or subordinated senior lenders may terminate its forbearance agreements if, in the lender’s reasonable judgment, the Company has not made adequate progress toward a reasonably satisfactory recapitalization initiative by July 15, 2010 or any date thereafter through the forbearance period. If the Company is not successful in its recapitalization or debt refinancing efforts, it will not have the ability to pay the senior and subordinated senior debt at the end of the forbearance period.

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

As a result of the Company’s current capital position, general liquidity constraints, and its commitments in the amendments to its lending arrangements, management’s primary focus will be to dedicate significant time and efforts in 2010 towards the successful recapitalization or debt refinancing of the Company. Management will also continue to enhance operating efficiencies and increase the effectiveness of the current operating subsidiaries through the implementation of technology and operational upgrades.  The Company expects further acquisition activity in 2010, if any, to be limited and only with the approval of its lenders.

Note 3. Adoption of New Accounting Pronouncements

In April 2009, the Financial Accounting Standards Board (“FASB”) issued guidance in the Financial Instruments and Interim Reporting Topics of the FASB Accounting Standards Codification (“ASC”). This guidance requires disclosures about fair value of financial instruments in interim financial statements. It requires that disclosures be included in both interim and annual financial statements of the methods and significant assumptions used to estimate the fair value of financial instruments. This guidance is effective for periods ending after June 15, 2009, with comparative disclosures required only for periods ending subsequent to initial adoption. The Company has disclosed the assumptions used to estimate the fair value of financial instruments in the notes to condensed consolidated interim financial statements.

In August 2009, the FASB issued guidance in the Fair Value Measurements and Disclosures Topic of FASB ASC. This guidance updates the fair value measurement of liabilities that provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available; a reporting entity is required to measure fair value using alternative valuation techniques. This guidance provided in this update is effective for interim and annual periods beginning after August 27, 2009. Valuation techniques used by the Company are discussed in Note 10.

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

Note 5. Long-term Debt and Derivative Liabilities

Long-term debt activity for the three months ended March 31, 2010 consisted of the following:

	(Audited)				(Unaudited)
	Balances at	Add:	Less:	Add:	Balances at
	December 31, 2009	New Debt	Payments	Amortization	March 31, 2010
Senior Term Note	$12,000,000		(1,000,000)		$11,000,000
Subordinated Sr Note	12,992,542	195,863			13,188,405
Seller notes	2,868,489				2,868,489
Capitalized leases	62,254		(8,415)		53,839
	27,923,285				27,110,733
Less: unamortized debt discount	(1,454,175)			289,535	(1,164,640)
	26,469,110				25,946,093
Less: current portion	(3,352,743)				(25,721,436)
	$23,116,367				$224,657

New debt on the Subordinated Senior Note includes noncash interest of $195,863.

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Revolving Line of Credit and Senior Term Note
On November 30, 2007, the Company entered into (i) a Revolving Line of Credit and Term Loan Agreement (the "Senior Loan Agreement") with RBS Citizens Bank (“Senior Lender”) and (ii) a Securities Purchase and Loan Agreement (the "Subordinated Senior Agreement") with Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Lehman Brothers Commercial Bank (the “Subordinated Senior Lenders”). A principal amount of the proceeds generated from the two financings were used to retire existing debt. Pursuant to the Senior Loan Agreement, the Company entered into a Revolving Line of Credit in the initial amount of $1,000,000 (the "Revolver") and a Term Loan Promissory Note in the initial amount of $8,000,000 (the "Term Loan"). If certain conditions are satisfied, the Company may utilize additional financing under the Revolver up to $1,000,000 (the "Additional Revolver") and additional term loans up to $7,000,000 (the "Additional Term Loan") to fund future acquisitions (the Term Loan and the Additional Term Loan are collectively referred to as the “Senior Term Note”). On July 15, 2008, the Company borrowed an additional $2,358,375 on the Senior Term Note. As part of the transaction, the Company paid $22,992 in deferred financing costs which will be amortized over the remaining life of the loan. On October 2, 2008, the Company borrowed an additional $1,937,760 on the Senior Term Note. On November 26, 2008, the Company borrowed the remaining $2,703,865 on the Senior Term Note exhausting the availability of funds under the Senior Term Note. The Senior Term Note and the Revolving Line of Credit bear interest at the applicable LIBOR rate of interest. The Senior Term Note and the Revolving Line of Credit mature on July 31, 2010; but, were extended under the April 26, 2010 amendment discussed further in the Subsequent Events – Debt Amendments section of this Note 5. From closing through November 30, 2008, the Company was required to pay interest accruing on the Senior Term Note and the Revolving Line of Credit on the last day of the applicable LIBOR interest period. Subsequent to November 30, 2008, the Company is required to pay the applicable amount of interest owed on the Senior Term Note and the Revolving Line of Credit as well as a portion of the principal of the Senior Term Note based upon a five year straight line amortization schedule of $250,000 in principal on a monthly basis with the remaining outstanding principal balance to be paid in one lump sum on the date of maturity. Commencing January 1, 2008, the Company is obligated to pay an unused commitment fee on the first business day of each quarter for any amounts not used by the Company under the Additional Term Loan. The unused commitment fee to be paid is equal to one-quarter multiplied by the applicable basis point level, which is contingent upon the Company's ratio of total debt funded to EBITDA. The Senior Lender has a secured lien on all assets of the Company and its subsidiaries. The Company may prepay the Senior Term Note and the Revolving Line of Credit at anytime.

As of March 31, 2010, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $2.5 million and $11.0 million, respectively and the interest rate was 4.73%. As of December 31, 2009, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $2.5 million and $12.0 million, respectively and the interest rate was 4.73%.

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

At closing, the Company issued warrants (“Subordinated Senior Warrants”) to purchase an aggregate 5,742,789, 3,828,527 and 1,914,262 shares of common stock at $0.50, $1.00 and $1.50 per share, respectively. The Subordinated Senior Warrants are exercisable through November 2017 on a cash or cashless basis. Subsequent to January 31, 2011, the consummation of a Capital Transaction or an event of default, the Subordinated Senior Lenders may elect to sell to the Company all or a portion of the shares issuable upon exercise of the Subordinated Senior Warrants (the "Put"). The cash payment to be made by the Company shall be determined by dividing the value of the Company's common stock equity by the number of shares outstanding on a fully diluted basis (the "Repurchase Price"). In the event that a Capital Transaction is entered into during the six months following the closing of the Put, then the Company is obligated to make an additional payment to the Subordinated Senior Lenders to reflect the difference of the amount initially paid in connection with the Put and the amount that would have been paid had the Put been exercised pursuant to the second Capital Transaction.

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

On November 3, 2008, Woodside Capital Partners V, LLC and Woodside Capital Partners V QP, LLC (“Woodside Purchasers”) acquired all of the Subordinated Senior Notes and Subordinated Senior Warrants held by Lehman Brothers Commercial Bank (“Lehman”). Concurrent with the sale of the Subordinated Senior Notes and Subordinated Senior Warrants by Lehman, the Company and the Woodside Purchasers entered into a side letter agreement whereby the Woodside Purchasers agreed that in the event that a capital transaction is consummated on or prior to May 4, 2009, the Woodside Purchasers shall surrender each of the assigned Subordinated Senior Warrants held by it to the Company for cancellation and forfeit its right to receive its portion of the conditional interest payment and fee arrangement assigned to it by Lehman. The Woodside Purchasers together with the Woodside Capital Partners IV, LLC and Woodside Capital Partners IV QP, LLC are hereinafter referred to as the “Woodside Subordinated Senior Lenders”.

As of March 31, 2010 and December 31, 2009, approximately $13.2 million and $13.0 million, respectively, were outstanding under the Subordinated Senior Agreement.

In Connection with the April 26, 2010 amendments, discussed further in the Subsequent Events – Debt Amendments section of this Note 5, the Woodside Subordinated Senior Lenders agreed to surrender the Subordinated Senior Warrants and relinquish their rights to the CIP Payment and the Fee Agreement.

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

As of December 31, 2008, the Company was not in compliance with certain covenants under the Senior Loan Agreement and the Subordinated Senior Agreement. The Company’s decline in asset based revenues, as a result of the dramatic decline in the U.S. equity markets in the second half of 2008, negatively impacted its ability to achieve Adjusted EBITDA targets as planned and three out of five related debt covenants presented below. As a result, management entered into Waiver and Amendment Agreements to the Senior Loan Agreement and the Subordinated Senior Agreement (“Waiver and Amendment Agreements”) in March 2009. Under the terms of the Waiver and Amendment Agreements, the Senior Lender and Woodside Subordinated Senior Lenders waived the existing defaults on the debt covenants at December 31, 2008 and revised future covenant calculations.  In exchange, the Company is subject to an increase in the interest rates of 1.25% on the Senior Term Note and 1.75% on the outstanding Revolving Line of Credit, over the remaining term of the Senior Loan Agreement. In addition, the Company incurred one-time amendment fees totaling $100,625 (of which $60,000 was added to the Subordinated Senior Note) upon the effective date and is now subject to a 0.25% unused commitment fee on the Revolver which the Company does not expect to be material. The Senior Lender and the Woodside Subordinated Senior Lenders will also have approval rights for all future acquisitions and the Company will be subject to more frequent and timely compliance and reporting requirements with the Senior Lender.

On September 29, 2009, the Company and Senior Lender agreed to temporarily increase the maximum principal amount available under the Revolving Line of Credit to $2,500,000 through December 31, 2009 and later extended through February 28, 2010. At February 28, 2010, the Company is required to repay any amounts outstanding under the Revolving Line of Credit in excess of $2,000,000. As part of the transaction, the Company paid or accrued $61,583 in deferred financing costs associated with the original increase in the Revolving Line of Credit dated September 29, 2009, which will be amortized over the remaining life of the loan. The agreement was further amended as part of the April 26, 2010 amendment discussed further in the Subsequent Events – Debt Amendments section of this Note 5.

As of September 30, 2009, the Company was not in compliance with certain restrictive covenants in the Waiver and Amendment Agreements. As a result, the Senior Lender and the Woodside Subordinated Senior Lenders issued the Company reservation of rights letters, which notifies the Company of default under the Waiver and Amendment Agreements. The document indicates that this default entitles the Senior Lender and the Woodside Subordinated Senior Lenders to exercise certain rights and remedies under the Senior Loan Agreement and the Subordinated Senior Agreement through issuance of a Reservation of Rights letter. The Senior Lender and Woodside Subordinated Senior Lenders agreed to not exercise all their rights and remedies at this time; but, reserve the right to do so in the future. The Woodside Subordinated Senior Lenders exercised their right to increase the interest rate by 3% on the Subordinated Senior Note effective November 15, 2009. The increased interest is compounded monthly and added to the Subordinated Senior Note.

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

As of March 31, 2010 and December 31, 2009, the Company was not in compliance with certain restrictive covenants in the Waiver and Amendment Agreements. As a result, on April 26, 2010, the Senior and Woodside Subordinated Senior Lenders agreed to amend the existing loan agreements. Under the amendments, the Senior and Woodside Subordinated Senior Lenders agreed to forbear from exercising their rights and remedies for identified events of default and anticipated events of default during the forbearance period subject to certain terms and conditions which are discussed further in the Subsequent Events – Debt Amendments section of this Note 5.

The tabular presentation sets forth the Company’s most restrictive covenants for the trailing twelve month periods as amended by quarter for 2009 and 2010.

	Amended
	2009						2010
	Q1	Q2	Q3		Q4		Q1
Minimum Adjusted EBITDA (1)
Actual	$8,798,069	$9,638,281	$8,780,797	*	$8,884,905	**	$8,515,679	**
Covenant	$8,400,000	$9,000,000	$9,050,000		$10,100,000		$10,700,000

Maximum Leverage Ratio (2)
Actual	3.11	3.05	3.48	*	3.42	**	3.48	**
Covenant	3.25	3.25	3.25		2.75		2.60

Minimum Fixed Charge Coverage Ratio (3)
Actual	1.12	1.02	0.95	*	1.16	**	0.32	**
Covenant	1.05	1.00	1.00		1.20		1.25

Minimum Interest Coverage Ratio (4)
Actual	3.09	3.27	2.93		2.94		2.70
Covenant	2.25	2.25	2.25		2.50		2.50

Maximum Ratio of Total Funded Debt to Net Worth (5)
Actual	1.45	1.21	1.17		1.18		1.15
Covenant	2.00	2.00	2.00		2.00		2.00

* Reservation of rights issued by the Senior Lender and Subordinated Senior Lenders dated November 13, 2009.

** Under the Senior Loan Amendment and Subordinated Senior Amendment entered into on April 26, 2010, the Senior and Woodside Subordinated Senior Lenders agreed to forbear from accelerating or otherwise enforcing their rights and remedies with respect to the above covenant defaults under the Senior Loan and Subordinated Senior Amendments until January 2011.

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

(3) Minimum Fixed Charge Coverage Ratio is the quotient of Operating cash flow and Debt Service. Operating cash flow is the sum of  Minimum Adjusted EBITDA and the trailing twelve months of Adjusted EBITDA from acquisitions less taxes paid and capital expenditures during the trailing twelve month period. Debt Service is the sum of the current portion of all long term debt, except the Senior Term Note which if defined as $3,000,000 for this calculation, and the trailing twelve months of interest expense.

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

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Following is a reconciliation of Minimum Adjusted EBITDA to net loss available to common stockholders:

Period Ended
March 31, 2010

Minimum Adjusted EBITDA for the trailing twelve months	$8,515,679

Depreciation and amortization	(8,613,047)

Stock based compensation	(363,627)

Change in fair value of derivative financial instruments	820,805

Contractually specific charges to goodwill	137,814

Interest expense	(3,151,274)

Debt and other restructuring charges	(151,493)

Income tax expenses	(197,441)

Deferred income tax benefit	1,956,297

Preferred stock dividends	(1,975,156)

Second, third and fourth quarter 2009 net loss available to common stockholders	1,691,001

Net loss available to common stockholders	$(1,330,442)

Subsequent Events – Debt Amendments
On April 12, 2010, the Company entered into an agreement with the Woodside Subordinated Senior Lenders to receive an additional loan (“Short-Term Working Capital Loan”) of $500,000 to be used for short-term working capital needs. For use of the funds, the Company paid a fee of $5,000. The Short-Term Working Capital Loan accrues interest at 12% per annum. The principal amount and any accrued and unpaid interest is due on May 15, 2010. On May 7, 2010, the Company paid all outstanding principal and accrued interest.

On April 26, 2010, the Company entered into an amendment (“Senior Loan Amendment”) to the Senior Loan Agreement. In the Senior Loan Amendment, the Senior Lender agreed to forbear from accelerating or otherwise enforcing its rights and remedies with respect to identified events of default and anticipated events of default under the Senior Loan Agreement until January 2, 2011 (the “Forbearance Period”) and, in addition, extends the maturity of the indebtedness until January 2, 2011. During the Forebearance Period, the Senior Lender agreed to increase the maximum principal amount available under the Revolving Line of Credit to $4,000,000. All advances on the Revolving Line of Credit after the date of the Senior Loan Amendment, including any outstanding draws, will incur interest, payable on a monthly basis, at a rate of prime plus 6%. Also, the Senior Lender agreed to suspend the monthly principal payments of $250,000 on the Senior Term Note. The Company will continue to pay the applicable amount of interest owed on the Senior Term Note on the last day of each month.

In return, the Company agreed as part of the Senior Loan Amendment that, among other things, the Senior Lender may terminate the Senior Loan Amendment during the Forbearance Period if the Company does not (i) meet specified cash flow tests of its cash receipts and disbursements measured weekly on a rolling six week and forbearance period-to-date basis, as defined in the amendment and (ii) maintain a specified minimum cash and available Revolving Line of Credit balance of $500,000.

The Company engaged a financial advisor to assist in exploring, evaluating and implementing one or more strategic alternatives for the recapitalization of the Company (“Recapitalization Initiative”), including refinancing its current debt, raising capital, and/or sale of the Company to a third party. The Senior Lender may terminate the Forbearance Period if, in the Senior Lender’s reasonable judgment, the Company has not made adequate progress toward a reasonably satisfactory Recapitalization Initiative by July 15, 2010 or any date thereafter. The Company paid the financial advisor $60,000 upon the execution of an amendment to the loan agreements with Senior and Woodside Subordinated Senior Lenders and agreed to pay a monthly service fee of $30,000. In the event of a sale to a third party, the Company will pay the financial advisor a transaction fee of $950,000. In the case of a refinancing, the Company will pay the financial advisor a fee equal to (i) 1.5% of the total amount of senior debt raised, plus (ii) 3.0% of the total amount of any one-stop debt raised, plus (iii) 4.0% of the total amount of junior debt raised.

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

In addition, upon closing of a capital transaction, the Company is required to pay an additional fee to its Senior Lender. In the event of a sale to a third party, the Company will pay the Senior Lender a fee (“Borrower Sale Fee”) equal to the sum of $300,000 plus 0.75% of the excess of the gross purchase price paid for the Company over the Company’s outstanding indebtedness less any exit fees paid to the Woodside Subordinated Senior Lenders. In the case of a repayment in full or maturity, the Company will pay the Senior Lender a fee (“Borrower Refinancing Fee”) equal to 4% of the outstanding indebtedness to the Senior Lender. If a Company sale were to take place within six months after the maturity date or the repayment in full and if that sale transaction would result in a Borrower Sale Fee greater than $300,000, then the Company would pay the Senior Lender an amount equal to the difference between the Borrower Sale Fee and $300,000.

On April 26, 2010, in addition to the Senior Loan Amendment, the Company entered into an amendment (“Subordinated Senior Amendment”) to the Subordinated Senior Agreement with the Woodside Subordinated Senior Lenders. In the Subordinated Senior Amendment, the Woodside Subordinated Senior Lenders agreed to forbear from accelerating or otherwise enforcing its rights and remedies with respect to identified events of default and anticipated events of default under the Subordinated Senior Agreement until January 2, 2011 (the “Forbearance Period”). In addition, the Woodside Subordinated Senior Lenders agreed to surrender the Subordinated Senior Warrants and relinquish their rights to the CIP Payment and the Fee Agreement.

In return, the Company agreed as part of the Subordinated Senior Amendment that, among other things, the Woodside Subordinated Senior Lenders may terminate the Subordinated Senior Amendment during the Forbearance Period if the Company does not (i) meet specified cash flow tests of its cash receipts and disbursements measured weekly on a rolling six week and forbearance period-to-date basis, as defined in the agreements and (ii) maintain a specified minimum cash and available Revolving Line of Credit balance of $500,000.

The Company engaged a financial advisor to assist in exploring, evaluating and implementing one or more strategic alternatives for the recapitalization of the Company (“Recapitalization Initiative”), including refinancing its current debt, raising capital, and/or sale of the Company to a third party. The Woodside Subordinated Senior Lenders may terminate the Forbearance Period if, in the Woodside Subordinated Senior Lenders’ reasonable judgment, the Company has not made satisfactory progress toward a Recapitalization Initiative by July 15, 2010 or any date thereafter. The Company has agreed to pay the financial advisor as discussed above.

The Subordinated Senior Note continues to bear interest at 18%; however, only 6% is due and payable on a monthly basis and 12% is compounded monthly and added to the principal amount of the Subordinated Senior Note. The Company agreed to pay the Woodside Subordinated Senior Lenders a fee (“Modification Fee”) of $250,000, which is to be paid on the earlier of January 31, 2011, a capitalization transaction, or an event of default. The Modification Fee shall constitute an additional debt obligation and accrues interest at 18% per annum, compounded monthly, payable at the date the Modification Fee is due.

In addition, the Company agreed to pay the Woodside Subordinated Senior Lenders a fee (“Exit Fee”) payable on the earlier of (i) a sale of the Company to a third party, (ii) repayment of all amounts due the Woodside Subordinated Senior Lenders (“Repayment Event”), or (iii) January 31, 2011 (“Maturity”). In the event of a sale transaction occurring prior to a Repayment Event, the Exit Fee will be $450,000 plus 1.5% of the excess of the gross purchase price paid for the Company over the Company’s outstanding indebtedness less any Borrower Sale Fee paid to the Senior Lender. Upon a Repayment event or Maturity, the Exit Fee shall be $450,000.  If a Company sale were to take place within six months after a Repayment Event or Maturity and if that sale transaction would have resulted in an Exit Fee greater than $450,000, then the Company would pay the Woodside Subordinated Senior Lenders an amount equal to the difference between the greater Exit Fee and $450,000.

Seller Financing
In connection with the Company’s acquisition strategy, part of the purchase price is paid through seller financed instruments. As of March 31, 2010, total funds due to former owners were $2,868,489. Of this amount, $2,674,726 is due in the next twelve months and $193,763 is due thereafter. Seller financed instruments bear interest at 6% to 8% per annum. All seller financed instruments are uncollateralized. Under the terms of the Senior Loan Amendment and the Subordinated Senior Amendment, any subordinated payments, including seller financing, are not to be paid during the forbearance period unless otherwise approved by the Senior and Woodside Subordinated Senior Lenders. The Company will seek to amend and restructure certain unpaid seller notes during the forbearance period, although, there is no guarantee that this can be accomplished.

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

On March 16, 2009, the Company executed a restructured promissory note (“CIAS Restructured Note Agreement”) with the sellers of California Investment and Annuity Sales, Inc. (“CIAS”) under which the parties executed replacement notes superseding and terminating, the prior note between the parties dated April 3, 2008. Under the CIAS Restructured Note Agreement, the Company issued two promissory notes for an aggregate of $950,000 payable in eight monthly principal only installments of $70,000 beginning on August 15, 2009 and ending March 15, 2010, and three monthly installments of $130,000 plus all accrued interest, less any adjustments to the promissory notes under the CIAS agreement dated April 3, 2008, beginning on April 15, 2010 and ending on June 15, 2010. The notes pay interest at 8% per annum. Accrued interest on the April 3, 2008 promissory notes was paid to the CIAS Sellers within ten business days of the original scheduled payment date of June 3, 2009.

On March 24, 2009, the Company executed two promissory notes each for $75,000 payable to the sellers of The Pension Group, Inc. (“TPG”) in lieu of full payment of their portion of the additional payment for $467,500, prior to any adjustments, due at March 26, 2009 under the TPG purchase agreement (“TPG Agreement”) dated November 26, 2008, and was subject to interest of 8% per annum. The notes were paid on June 26, 2009.

On September 24, 2009, the Company executed Amendment No. 1 to the TPG Agreement with the sellers of TPG under which the sellers of TPG agreed to replace the maturity date and payment terms under the promissory notes, dated November 26, 2008, with installment payments to be made in twelve monthly principal installments of $38,958, plus accrued interest, beginning on July 25, 2010 and ending June 25, 2011 at an interest rate of 8% per annum beginning on October 1, 2009. Interest accrued on the promissory notes through September 30, 2009 was paid to the sellers of TPG within fifteen business days of January 25, 2010.

On September 25, 2009, the Company executed Amendment No. 1 to the REPTECH purchase agreement (“REPTECH Agreement”) with the sellers of Pension Technical Services, Inc. (“REPTECH”) under which the sellers of REPTECH agreed to replace the payments due under the promissory notes, dated October 2, 2008, with installment payments to be made in twelve monthly principal installments of $76,888, plus accrued interest, beginning on May 15, 2010 and ending April 15, 2011 at an interest rate of 8% per annum beginning on October 1, 2009. Interest accrued on the promissory notes through September 30, 2009 was paid to the sellers of REPTECH within fifteen business days of December 1, 2009.

On September 28, 2009, the Company executed Amendment No. 1 to the CIAS Restructured Note Agreement with the sellers of CIAS under which the sellers of CIAS agreed to replace the remaining monthly installment payments under the CIAS Restructured Note Agreement, dated March 16, 2009, with installment payments to be made in six monthly principal only installments of $70,000 beginning on April 15, 2010 and ending September 15, 2010, and three monthly principal installments of $130,000, plus all accrued interest, less any adjustments to the promissory notes under the CIAS agreement dated April 3, 2008, beginning on October 15, 2010 and ending December 15, 2010. The Senior and Woodside Subordinated Senior Lenders have not authorized payment of the principal or accrued interest of this note as of May 14, 2010.

On September 29, 2009, the Company executed Amendment No. 1 to the TPA Restructured Note Agreement with the sellers of TPA under which the sellers of TPA agreed to replace the remaining monthly principal installments of $93,056 plus accrued interest under the TPA Restructured Note Agreement, dated February 24, 2009, with a single principal payment of $558,333 on March 1, 2010 plus interest accrued from August 31, 2009. The Senior and Woodside Subordinated Senior Lenders have not authorized payment of the principal or accrued interest of this note as of May 14, 2010.

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Derivative Liabilities
Pursuant to the Derivatives and Hedging Topic of FASB ASC, the Subordinated Senior Warrants and the Fee Agreement, meet the requirements of and are accounted for as a liability since they could require net-cash settlement by the Company.  This option to net-cash settle is out of the Company’s control.  The initial value of the Subordinated Senior Warrants and the Fee Agreement was treated as a discount to the corresponding note and recorded as a liability. The Company calculated the initial value of the Subordinated Senior Warrants to be $2,522,661 and the value of the Fee Agreement to be $654,575. The value of the Subordinated Senior Warrants and the Fee Agreement was determined using the formula outlined in section 11 of the Securities Purchase and Loan Agreement and section 1.3 of the Fee Agreement.  The value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. At March 31, 2010 and December 31, 2009, the Subordinated Senior Warrants have a value of $0, and the Fee Agreement has a value of $1,444,838 and $1,635,321, respectively. Pursuant to the Subordinated Senior Amendment, dated April 26, 2010 and discussed in the Subsequent Events – Debt Amendments section of this Note 5, the Woodside Subordinated Senior Lenders have agreed to surrender the Subordinated Senior Warrants and relinquish their rights to the Fee Agreement.

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

Pursuant to the Derivatives and Hedging Topic of FASB ASC, the 2005 Warrant, the 2005 Option and the New Warrant (collectively, “Laurus Derivative Financial Instruments”), meet the requirements of and are accounted for as a liability since they contain registration rights and the agreement is silent on how the contract would be settled and thus assumes net-cash settlement in the event that the Company is unable to deliver registered shares. The initial value of the Laurus Derivative Financial Instruments was treated as a discount to their corresponding notes and recorded as a liability. The Company calculated the initial value of the Laurus Derivative Financial Instruments on the closing date of the transactions as being $1,578,159. The value of the Laurus Derivative Financial Instruments was determined using a Black-Scholes option pricing model with the following assumptions: expected term - 3-8 years, volatility - 25%, risk free rate - 4%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the Laurus Derivative Financial Instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercising the Laurus Derivative Financial Instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. At March 31, 2010 and December 31, 2009, the Laurus Derivative Financial Instruments have a value of $50,750 and $88,898, respectively.

Note 6. Stockholders’ Equity

Series D Preferred Stock Conversion
On January 4, 2010, a holder of 8,513 shares of Series D Convertible Preferred Stock converted such shares into 170,260 shares of common stock.

Common Stock and Stock Options
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

On December 31, 2009, the Company issued 100,000 shares of restricted common stock to the Chief Executive Officer as part of his November 30, 2007 employment agreement.

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 7. Stock-Based Compensation

The Company complies with the fair value recognition provisions of the Compensation and Equity Topics of FASB ASC which requires compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility range of 25.0% to 60.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a range of risk-free interest rates of 1.55% to 4.19% which coincides with the expected life of the options and warrants at the time of issuance. During the three month periods ended March 31, 2010 and March 31, 2009, the Company recorded stock-based compensation of $18,028 and $87,528, respectively. There was no cash flow effect resulting from these arrangements.

The following is a summary of all option activity through March 31, 2010:
			Weighted
			Average
	Number of		Remaining	Aggregate
	Shares	Weighted	Term	Instrinsic
	Outstanding	Avg. Price	(in years)	Value

Outstanding, January 1, 2009	4,488,463	$0.80	3.07	$-
Granted	2,502,000	$0.20
Exercised	-	$-
Forfeited	(1,120,500)	$0.90
Expired	(25,000)	$1.00
Outstanding, January 1, 2010	5,844,963	$0.53	3.13	$-
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding, March 31, 2010	5,844,963	$0.53	2.87	$-

Exercisable, March 31, 2010	5,412,463	$0.56	2.76	$-

The Company settles stock option exercises with newly issued shares of common stock. For the periods ended March 31, 2010 and March 31, 2009, respectively, total compensation cost not yet recognized for non-vested awards of $13,236 and $182,665 have a weighted average period of 0.58 years and 0.77 years over which compensation expense is expected to be recognized.

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

Unexercised stock options and warrants to purchase common stock and preferred stock convertible into common stock as of March 31, 2010 and 2009, respectively, are as follows:

	March 31, 2010	March 31, 2009

Options and warrants	27,383,323	27,060,519
Preferred stock	32,789,748	32,960,008
	60,173,071	60,020,527

For the periods ended March 31, 2010 and March 31, 2009, respectively, options and warrants include non-vested shares of 432,500 and 1,195,417.

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share for the three months ended March 31, 2010 and March 31, 2009, respectively, since their inclusion would be anti-dilutive.

Some employee options granted in 2009 may only be exercised if authorized common shares are available. Furthermore, the Company is not obligated to settle these options in cash.

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

In accordance with the guidance of the Income Taxes Topic of the FASB ASC, there were no unrecognized tax benefits as of March 31, 2010 and 2009. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax expense or benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at March 31, 2010 and 2009. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of this guidance did not have a material impact on the Company's condensed consolidated interim financial position, results of operations and cash flows.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The liabilities measured at fair value on a recurring basis as of March 31, 2010 are as follows:

Fair Value at Reporting Date Using
Quoted Price in
		Active Markets	Significant Other	Significant
		for Indentical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)

Derivative financial instruments	$1,495,588	$-	$-	$1,495,588

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs as of March 31, 2010 is as follows:

Fair Value
Measurments
Using Significant
Unobservable
Inputs
(Level 3)

Beginning balance - January 1, 2010	$1,724,219
Total (gains) losses (realized/unrealized)
Included in earnings (or changes in net liabilities)	(228,631)

Ending balance - March 31, 2010	$1,495,588

The amount of total (gains) losses for the period included
in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) losses relating to assets still
held at the reporting date	$(228,631)

The derivative liability measured at fair value of $1,495,588 consists of two components of stock options and warrants. The fair value assessment of 2,159,331 options and warrants equaling $50,750 are valued using the Black-Scholes option-pricing model based on assumptions for expected volatility, expected dividend yield rate, expected life, and risk-free interest rates. And, the fair value assessment of 11,485,578 warrants equaling $1,444,838 are valued using a contractually agreed upon formula, which utilizes the ending stock price of the Company and 100,000,000 fully diluted shares as of March 31, 2010 including certain adjustments to equate to a market capitalization as defined under the Subordinated Senior Warrants agreement.

The Company adopted this guidance for all non financial assets and liabilities that are measured at fair value on a non-recurring basis, such as goodwill and identifiable intangible assets. The assets measured at fair value on a non-recurring basis as of March 31, 2010 are as follows:

Fair Value Measurements Using
Quoted Prices in
		Active Markets	Significant Other	Significant
		for Indentical	Observable	Unobservable	Total
		Assets	Inputs	Inputs	Gains
Description	March 31, 2010	(Level 1)	(Level 2)	(Level 3)	(Losses)

Intangible assets - customer lists	$633,000	$-	$-	$633,000	$-

The intangible assets measured at fair value of $633,000 consist of asset purchases of Standard Retirement Services, Inc. and Custom K, Inc. The fair value assessment of both asset purchases are valued using plan attrition rates, both known and anticipated, and historical annual revenues of the acquired assets to estimate fair value of the final purchase price at the end of the contingency period. The Company concluded that estimating a range of possible alternative inputs was not meaningful due to the significant unobservable inputs utilized in the fair value assessment.

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

Note 11. Acquisitions of Subsidiaries and Other Assets

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

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The acquisition of each subsidiary is being accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC. Under the acquisition method, assets acquired and liabilities assumed are recorded at their estimated fair values. The Company allocates the excess of purchase price over net assets acquired to customer relationships, covenants not to compete, employment contracts, trade name and goodwill. The Company amortizes intangibles such as customer relationships, covenants not to compete, employment contracts and trade name over their estimated useful lives. In accordance with Intangibles-Goodwill and Others Topic of the FASB ASC, the Company does not amortize goodwill.

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

The acquisitions completed by the Company in 2009 are discussed further below:

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

The total purchase price for the acquisition of Standard was estimated to be about $591,000. It is being accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and is allocated as indicated:

Standard
Assets acquired:
Customer lists/relationships	$591,000
591,000

Liabilities assumed:
Unearned revenue	-

Net purchase price	$591,000

The identifiable intangible assets are amortized for book purposes over the estimated useful lives of the assets. Additional contingent consideration under the asset purchase agreement, if any, is considered to be additional purchase consideration as part of the purchase price of the firms at the time of acquisition. These contingencies will be reassessed on a periodic basis until the final outcome of the contingency is determinable but not longer than the measurement period, with the change recorded to identifiable intangibles.

The Company’s strategy in purchasing certain assets of Standard was to acquire the customer relationships of a retirement plan administration organization without incurring additional overhead expense. Standard was merged into the workflow at several of the Company’s subsidiaries.

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 12. Unaudited Pro forma Interim Financial Information – Three months ended March 31, 2010 and 2009

The following unaudited pro forma information gives effect to the asset acquisitions of Standard Retirement Services, Inc. and Custom K, Inc. as if the acquisitions all took place on January 1, 2009. The Pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009

Revenues	$11,174,971	$12,898,325

Net loss available to common stockholders	$(1,330,442)	$(530,382)

Net loss per common stock - basic and diluted	$(0.03)	$(0.01)

Note 13. Separation Agreements

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

LAMCO Advisory Services, Inc. is the investment advisor on the Company’s 401(k) retirement plan and owned by Nicholas J. Lamoriello, a shareholder of the Company. The Company paid approximately $5,000 and $0 in advisor fees to LAMCO Advisory Service, Inc. as of March 31, 2010 and March 31, 2009, respectively.

Renee Conner and William Renninger, former owners of TPA and current employees and shareholders of the Company, collectively own 100% of Conner Management Group, LLC (“CMG”). TPA is a lessee under an office lease agreement with CMG and paid approximately $35,000 and $33,000 in rent to CMG as of March 31, 2010 and March 31, 2009, respectively, which approximates fair market value.

Stephen H. Rosen, former owner of Stephen H. Rosen & Associates, Inc. (“SHRA”) and current employee of the Company, owns an interest in 89 Haddon Avenue Associates, L.L.C. (“HAA”). SHRA is a lessee under an office lease agreement with HAA and paid approximately $42,000 and $56,000 in rent to HAA as of March 31, 2010 and March 31, 2009, respectively, which approximates fair market value.

Michael Callahan, former owner of Pentec and PCM and current employee and shareholder of the Company, owns 100% of MJM MILESTONE, LLC (“MJM”). Pentec and PCM are lessees under an office lease agreement with MJM and paid approximately $22,000 and $27,000 in rent to MJM as of March 31, 2010 and March 31, 2009, respectively, which approximates fair market value.

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 15. Employment Agreements

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

•
Option grant to purchase 600,000 shares of common stock of the Company at $0.20 per share of which 300,000 shares vested on April 14, 2009, 150,000 shares vested on December 31, 2009 and 150,000 shares will vest on December 31, 2010. These options may be exercised only if authorized shares are available. Refer to Note 8;

•	A home office and car allowance of $1,000 per month; and

•	Continuation of health, life and disability insurance.

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

•
Option grant to purchase 250,000 shares of common stock of the Company at $0.20 per share of which 150,000 shares vested on April 15, 2009, 50,000 shares vested on December 31, 2009 and 50,000 shares will vest on December 31, 2010. These options may be exercised only if authorized shares are available. Refer to Note 8; and

•	Continuation of health, life and disability insurance.

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

In July 2009, the Company executed a contract to sell the flex administration business to the Total Administrative Services Corporation (“TASC”) which is expected to be closed in the second quarter of 2010. As part of the contract, TASC will pay the Company a percentage of the annual revenues transferred sixty days after closing, a percentage of annual revenues based bonus payment if a target retention level is obtained nine months after closing and a percentage of ongoing revenues beginning thirteen months after closing. This transaction is not material to the financial statements and thus is not necessary to be disclosed separately in the condensed consolidated interim financial statements. In addition, this transaction does not meet the definition of a capital transaction as defined in Note 5.

Note 17. Subsequent Events

On April 26, 2010, the Company entered into amendments to the Senior Loan Agreement and Subordinated Senior Agreement with its Senior and Woodside Subordinated Senior Lenders. The terms of the amendments are discussed in the Subsequent Events - Debt Amendments section of Note 5. As a result of the amendments, the Company is restricted from paying any seller notes without the authorization of the Senior and Woodside Subordinated Senior Lenders as discussed in the Seller Financing section of Note 5.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated interim results of operations, financial condition and liquidity position for the three months ended March 31, 2010. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2009 and the condensed consolidated unaudited interim financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements.

Forward-Looking Statements
This Quarterly Report on Form 10-Q contains forward looking statements, including without limitation, statements related to our plans, strategies, objectives, expectations, intentions and adequacy of resources. Investors are cautioned that such forward-looking statements involve risks and uncertainties including without limitation the following: (i) our plans, strategies, objectives, expectations and intentions are subject to change at any time at our discretion; (ii) our plans and results of operations will be affected by our ability to manage growth; and (iii) other risks and uncertainties indicated from time to time in our filings with the Securities and Exchange Commission.

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

Overview
The Company is in the principal business of acquiring and managing operating entities that offer administration services of retirement plans, financial and investment advisory services and sale of various insurance products to small and medium sized businesses and high-net worth individuals in the United States of America. As of March 31, 2010, the Company owned 22 operating units in fourteen states. The wholly-owned subsidiaries are based in Lake Mary, FL; North Attleboro, MA; Haddonfield, NJ; Yorktown Heights, NY; New York, NY; Beaverton, OR; Horsham, PA; Wayne, PA; Warwick, RI; Houston, TX; Marina Del Rey, CA; Seattle, WA; Harrisburg, PA; Southington, CT; Pikesville, MD; Anchorage, AK; Denver, CO and Laguna Hills, CA. The Company’s corporate headquarters is located in Dublin, Ohio.

Results of Operations

Three Month Period Ended March 31, 2010 Compared to March 31, 2009

	(Unaudited)		(Unaudited)
	Three Months Ended	% of	Three Months Ended	% of	$ Change	% Change
	March 31, 2010	Revenues	March 31, 2009	Revenues	2010 to 2009	2010 to 2009

Revenues	$11,174,971	100.0%	$12,643,246	100.0%	$(1,468,275)	-11.6%

Operating expenses:
Selling, general and administrative expenses	9,673,675	86.6%	10,640,688	84.2%	(967,013)	-9.1%
Depreciation and amortization	1,591,926	14.2%	1,926,048	15.2%	(334,122)	-17.3%
Stock-based compensation	18,028	0.2%	87,528	0.7%	(69,500)	-79.4%

Total operating expenses	11,283,629	101.0%	12,654,264	100.1%	(1,370,635)	-10.8%

Net operating income (loss)	(108,658)	-1.0%	(11,018)	-0.1%	(97,640)	886.2%

Other income (expenses):
Change in fair value of derivative financial instruments	228,631	2.0%	194,471	1.5%	34,160	17.6%
Interest expense	(1,294,078)	-11.5%	(1,039,444)	-8.2%	(254,634)	24.5%
Debt and other restructuring charges	(91,493)	-0.8%	-	0.0%	(91,493)
Interest, dividend and rental income	23,916	0.2%	8,807	0.1%	15,109	171.6%

Total other expense, net	(1,133,024)	-10.1%	(836,166)	-6.6%	(296,858)	171.6%

Net income (loss) before income tax benefit (expense)	(1,241,682)	-11.1%	(847,184)	-6.7%	(394,498)	35.5%

Income tax benefit (expense)	403,196	3.6%	578,730	4.6%	(175,534)	46.6%

Net income (loss) before preferred stock dividends	(838,486)	-7.5%	(268,454)	-2.1%	(570,032)	-30.3%

Preferred stock dividends	(491,956)		(494,400)

Net income (loss) available to common stockholders	$(1,330,442)		$(762,854)

Revenues for the three months ended March 31, 2010 decreased $1,468,275 to $11,174,971 compared to the three months ended March 31, 2009 as shown in the table above. The decrease in revenues was due primarily to a decrease in revenue of $1,608,865 at our third party administration subsidiaries offset by an increase in revenue of $140,590 generated by the subsidiaries that provide financial planning, investment advisory and insurance products. Retirement plans are restated pursuant to The Economic Growth and Tax Relief Reconciliation Act (“EGTRRA”), an Internal Revenue Service cycle that generally requires restatement of retirement plan documents every six years. The decrease in revenue from our third party administration subsidiaries is the result of a decrease in these retirement plan document restatement fees of approximately $815,000 as the restatement cycle for deferred compensation retirement plans was coming to an end as of March 31, 2010.  The remainder is a decrease in recurring plan administration revenues resulting from plan terminations and reductions in pension plan participants, as well as, a decrease in one-time consulting revenue, resulting from the downturn in the U.S. economy. The revenue for the period ended March 31, 2010, was generated from three sources; third party administration, $10,184,729; financial planning and investment advisory fees, $856,246; and insurance commissions, $133,996. The revenue for the period ended March 31, 2009, was generated from three sources; third party administration, $11,793,594; financial planning and investment advisory fees, $745,011; and insurance commissions, $104,641.

Operating expenses for the three months ended March 31, 2010 decreased $1,370,635 to $11,283,629 over the prior year's comparable three month period. As a percentage of revenue, operating expenses increased to 101.0% for the three months ended March 31, 2010 as compared to 100.1% for the three months ended March 31, 2009.

Selling, general and administrative expenses for the three months ended March 31, 2010 decreased $967,013 to $9,673,675 over the prior year's comparable three month period. The decrease is the result of the Company’s efforts to enhance operating efficiencies and reduce operating costs.

The March 31, 2010 and 2009 selling, general and administrative expenses consisted of the following:

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended	$ Change 2010
	March 31, 2010	March 31, 2009	to 2009

Selling, general and administrative expenses:
Salaries and related payroll costs	$6,439,804	$7,323,571	$(883,767)
Rent and utilities	802,859	797,247	5,612
Professional fees	737,769	762,770	(25,001)
Office expenses	473,756	526,460	(52,704)
Insurance expense	517,225	524,933	(7,708)
Computer related expense	202,279	177,279	25,000
Bad debt expense	53,171	34,911	18,260
Travel and entertainment	83,409	104,701	(21,292)
Commission expense	75,171	68,203	6,968
Miscellaneous other expenses	288,232	320,613	(32,381)
Total selling, general and administrative expenses	$9,673,675	$10,640,688	$(967,013)

As a percentage of revenue, selling, general and administrative expenses increased to 86.6% for the three months ended March 31, 2010 as compared to 84.2% for the three months ended March 31, 2009.

Depreciation and amortization for the three months ended March 31, 2010 decreased $334,122 to $1,591,926 over the prior year's comparable three month period primarily due to intangible assets acquired in prior acquisitions becoming fully amortized. As a percentage of revenue, depreciation and amortization decreased to 14.2% for the three months ended March 31, 2010 as compared to 15.2% for the three months ended March 31, 2009.

Stock-based compensation for the three months ended March 31, 2010 decreased $69,500 to $18,028 over the prior year's comparable three month period due primarily to 800,000 stock options issued in 2007 to the Chief Executive Officer as part of his November 30, 2007 employment agreement and 200,000 stock options issued in 2008 to the President and Chief Operating Office as part of his April 2008 employment agreement, both of which were still vesting and thus being expensed in first quarter 2009. As a percentage of revenue, stock based compensation decreased to 0.2% for the three months ended March 31, 2010 as compared to 0.7% for the three months ended March 31, 2009.

Net other expense was $1,133,024 for the three months ended March 31, 2010 as compared to $836,166 for the three months ended March 31, 2009. The increase was due primarily to an increase in interest expense of $254,634 and an increase in debt and other restructuring charges of $91,493, offset by an increase in the change of the fair value of the derivative financial instruments of $34,160 and an increase in interest and rental income of $15,109. The change in the fair value of derivative financial instruments increased as a result of the relative change in the value of the Company’s stock price. Interest expense increased as a result of an increase in amortization of debt discount resulting from the use of the effective interest rate method of amortization, additional borrowings on the Revolving Line of Credit, additional borrowings on the Subordinated Senior Term Note resulting from the capitalization of interest, a 3% increase in the borrowing rate on the Subordinated Senior Term Note from failing debt covenants at September 30, 2009 and higher average interest rates on the Senior Term Note.

Preferred stock dividends were $491,956 for the three months ended March 31, 2010 as compared to $494,400 for the three months ended March 31, 2009. The decrease was due to a conversion of 8,513 shares of Series D Convertible Preferred Stock into 170,260 shares of common stock during the first quarter of 2010.

Liquidity and Capital Resources
At March 31, 2010 and December 31, 2009, the Company's working capital deficit was approximately $32.2 million and $9.3 million, respectively and its accumulated deficit was approximately $24.9 million and $23.6 million, respectively. Further, for the three months ended March 31, 2010 and March 31, 2009, the Company's net loss before preferred stock dividends was approximately $0.8 million and $0.3 million, respectively and its cash flows from operations was approximately $1.2 million and $1.8 million, respectively.

Through its senior lending arrangements, the Company has access to a Revolving Line of Credit of up to $2.0 million, which was temporarily increased to $2.5 million through December 31, 2009 and further extended through February 28, 2010, to supplement its cash generated from operations. At March 31, 2010 and December 31, 2009, the Company had $2.5 million of principal outstanding under this arrangement. Effective April 26, 2010, the maximum principal amount available under the Revolving Line of Credit was increased to $4.0 million as a result of an amendment to its current senior lending arrangement as discussed further in the Subsequent Events – Debt Amendments section of this ITEM 2 of the Management Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”).

On April 12, 2010, in order to alleviate a lack of short-term liquidity, the Company obtained an additional loan of $0.5 million for short-term working capital purposes from its subordinated lenders due on May 15, 2010. On May 7, 2010, the Company used funds available from the increased Revolving Line of Credit to pay off the short-term working capital loan.

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

The Company’s existing commitments for term notes from senior and subordinated senior lenders are currently exhausted. The Company has amended its current lending arrangements, with its existing lenders, beyond 2010 as discussed in the Subsequent Events – Debt Amendments section of this ITEM 2 of the MD&A. In the amendments, the Company has agreed that its senior or subordinated senior lenders may terminate its forbearance agreements if, in the lender’s reasonable judgment, the Company has not made adequate progress toward a reasonably satisfactory recapitalization initiative by July 15, 2010 or any date thereafter through the forbearance period. If the Company is not successful in its recapitalization or debt refinancing efforts, it will not have the ability to pay the senior and subordinated senior debt at the end of the forbearance period.

As a result of the Company’s current capital position, general liquidity constraints, and its commitments in the amendments to its lending arrangements, management’s primary focus will be to dedicate significant time and efforts in 2010 towards the successful recapitalization or debt refinancing of the Company. Management will also continue to enhance operating efficiencies and increase the effectiveness of the current operating subsidiaries through the implementation of technology and operational upgrades.  The Company expects further acquisition activity in 2010, if any, to be limited and only with the approval of its lenders.

Details of the changes in cash flows during the three month periods ended March 31, 2010 and 2009 are as follows:

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	March 31, 2010	March 31, 2009
Cash flows from operating activities:
Net income (loss) before preferred stock dividends	$(838,486)	$(268,454)
Adjustments to reconcile net income (loss) before preferred stock dividends to net cash provided by (used in) operating activities:
Depreciation and amortization	1,591,926	1,926,048
Change in allowance for doubtful accounts	25,447	(1,118)
Noncash interest	669,416	388,289
Stock-based compensation	18,028	87,528
Deferred income tax benefit	(426,648)	(589,426)
Change in fair value of derivative financial instruments	(228,631)	(194,471)
Increase (decrease) in cash attributable to changes
in operating assets and liabilities
Accounts receivable, net	(30,127)	(831,805)
Prepaid expenses and other current assets	(68,848)	37,444
Accounts payable	185,773	839,652
Unearned revenues	458,950	20,336
Accrued expenses and other current liabilities	(148,605)	368,408
Net cash provided by (used in) operating activities	1,208,195	1,782,431

Cash flows from investing activities:
Purchases of property and equipment	(242,187)	(142,389)
Acquisition of Alaska Pension Services	-	(1,476)
Acquisition of Lamoriello Entities	-	(50,810)
Acquisition of Alan N. Kanter & Associates	(94,175)	(28,313)
Acquisition of REPTECH Corp	-	(183,322)
Acquisition of The Pension Group, Inc.	-	(1,288,269)
Net cash provided by (used in) investing activities	(336,362)	(1,694,579)

Cash flows from financing activities:
Proceeds from revolving line of credit	-	1,272,008
Payments on long-term debt and notes	(1,008,415)	(1,207,386)
Net cash provided by (used in) financing activities	(1,008,415)	64,622

Net increase (decrease) in cash	$(136,582)	$152,474

2010 Cash Flow Analysis – Three Month Period Ended March 31, 2010
The Company had cash as of March 31, 2010 of $138,374, a decrease of $136,582 from December 31, 2009.

Net cash provided by operating activities of $1,208,195 was primarily due to a net loss before preferred stock dividends of $838,486, non-cash expenses of $1,649,538, an increase in accounts payable of $185,773 and an increase in unearned revenues of $458,950, offset by an increase in accounts receivable of $30,127, an increase in prepaid expenses of $68,848 and a decrease in accrued expenses and other current liabilities of $148,605.

The non-cash items were primarily composed of depreciation and amortization of $1,591,926 increase in the allowance for doubtful accounts of $25,447, noncash interest of $669,416, stock-based compensation of $18,028, offset by a decrease in the deferred tax liability of $426,648 and a decrease in the fair value of derivative financial instruments of $228,631.

Net cash of $336,362 used in investing activities was due to $94,175 in funds expended relating to the acquisitions of Alan N. Kanter & Associates and $242,187 used in the purchase of property and equipment.

Net cash of $1,008,415 used in financing activities was due to $1,008,415 in payments of long-term debt.

2009 Cash Flow Analysis – Three Month Period Ended March 31, 2009
The Company had cash as of March 31, 2009 of $683,920, an increase of $152,474 from December 31, 2008.

Net cash provided by operating activities of $1,782,431 was primarily due to a net loss before preferred stock dividends of $268,454 and non-cash expenses of $1,616,850, a decrease in prepaid expenses of $37,444, an increase in accounts payable of $839,652, an increase in unearned revenue of $20,336, and an increase in accrued expenses and current liabilities of $368,408, offset by an increase in accounts receivable of $831,805.

The non-cash items were primarily composed of depreciation and amortization of $1,926,048, noncash interest of $388,289, and stock-based compensation of $87,528, offset by a decrease in the allowance for doubtful accounts of $1,118, a decrease in the deferred tax liability of $589,426 and a decrease in the fair value of derivative financial instruments of $194,471.

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

Debt Financing Arrangements

Revolving Line of Credit and Senior Term Note
On November 30, 2007, the Company entered into (i) a Revolving Line of Credit and Term Loan Agreement (the "Senior Loan Agreement") with RBS Citizens Bank (“Senior Lender”) and (ii) a Securities Purchase and Loan Agreement (the "Subordinated Senior Agreement") with Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Lehman Brothers Commercial Bank (the “Subordinated Senior Lenders”). A principal amount of the proceeds generated from the two financings were used to retire existing debt. Pursuant to the Senior Loan Agreement, the Company entered into a Revolving Line of Credit in the initial amount of $1,000,000 (the "Revolver") and a Term Loan Promissory Note in the initial amount of $8,000,000 (the "Term Loan"). If certain conditions are satisfied, the Company may utilize additional financing under the Revolver up to $1,000,000 (the "Additional Revolver") and additional term loans up to $7,000,000 (the "Additional Term Loan") to fund future acquisitions (the Term Loan and the Additional Term Loan are collectively referred to as the “Senior Term Note”). On July 15, 2008, the Company borrowed an additional $2,358,375 on the Senior Term Note. As part of the transaction, the Company paid $22,992 in deferred financing costs which will be amortized over the remaining life of the loan. On October 2, 2008, the Company borrowed an additional $1,937,760 on the Senior Term Note. On November 26, 2008, the Company borrowed the remaining $2,703,865 on the Senior Term Note exhausting the availability of funds under the Senior Term Note. The Senior Term Note and the Revolving Line of Credit bear interest at the applicable LIBOR rate of interest. The Senior Term Note and the Revolving Line of Credit mature on July 31, 2010; but, were extended under the April 26, 2010 amendment discussed further in the Subsequent Events – Debt Amendments section of this ITEM 2 of the MD&A. From closing through November 30, 2008, the Company was required to pay interest accruing on the Senior Term Note and the Revolving Line of Credit on the last day of the applicable LIBOR interest period. Subsequent to November 30, 2008, the Company is required to pay the applicable amount of interest owed on the Senior Term Note and the Revolving Line of Credit as well as a portion of the principal of the Senior Term Note based upon a five year straight line amortization schedule of $250,000 in principal on a monthly basis with the remaining outstanding principal balance to be paid in one lump sum on the date of maturity. Commencing January 1, 2008, the Company is obligated to pay an unused commitment fee on the first business day of each quarter for any amounts not used by the Company under the Additional Term Loan. The unused commitment fee to be paid is equal to one-quarter multiplied by the applicable basis point level, which is contingent upon the Company's ratio of total debt funded to EBITDA. The Senior Lender has a secured lien on all assets of the Company and its subsidiaries. The Company may prepay the Senior Term Note and the Revolving Line of Credit at anytime.

As of March 31, 2010, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $2.5 million and $11.0 million, respectively and the interest rate was 4.73%. As of December 31, 2009, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $2.5 million and $12.0 million, respectively and the interest rate was 4.73%.

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

At closing, the Company issued warrants (“Subordinated Senior Warrants”) to purchase an aggregate 5,742,789, 3,828,527 and 1,914,262 shares of common stock at $0.50, $1.00 and $1.50 per share, respectively. The Subordinated Senior Warrants are exercisable through November 2017 on a cash or cashless basis. Subsequent to January 31, 2011, the consummation of a Capital Transaction or an event of default, the Subordinated Senior Lenders may elect to sell to the Company all or a portion of the shares issuable upon exercise of the Subordinated Senior Warrants (the "Put"). The cash payment to be made by the Company shall be determined by dividing the value of the Company's common stock equity by the number of shares outstanding on a fully diluted basis (the "Repurchase Price"). In the event that a Capital Transaction is entered into during the six months following the closing of the Put, then the Company is obligated to make an additional payment to the Subordinated Senior Lenders to reflect the difference of the amount initially paid in connection with the Put and the amount that would have been paid had the Put been exercised pursuant to the second Capital Transaction.

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

On November 3, 2008, Woodside Capital Partners V, LLC and Woodside Capital Partners V QP, LLC (“Woodside Purchasers”) acquired all of the Subordinated Senior Notes and Subordinated Senior Warrants held by Lehman Brothers Commercial Bank (“Lehman”). Concurrent with the sale of the Subordinated Senior Notes and Subordinated Senior Warrants by Lehman, the Company and the Woodside Purchasers entered into a side letter agreement whereby the Woodside Purchasers agreed that in the event that a capital transaction is consummated on or prior to May 4, 2009, the Woodside Purchasers shall surrender each of the assigned Subordinated Senior Warrants held by it to the Company for cancellation and forfeit its right to receive its portion of the conditional interest payment and fee arrangement assigned to it by Lehman. The Woodside Purchasers together with the Woodside Capital Partners IV, LLC and Woodside Capital Partners IV QP, LLC are hereinafter referred to as the “Woodside Subordinated Senior Lenders”.

As of March 31, 2010 and December 31, 2009, approximately $13.2 million and $13.0 million, respectively, were outstanding under the Subordinated Senior Agreement.

In Connection with the April 26, 2010 amendments, discussed further in the Subsequent Events – Debt Amendments section of this ITEM 2 of the MD&A, the Woodside Subordinated Senior Lenders agreed to surrender the Subordinated Senior Warrants and relinquish their rights to the CIP Payment and the Fee Agreement.

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

As of December 31, 2008, the Company was not in compliance with certain covenants under the Senior Loan Agreement and the Subordinated Senior Agreement. The Company’s decline in asset based revenues, as a result of the dramatic decline in the U.S. equity markets in the second half of 2008, negatively impacted its ability to achieve Adjusted EBITDA targets as planned and three out of five related debt covenants presented below. As a result, management entered into Waiver and Amendment Agreements to the Senior Loan Agreement and the Subordinated Senior Agreement (“Waiver and Amendment Agreements”) in March 2009. Under the terms of the Waiver and Amendment Agreements, the Senior Lender and Woodside Subordinated Senior Lenders waived the existing defaults on the debt covenants at December 31, 2008 and revised future covenant calculations.  In exchange, the Company is subject to an increase in the interest rates of 1.25% on the Senior Term Note and 1.75% on the outstanding Revolving Line of Credit, over the remaining term of the Senior Loan Agreement. In addition, the Company incurred one-time amendment fees totaling $100,625 (of which $60,000 was added to the Subordinated Senior Note) upon the effective date and is now subject to a 0.25% unused commitment fee on the Revolver which the Company does not expect to be material. The Senior Lender and the Woodside Subordinated Senior Lenders will also have approval rights for all future acquisitions and the Company will be subject to more frequent and timely compliance and reporting requirements with the Senior Lender.

On September 29, 2009, the Company and Senior Lender agreed to temporarily increase the maximum principal amount available under the Revolving Line of Credit to $2,500,000 through December 31, 2009 and later extended through February 28, 2010. At February 28, 2010, the Company is required to repay any amounts outstanding under the Revolving Line of Credit in excess of $2,000,000. As part of the transaction, the Company paid or accrued $61,583 in deferred financing costs associated with the original increase in the Revolving Line of Credit dated September 29, 2009, which will be amortized over the remaining life of the loan. The agreement was further amended as part of the April 26, 2010 amendment discussed further in the Subsequent Events – Debt Amendments section of this ITEM 2 of the MD&A.

As of September 30, 2009, the Company was not in compliance with certain restrictive covenants in the Waiver and Amendment Agreements. As a result, the Senior Lender and the Woodside Subordinated Senior Lenders issued the Company reservation of rights letters, which notifies the Company of default under the Waiver and Amendment Agreements. The document indicates that this default entitles the Senior Lender and the Woodside Subordinated Senior Lenders to exercise certain rights and remedies under the Senior Loan Agreement and the Subordinated Senior Agreement through issuance of a Reservation of Rights letter. The Senior Lender and Woodside Subordinated Senior Lenders agreed to not exercise all their rights and remedies at this time; but, reserve the right to do so in the future. The Woodside Subordinated Senior Lenders exercised their right to increase the interest rate by 3% on the Subordinated Senior Note effective November 15, 2009. The increased interest is compounded monthly and added to the Subordinated Senior Note.

As of March 31, 2010 and December 31, 2009, the Company was not in compliance with certain restrictive covenants in the Waiver and Amendment Agreements. As a result, on April 26, 2010, the Senior and Woodside Subordinated Senior Lenders agreed to amend the existing loan agreements.  Under the amendments, the Senior and Woodside Subordinated Senior Lenders agreed to forbear from exercising their rights and remedies for identified events of default and anticipated events of default during the forbearance period subject to certain terms and conditions which are discussed further in the Subsequent Events – Debt Amendments section of this ITEM 2 of the MD&A.

The tabular presentation sets forth the Company’s most restrictive covenants for the trailing twelve month periods as amended by quarter for 2009 and 2010.

	Amended
	2009						2010
	Q1	Q2	Q3		Q4		Q1
Minimum Adjusted EBITDA (1)
Actual	$8,798,069	$9,638,281	$8,780,797	*	$8,884,905	**	$8,515,679	**
Covenant	$8,400,000	$9,000,000	$9,050,000		$10,100,000		$10,700,000

Maximum Leverage Ratio (2)
Actual	3.11	3.05	3.48	*	3.42	**	3.48	**
Covenant	3.25	3.25	3.25		2.75		2.60

Minimum Fixed Charge Coverage Ratio (3)
Actual	1.12	1.02	0.95	*	1.16	**	0.32	**
Covenant	1.05	1.00	1.00		1.20		1.25

Minimum Interest Coverage Ratio (4)
Actual	3.09	3.27	2.93		2.94		2.70
Covenant	2.25	2.25	2.25		2.50		2.50

Maximum Ratio of Total Funded Debt to Net Worth (5)
Actual	1.45	1.21	1.17		1.18		1.15
Covenant	2.00	2.00	2.00		2.00		2.00

* Reservation of rights issued by the Senior Lender and Subordinated Senior Lenders dated November 13, 2009.

** Under the Senior Loan Amendment and Subordinated Senior Amendment entered into on April 26, 2010, the Senior and Woodside Subordinated Senior Lenders agreed to forbear from accelerating or otherwise enforcing their rights and remedies with respect to the above covenant defaults under the Senior Loan and Subordinated Senior Amendments until January 2011.

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

(3) Minimum Fixed Charge Coverage Ratio is the quotient of Operating cash flow and Debt Service. Operating cash flow is the sum of  Minimum Adjusted EBITDA and the trailing twelve months of Adjusted EBITDA from acquisitions less taxes paid and capital expenditures during the trailing twelve month period. Debt Service is the sum of the current portion of all long term debt, except the Senior Term Note which if defined as $3,000,000 for this calculation, and the trailing twelve months of interest expense.

(4) Minimum Interest Coverage Ratio is the quotient of Minimum Adjusted EBITDA divided by the trailing twelve month interest expense.

(5) Maximum Ratio of Total Funded Debt to Net Worth is the quotient of funded debt divided by the total of assets, less liabilities plus the accumulated amortization of intangible assets recorded since November 30, 2007 (the date of debt agreement).

Following is a reconciliation of Minimum Adjusted EBITDA to net loss available to common stockholders:

Period Ended
March 31, 2010

Minimum Adjusted EBITDA for the trailing twelve months	$8,515,679

Depreciation and amortization	(8,613,047)

Stock based compensation	(363,627)

Change in fair value of derivative financial instruments	820,805

Contractually specific charges to goodwill	137,814

Interest expense	(3,151,274)

Debt and other restructuring charges	(151,493)

Income tax expenses	(197,441)

Deferred income tax benefit	1,956,297

Preferred stock dividends	(1,975,156)

Second, third and fourth quarter 2009 net loss available to common stockholders	1,691,001

Net loss available to common stockholders	$(1,330,442)

Subsequent Events – Debt Amendments
On April 12, 2010, the Company entered into an agreement with the Woodside Subordinated Senior Lenders to receive an additional loan (“Short-Term Working Capital Loan”) of $500,000 to be used for short-term working capital needs. For use of the funds, the Company paid a fee of $5,000. The Short-Term Working Capital Loan accrues interest at 12% per annum. The principal amount and any accrued and unpaid interest is due on May 15, 2010. On May 7, 2010, the Company paid all outstanding principal and accrued interest.

On April 26, 2010, the Company entered into an amendment (“Senior Loan Amendment”) to the Senior Loan Agreement. In the Senior Loan Amendment, the Senior Lender agreed to forbear from accelerating or otherwise enforcing its rights and remedies with respect to identified events of default and anticipated events of default under the Senior Loan Agreement until January 2, 2011 (the “Forbearance Period”) and, in addition, extends the maturity of the indebtedness until January 2, 2011. During the Forebearance Period, the Senior Lender agreed to increase the maximum principal amount available under the Revolving Line of Credit to $4,000,000. All advances on the Revolving Line of Credit after the date of the Senior Loan Amendment, including any outstanding draws, will incur interest, payable on a monthly basis, at a rate of prime plus 6%. Also, the Senior Lender agreed to suspend the monthly principal payments of $250,000 on the Senior Term Note. The Company will continue to pay the applicable amount of interest owed on the Senior Term Note on the last day of each month.

In return, the Company agreed as part of the Senior Loan Amendment that, among other things, the Senior Lender may terminate the Senior Loan Amendment during the Forbearance Period if the Company does not (i) meet specified cash flow tests of its cash receipts and disbursements measured weekly on a rolling six week and forbearance period-to-date basis, as defined in the amendment and (ii) maintain a specified minimum cash and available Revolving Line of Credit balance of $500,000.

The Company engaged a financial advisor to assist in exploring, evaluating and implementing one or more strategic alternatives for the recapitalization of the Company (“Recapitalization Initiative”), including refinancing its current debt, raising capital, and/or sale of the Company to a third party. The Senior Lender may terminate the Forbearance Period if, in the Senior Lender’s reasonable judgment, the Company has not made adequate progress toward a reasonably satisfactory Recapitalization Initiative by July 15, 2010 or any date thereafter. The Company paid the financial advisor $60,000 upon the execution of an amendment to the loan agreements with Senior and Woodside Subordinated Senior Lenders and agreed to pay a monthly service fee of $30,000. In the event of a sale to a third party, the Company will pay the financial advisor a transaction fee of $950,000. In the case of a refinancing, the Company will pay the financial advisor a fee equal to (i) 1.5% of the total amount of senior debt raised, plus (ii) 3.0% of the total amount of any one-stop debt raised, plus (iii) 4.0% of the total amount of junior debt raised.

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

In addition, upon closing of a capital transaction, the Company is required to pay an additional fee to its Senior Lender. In the event of a sale to a third party, the Company will pay the Senior Lender a fee (“Borrower Sale Fee”) equal to the sum of $300,000 plus 0.75% of the excess of the gross purchase price paid for the Company over the Company’s outstanding indebtedness less any exit fees paid to the Woodside Subordinated Senior Lenders. In the case of a repayment in full or maturity, the Company will pay the Senior Lender a fee (“Borrower Refinancing Fee”) equal to 4% of the outstanding indebtedness to the Senior Lender. If a Company sale were to take place within six months after the maturity date or the repayment in full and if that sale transaction would result in a Borrower Sale Fee greater than $300,000, then the Company would pay the Senior Lender an amount equal to the difference between the Borrower Sale Fee and $300,000.

On April 26, 2010, in addition to the Senior Loan Amendment, the Company entered into an amendment (“Subordinated Senior Amendment”) to the Subordinated Senior Agreement with the Woodside Subordinated Senior Lenders. In the Subordinated Senior Amendment, the Woodside Subordinated Senior Lenders agreed to forbear from accelerating or otherwise enforcing its rights and remedies with respect to identified events of default and anticipated events of default under the Subordinated Senior Agreement until January 2, 2011 (the “Forbearance Period”). In addition, the Woodside Subordinated Senior Lenders agreed to surrender the Subordinated Senior Warrants and relinquish their rights to the CIP Payment and the Fee Agreement.

In return, the Company agreed as part of the Subordinated Senior Amendment that, among other things, the Woodside Subordinated Senior Lenders may terminate the Subordinated Senior Amendment during the Forbearance Period if the Company does not (i) meet specified cash flow tests of its cash receipts and disbursements measured weekly on a rolling six week and forbearance period-to-date basis, as defined in the agreements and (ii) maintain a specified minimum cash and available Revolving Line of Credit balance of $500,000.

The Company engaged a financial advisor to assist in exploring, evaluating and implementing one or more strategic alternatives for the recapitalization of the Company (“Recapitalization Initiative”), including refinancing its current debt, raising capital, and/or sale of the Company to a third party. The Woodside Subordinated Senior Lenders may terminate the Forbearance Period if, in the Woodside Subordinated Senior Lenders’ reasonable judgment, the Company has not made satisfactory progress toward a Recapitalization Initiative by July 15, 2010 or any date thereafter. The Company has agreed to pay the financial advisor as discussed above.

The Subordinated Senior Note continues to bear interest at 18%; however, only 6% is due and payable on a monthly basis and 12% is compounded monthly and added to the principal amount of the Subordinated Senior Note. The Company agreed to pay the Woodside Subordinated Senior Lenders a fee (“Modification Fee”) of $250,000, which is to be paid on the earlier of January 31, 2011, a capitalization transaction, or an event of default. The Modification Fee shall constitute an additional debt obligation and accrues interest at 18% per annum, compounded monthly, payable at the date the Modification Fee is due.

In addition, the Company agreed to pay the Woodside Subordinated Senior Lenders a fee (“Exit Fee”) payable on the earlier of (i) a sale of the Company to a third party, (ii) repayment of all amounts due the Woodside Subordinated Senior Lenders (“Repayment Event”), or (iii) January 31, 2011 (“Maturity”). In the event of a sale transaction occurring prior to a Repayment Event, the Exit Fee will be $450,000 plus 1.5% of the excess of the gross purchase price paid for the Company over the Company’s outstanding indebtedness less any Borrower Sale Fee paid to the Senior Lender. Upon a Repayment event or Maturity, the Exit Fee shall be $450,000.  If a Company sale were to take place within six months after a Repayment Event or Maturity and if that sale transaction would have resulted in an Exit Fee greater than $450,000, then the Company would pay the Woodside Subordinated Senior Lenders an amount equal to the difference between the greater Exit Fee and $450,000.

Seller Financing
In connection with the Company’s acquisition strategy, part of the purchase price is paid through seller financed instruments. As of March 31, 2010, total funds due to former owners were $2,868,489. Of this amount, $2,674,726 is due in the next twelve months and $193,763 is due thereafter. Seller financed instruments bear interest at 6% to 8% per annum. All seller financed instruments are uncollateralized. Under the terms of the Senior Loan Amendment and the Subordinated Senior Amendment, any subordinated payments, including seller financing, are not to be paid during the forbearance period unless otherwise approved by the Senior and Woodside Subordinated Senior Lenders. The Company will seek to amend and restructure certain unpaid seller notes during the forbearance period, although, there is no guarantee that this can be accomplished. In the event that the Company is unsuccessful in amending the seller financing agreements or meet its obligations therein, the Company could realize negative variances relative to its financial plans in certain subsidiaries, especially new business and client retention, as the holders of the notes are employees and managers of certain operating units.

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

On March 16, 2009, the Company executed a restructured promissory note (“CIAS Restructured Note Agreement”) with the sellers of California Investment and Annuity Sales, Inc. (“CIAS”) under which the parties executed replacement notes superseding and terminating, the prior note between the parties dated April 3, 2008. Under the CIAS Restructured Note Agreement, the Company issued two promissory notes for an aggregate of $950,000 payable in eight monthly principal only installments of $70,000 beginning on August 15, 2009 and ending March 15, 2010, and three monthly installments of $130,000 plus all accrued interest, less any adjustments to the promissory notes under the CIAS agreement dated April 3, 2008, beginning on April 15, 2010 and ending on June 15, 2010. The notes pay interest at 8% per annum. Accrued interest on the April 3, 2008 promissory notes was paid to the CIAS Sellers within ten business days of the original scheduled payment date of June 3, 2009.

On March 24, 2009, the Company executed two promissory notes each for $75,000 payable to the sellers of The Pension Group, Inc. (“TPG”) in lieu of full payment of their portion of the additional payment for $467,500, prior to any adjustments, due at March 26, 2009 under the TPG purchase agreement (“TPG Agreement”) dated November 26, 2008, and was subject to interest of 8% per annum. The notes were paid on June 26, 2009.

On September 24, 2009, the Company executed Amendment No. 1 to the TPG Agreement with the sellers of TPG under which the sellers of TPG agreed to replace the maturity date and payment terms under the promissory notes, dated November 26, 2008, with installment payments to be made in twelve monthly principal installments of $38,958, plus accrued interest, beginning on July 25, 2010 and ending June 25, 2011 at an interest rate of 8% per annum beginning on October 1, 2009. Interest accrued on the promissory notes through September 30, 2009 was paid to the sellers of TPG within fifteen business days of January 25, 2010.

On September 25, 2009, the Company executed Amendment No. 1 to the REPTECH purchase agreement (“REPTECH Agreement”) with the sellers of Pension Technical Services, Inc. (“REPTECH”) under which the sellers of REPTECH agreed to replace the payments due under the promissory notes, dated October 2, 2008, with installment payments to be made in twelve monthly principal installments of $76,888, plus accrued interest, beginning on May 15, 2010 and ending April 15, 2011 at an interest rate of 8% per annum beginning on October 1, 2009. Interest accrued on the promissory notes through September 30, 2009 was paid to the sellers of REPTECH within fifteen business days of December 1, 2009.

On September 28, 2009, the Company executed Amendment No. 1 to the CIAS Restructured Note Agreement with the sellers of CIAS under which the sellers of CIAS agreed to replace the remaining monthly installment payments under the CIAS Restructured Note Agreement, dated March 16, 2009, with installment payments to be made in six monthly principal only installments of $70,000 beginning on April 15, 2010 and ending September 15, 2010, and three monthly principal installments of $130,000, plus all accrued interest, less any adjustments to the promissory notes under the CIAS agreement dated April 3, 2008, beginning on October 15, 2010 and ending December 15, 2010. The Senior and Woodside Subordinated Senior Lenders have not authorized payment of the principal or accrued interest of this note as of May 14, 2010.

On September 29, 2009, the Company executed Amendment No. 1 to the TPA Restructured Note Agreement with the sellers of TPA under which the sellers of TPA agreed to replace the remaining monthly principal installments of $93,056 plus accrued interest under the TPA Restructured Note Agreement, dated February 24, 2009, with a single principal payment of $558,333 on March 1, 2010 plus interest accrued from August 31, 2009. The Senior and Woodside Subordinated Senior Lenders have not authorized payment of the principal or accrued interest of this note as of May 14, 2010.

Future Contractual Obligations
The following table shows the Company's present and future contractual obligations as of March 31, 2010:

	(Unaudited)
	March 31, 2010
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter

Operating Lease Obligations	$5,576,889	$2,164,095	$2,424,333	$900,906	$87,555

Employment Contracts	$1,195,176	$1,195,176	$-	$-	$-

Revolving Line of Credit	$2,500,000	$2,500,000	$-	$-	$-

Short and Long Term Debt	$27,110,733	$26,886,076	$224,657	$-	$-

Total Contractual Cash Obligations	$36,382,798	$32,745,347	$2,648,990	$900,906	$87,555

Critical Accounting Policies and Estimates
The preparation of financial statements in accordance with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts reported in the financial statements. Actual results could differ significantly from those estimates. The policies below are considered by management to be critical to the understanding of the Company’s condensed consolidated interim financial statements because their application places a significant demand on management’s judgment, with financial reporting results relying on estimation about the effects of matters that are inherently uncertain.

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

Revenue is recognized only when all of the following are present: persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the fee to the client is fixed or determinable, and collectability is reasonably assured. These criteria are in accordance with GAAP and the Revenue Recognition Topic of FASB ASC.

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

Goodwill and Other Intangible Assets
Goodwill represents the excess of cost over the fair value of net assets of businesses acquired. The Company accounts for goodwill under the guidance of the Intangibles-Goodwill and Other Topic of FASB ASC. Goodwill and other intangible assets acquired in a purchase business combination and determined to have an indefinite useful life are not amortized, but instead tested for impairment, at least annually, in accordance with this guidance. This guidance also requires that intangible assets with estimable useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with the provisions of the Property, Plant, and Equipment Topic of FASB ASC.

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

No impairment losses have been recognized on goodwill and other intangible assets as of March 31, 2010 and December 31, 2009.

Share Based Payments
The Company complies with the fair value recognition provisions of the Compensation and Equity Topics of FASB ASC. This guidance requires that compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
Based on an evaluation under the supervision and with the participation of the Company’s management, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”) were effective as of March 31, 2010 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2010, a holder of 8,513 shares of Series D Convertible Preferred Stock converted such shares into 170,260 shares of common stock.

The above issuances were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated under Regulation D there under. The holders of the above securities are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. Defaults Upon Senior Securities

As of March 31, 2010, the Company has not made a principal payment of $500,000 on the Revolving Line Credit with its Senior Lender and a principal and accrued interest payment of approximately $585,000 to the former owners of one of its acquired subsidiaries. On April 26, 2010, the Company and the Senior and Woodside Subordinated Senior Lenders entered into amendments in which the maturity date of the Revolving Line of Credit was extended until January 2, 2011 and the Senior and Woodside Subordinated Senior Lenders agreed to forbear from accelerating or otherwise enforcing its rights and remedies with respect to identified events of default and anticipated events of default under the loan agreements until January 2, 2011. As part of the amendments, the Senior Lender increased the maximum principal amount available under the Revolving Line of Credit to $4,000,000.  Additionally, any subordinated payments, including seller financing, are not to be paid during the forbearance period unless otherwise approved by the Senior and Woodside Subordinated Senior Lenders. The Company intends to seek to amend and restructure certain unpaid seller notes during the forbearance period. There is no guarantee that the Company will successfully restructure any unpaid seller notes. See the Subsequent Events – Debt Amendment and Seller Financing sections of ITEM 2 of the MD&A.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

In July 2009, the Company executed a contract to sell the flex administration business to the Total Administrative Services Corporation (“TASC”) which is expected to be closed in the second quarter of 2010. As part of the contract, TASC will pay the Company a percentage of the annual revenues transferred sixty days after closing, a percentage of annual revenues based bonus payment if a target retention level is obtained nine months after closing and a percentage of ongoing revenues beginning thirteen months after closing. This transaction is not material to the financial statements and thus is not necessary to be disclosed separately in the condensed consolidated interim financial statements. In addition, this transaction does not meet the definition of a capital transaction as defined in the Debt Financing Arrangements section of ITEM 2 of the MD&A.

On April 26, 2010, the Company entered into amendments to the Senior Loan Agreement and Subordinated Senior Agreement with its Senior and Woodside Subordinated Senior Lenders. The terms of the amendments are discussed further in the Subsequent Events – Debt Amendments section of ITEM 2 of the MD&A. As a result of the amendments, the Company is restricted from paying any seller notes without the authorization of the Senior and Woodside Subordinated Senior Lenders as discussed further in the Seller Financing section of ITEM 2 of the MD&A.

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

21.1	List of subsidiaries of the Company. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2009 (File No. 000-51252))

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

NATIONAL INVESTMENT MANAGERS INC.

Registrant

Dated: May 14, 2010	/s/ Steven J. Ross
Steven J. Ross
Chief Executive Officer

Dated: May 14, 2010	/s/ Christopher W. Larkin
Christopher W. Larkin
Chief Financial Officer