Form 10-Q
period 2010-06-30
National Investment Managers Inc.
filed 2010-08-13
CIK 770461

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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
Yes ☐                                           No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐                                           No  ☒

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares	Outstanding at August 6, 2010
Common Stock, $0.001 par value per share	41,476,929 shares

NATIONAL INVESTMENT MANAGERS INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - June 30, 2010 (unaudited) and December 31, 2009 (audited)	3

Condensed Consolidated Statements of Operations - Six months ended June 30, 2010 and 2009 (unaudited)	4

Condensed Consolidated Statements of Operations – Three months ended June 30, 2010 and 2009 (unaudited)	5

Condensed Consolidated Statements of Cash Flows - Six months ended June 30, 2010 and 2009 (unaudited)	6-7

Notes to Condensed Consolidated Interim Financial Statements	8-25

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	26-42

Item 3. Quantitative and Qualitative Disclosures about Market Risks	42

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults upon Senior Securities	43

Item 4. (Removed and Reserved)	43

Item 5. Other Information	43-44

Item 6. Exhibits	45-60

SIGNATURES	61

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	June 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash (includes restricted cash of $21,259 and $33,263)	$409,123	$274,956
Accounts receivable, net	4,962,471	5,128,127
Prepaid expenses and other current assets	944,192	893,864

Total current assets	6,315,786	6,296,947

Property and equipment, net	1,651,424	1,550,058

Other assets:
Goodwill	28,904,436	28,826,173
Customer lists/relationships, net	23,131,839	24,697,027
Other intangibles, net	3,149,297	4,258,586
Deferred financing costs	1,517,521	611,838

Total other assets	56,703,093	58,393,624

Total assets	$64,670,303	$66,240,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$3,075,000	$2,500,000
Long-term debt, current portion	26,746,698	3,352,743
Accounts payable	1,670,976	1,602,125
Unearned revenue	4,615,206	4,331,108
Accrued expenses and other current liabilities	4,778,114	3,851,586

Total current liabilities	40,885,994	15,637,562

Long-term liabilities:
Long-term debt, less current portion	120,690	23,116,367
Preferred dividends payable	8,830,422	7,849,920
Derivative financial instruments	11,646	1,724,219
Deferred tax liability	4,774,610	5,589,839

Total long-term liabilities	13,737,368	38,280,345

Total liabilities	54,623,362	53,917,907

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; 4,000,000 designated as Series A shares - 2,420,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009 (liquidation preference $2,420,000 as of June 30, 2010 and December 31, 2009); 4,000,000 designated as Series B shares - 3,615,000 shares issued and outstanding as of June 30, 2010 and December 31, 2009 (liquidation preference $7,230,000 as of June 30, 2010 and December 31, 2009); 1,000,000 designated as Series C shares - 633,334 shares issued and outstanding as of June 30, 2010 and 770,834 shares issued and outstanding as of December 31, 2009 (liquidation preference $7,600,008 as of June 30, 2010 and $9,250,008 as of December 31, 2009); 500,000 designated as Series D shares - 400,987 shares issued and outstanding as of June 30, 2010 and 409,500 shares issued and outstanding as of December 31, 2009 (liquidation preference $8,019,740 as of June 30, 2010 and $8,190,000 as of December 31, 2009); and 60,000 designated as Series E shares - 29,350 shares issued and outstanding as of June 30, 2010 and December 31, 2009 (liquidation preference $5,870,000 as of June 30, 2010 and December 31, 2009)
	7,099	7,245
Common stock, $.001 par value, 100,000,000 shares authorized, 41,476,929 shares issued and outstanding as of June 30, 2010 and 39,656,669 shares issued and outstanding as of December 31, 2009.	41,477	39,657
Additional paid-in capital	35,864,191	35,840,231
Accumulated deficit	(25,865,826)	(23,564,411)

Total stockholders' equity	10,046,941	12,322,722

Total liabilities and stockholders' equity	$64,670,303	$66,240,629

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009

Revenues:	$21,807,822	$26,720,442

Operating expenses
Selling, general and administrative expenses	18,726,553	20,069,719
Depreciation and amortization	3,102,700	3,757,953
Stock-based compensation	25,634	214,679

Total operating expenses	21,854,887	24,042,351

Net operating income (loss)	(47,065)	2,678,091

Other income (expenses):
Change in fair value of derivative financial instruments	1,712,573	722,884
Interest expense	(3,019,716)	(2,181,845)
Debt and other restructuring charges	(689,172)	-
Interest, dividend and rental income	11,452	15,801

Total other expense, net	(1,984,863)	(1,443,160)

Net income (loss) before income tax benefit (expense)	(2,031,928)	1,234,931

Income tax benefit (expense)	711,015	973,963

Net income (loss) before preferred stock dividends	(1,320,913)	2,208,894

Preferred stock dividends	(980,502)	(988,800)

Net income (loss) available to common stockholders	$(2,301,415)	$1,220,094

Net income (loss) per common share - basic	$(0.06)	$0.03

Net income (loss) per common share - diluted	$(0.06)	$0.03

Weighted average common shares outstanding - basic	39,943,000	39,557,000

Weighted average common shares outstanding - diluted	39,943,000	73,634,000

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009

Revenues:	$10,632,851	$14,077,197

Operating expenses
Selling, general and administrative expenses	9,052,878	9,429,032
Depreciation and amortization	1,510,774	1,831,905
Stock-based compensation	7,606	127,151

Total operating expenses	10,571,258	11,388,088

Net operating income (loss)	61,593	2,689,109

Other income (expenses):
Change in fair value of derivative financial instruments	1,483,942	528,413
Interest expense	(1,725,638)	(1,142,401)
Debt and other restructuring charges	(597,679)	-
Interest, dividend and rental income	(12,464)	6,995

Total other expense, net	(851,839)	(606,993)

Net income (loss) before income tax benefit (expense)	(790,246)	2,082,116

Income tax benefit (expense)	307,819	395,234

Net income (loss) before preferred stock dividends	(482,427)	2,477,350

Preferred stock dividends	(488,546)	(494,400)

Net income (loss) available to common stockholders	$(970,973)	$1,982,950

Net income (loss) per common share - basic	$(0.02)	$0.05

Net income (loss) per common share - diluted	$(0.02)	$0.03

Weighted average common shares outstanding - basic	40,063,000	39,557,000

Weighted average common shares outstanding - diluted	40,063,000	73,454,000

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income (loss) before preferred stock dividends	$(1,320,913)	$2,208,894
Adjustments to reconcile net income (loss) before preferred stock dividends to net cash provided by (used in) operating activities:
Depreciation and amortization	3,102,700	3,757,953
Change in allowance for doubtful accounts	(147,012)	9,335
Noncash interest	1,860,899	867,554
Stock-based compensation	25,634	214,679
Deferred income tax benefit	(815,229)	(1,132,753)
Change in fair value of derivative financial instruments	(1,712,573)	(722,884)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable	312,668	(1,707,727)
Prepaid expenses and other current assets	(50,328)	285,351
Accounts payable	68,851	697,398
Unearned revenues	284,098	(1,112,188)
Accrued expenses and other current liabilities	(235,354)	(2,418)
Net cash provided by (used in) operating activities	1,373,441	3,363,194

Cash flows from investing activities:
Purchases of property and equipment	(529,589)	(584,049)
Acquisition of Alaska Pension Services	-	(2,476)
Acquisition of Lamoriello Entities	-	(50,810)
Acquisition of National Actuarial Pension Services, Inc.	-	(64,318)
Acquisition of Alan N. Kanter & Associates	(144,200)	(151,063)
Acquisition of REPTECH Corp	-	(200,775)
Acquisition of The Pension Group, Inc.	-	(1,365,573)
Net cash provided by (used in) investing activities	(673,789)	(2,419,064)

Cash flows from financing activities:
Proceeds from revolving line of credit and short-term debt	1,075,000	1,703,908
Payments on long-term debt and notes	(1,065,485)	(2,115,296)
Payments on revolving line of credit and short-term debt	(500,000)	(465,900)
Payment of deferred financing costs	(75,000)	(40,625)
Net cash provided by (used in) financing activities	(565,485)	(917,913)

Net increase (decrease) in cash	134,167	26,217

Cash, beginning of period	274,956	531,446

Cash, end of period	$409,123	$557,663

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$1,124,322	$1,286,811

Cash paid during the period for taxes	$98,435	$152,002

Supplemental schedules of noncash investing and financing activites:
Accrued preferred dividends	$980,502	$988,800

Capitalization of accrued interest on secured term notes	$608,297	$188,742

Capitalization of deferred financing costs on secured term notes	$1,523,000	$135,000

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

The following schedule represents cumulative cash paid, notes and common stock issued and liabilities assumed since acquisition date.

		National Actuarial
2006:	Lamoriello Entities	Pension Services

Fair value of assets acquired	$6,656,190	$3,649,469
Cash paid	(3,354,190)	(2,110,069)
Notes issued	-	(700,000)
Common stock issued	(1,500,000)	-
Total liabilities assumed	$1,802,000	$839,400

	Alaska Pension	Alan N. Kanter
2008:	Services, Ltd.	& Associates, Inc.

Fair value of assets acquired	$1,663,443	$2,741,941
Cash paid	(935,761)	(2,237,976)
Due to sellers	-	-
Notes issued	(220,000)	-
Common stock issued	(220,000)	-
Total liabilities assumed	$287,682	$503,965

		The Pension
2008:	REPTECH Corp.	Group, Inc.

Fair value of assets acquired	$5,001,218	$6,315,702
Cash paid	(2,036,652)	(3,636,807)
Notes issued	(922,656)	(617,500)
Common stock issued	(715,104)	(467,500)
Total liabilities assumed	$1,326,806	$1,593,895

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

The operating results for the six months ended June 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Note 2. Background and Liquidity

The Company is in the principal business of acquiring and managing operating entities that offer a full array of pension plan administration services, including but not limited to plan design, consulting, installation, ongoing annual administration and pension actuarial services, financial and investment advisory services and sale of various insurance products to small and medium sized businesses and high-net worth individuals in the United States. As of June 30, 2010, the Company owned 22 operating units in fourteen states. The Company’s headquarters is located in Dublin, Ohio.

At June 30, 2010 and December 31, 2009, the Company's working capital deficit was approximately $34.6 million and $9.3 million, respectively and its accumulated deficit was approximately $25.9 million and $23.6 million, respectively. Further, for the six months ended June 30, 2010 and June 30, 2009, the Company's net income (loss) before preferred stock dividends was approximately ($1.3) million and $2.2 million, respectively and its cash flows from operations were approximately $1.4 million and $3.4 million, respectively.

Through its senior lending arrangements, the Company has access to a Revolving Line of Credit of up to $2.0 million, which was temporarily increased to $2.5 million through December 31, 2009 and further extended through February 28, 2010, to supplement its cash generated from operations. Effective April 26, 2010, the maximum principal amount available under the Revolving Line of Credit was increased to $4.0 million as a result of an amendment to its current senior lending arrangement as discussed in the Debt Amendments section of Note 5. At June 30, 2010 and December 31, 2009, the Company had $3.1 million and $2.5 million, respectively, of principal outstanding under this arrangement.

On April 12, 2010, in order to alleviate a lack of short-term liquidity, the Company obtained an additional loan of $0.5 million for short-term working capital purposes from its subordinated senior lenders due on May 15, 2010. On May 7, 2010, the Company used funds available from the increased Revolving Line of Credit to pay off the short-term working capital loan.

The Company’s existing commitments for term notes from senior and subordinated senior lenders are currently exhausted. The Company has amended its current lending arrangements, with its existing lenders, beyond 2010 as discussed in the Debt Amendments section of Note 5.  In the amendments, the Company has agreed that its senior or subordinated senior lenders may terminate their forbearance agreements if, in the lender’s reasonable judgment, the Company has not made adequate progress toward a reasonably satisfactory recapitalization initiative by July 15, 2010 or any date thereafter through the forbearance period. The senior and subordinated lenders have elected not to terminate their forbearance agreements as of the date of this report. If the Company is not successful in its recapitalization or debt refinancing efforts, it will not have the ability to pay the senior and subordinated senior debt at the end of the forbearance period.

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Management establishes an annual plan for operations and then utilizes the operating plan, current financial results, equity and credit market conditions, and other factors to forecast its quarterly and annual financial results and related cash flows from operations. Based upon management's cash forecast for revenues, operating expenses and debt services, the Company believes its cash resources will be adequate to fund operations through December 31, 2010. However, there can be no assurance that the Company’s senior and subordinated senior lenders will not terminate their forbearance agreements with the Company, which could result in such lenders electing to declare all amounts due and payable. There is no assurance that the Company would be able to negotiate additional waivers or obtain other financing needed to continue operations of the Company.

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

Note 3. Adoption of New Accounting Pronouncements

In August 2009, the Financial Accounting Standards Board ("FASB") issued guidance in the Fair Value Measurements and Disclosures Topic of FASB Accouting Standards Codification ("ASC"). This guidance updates the fair value measurement of liabilities that provides clarification for circumstances in which a quoted price in an active market for the identical liability is not available; a reporting entity is required to measure fair value using alternative valuation techniques. This guidance provided in this update is effective for interim and annual periods beginning after August 27, 2009. Valuation techniques used by the Company are discussed in Note 10.

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

 Note 4. New Accounting Pronouncements

In September 2009, the FASB issued guidance in the Revenue Recognition Topic of FASB ASC. This guidance updates the accounting and expands disclosures for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Management is currently evaluating the impact of applying the update to the Company’s future condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 5. Long-term Debt and Derivative Liabilities

Long-term debt activity for the six months ended June 30, 2010 consisted of the following:

	(Audited)				(Unaudited)
	Balances at	Add:	Less:	Add:	Balances at
	December 31, 2009	New Debt	Payments	Amortization	June 30, 2010
Senior Term Note	$12,000,000		(1,000,000)		$11,000,000
Subordinated Sr Note	12,992,542	858,297			13,850,839
Seller notes	2,868,489		(50,799)		2,817,690
Capitalized leases	62,254		(14,685)		47,569
	27,923,285				27,716,098
Less: unamortized debt discount	(1,454,175)			605,465	(848,710)
	26,469,110				26,867,388
Less: current portion	(3,352,743)				(26,746,698)
	$23,116,367				$120,690

New debt on the Subordinated Senior Note includes noncash interest of $599,970 and a modification fee of principal and interest of $258,327 as discussed further in the Debt Amendments section of this Note 5.

Revolving Line of Credit and Senior Term Note
On November 30, 2007, the Company entered into (i) a Revolving Line of Credit and Term Loan Agreement (the "Senior Loan Agreement") with RBS Citizens Bank (“Senior Lender”) and (ii) a Securities Purchase and Loan Agreement (the "Subordinated Senior Agreement") with Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Lehman Brothers Commercial Bank (the “Subordinated Senior Lenders”). A principal amount of the proceeds generated from the two financings were used to retire existing debt. Pursuant to the Senior Loan Agreement, the Company entered into a Revolving Line of Credit in the initial amount of $1,000,000 (the "Revolver") and a Term Loan Promissory Note in the initial amount of $8,000,000 (the "Term Loan"). If certain conditions are satisfied, the Company may utilize additional financing under the Revolver up to $1,000,000 (the "Additional Revolver") and additional term loans up to $7,000,000 (the "Additional Term Loan") to fund future acquisitions (the Term Loan and the Additional Term Loan are collectively referred to as the “Senior Term Note”). In 2008, the Company borrowed the remaining $7,000,000 on the Senior Term Note exhausting the availability of funds under the Senior Term Note. The Senior Term Note and the Revolving Line of Credit bear interest at the applicable LIBOR rate of interest. The Senior Term Note and the Revolving Line of Credit were to mature on July 31, 2010; but, were extended under the April 26, 2010 amendment discussed further in the Debt Amendments section of this Note 5. From closing through November 30, 2008, the Company was required to pay interest accruing on the Senior Term Note and the Revolving Line of Credit on the last day of the applicable LIBOR interest period. Subsequent to November 30, 2008, the Company was required to pay the applicable amount of interest owed on the Senior Term Note and the Revolving Line of Credit as well as a portion of the principal of the Senior Term Note based upon a five year straight line amortization schedule of $250,000 in principal on a monthly basis with the remaining outstanding principal balance to be paid in one lump sum on the date of maturity. Commencing January 1, 2008, the Company is obligated to pay an unused commitment fee on the first business day of each quarter for any amounts not used by the Company under the Additional Term Loan. The unused commitment fee to be paid is equal to one-quarter multiplied by the applicable basis point level, which is contingent upon the Company's ratio of total debt funded to EBITDA. The Senior Lender has a secured lien on all assets of the Company and its subsidiaries. The Company may prepay the Senior Term Note and the Revolving Line of Credit at anytime.

As of June 30, 2010, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $3.1 million and $11.0 million, respectively and the interest rate was 9.28% and 4.85%, respectively. As of December 31, 2009, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $2.5 million and $12.0 million, respectively and the interest rate was 4.73%.

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

As of June 30, 2010 and December 31, 2009, approximately $13.9 million and $13.0 million, respectively, were outstanding under the Subordinated Senior Agreement.

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

In connection with the April 26, 2010 amendments, discussed further in the Debt Amendments section of this Note 5, the Woodside Subordinated Senior Lenders agreed to surrender the Subordinated Senior Warrants and relinquish their rights to the CIP Payment and the Fee Agreement.

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

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

As of December 31, 2008, the Company was not in compliance with certain covenants under the Senior Loan Agreement and the Subordinated Senior Agreement. The Company’s decline in asset based revenues, as a result of the dramatic decline in the U.S. equity markets in the second half of 2008, negatively impacted its ability to achieve Adjusted EBITDA targets as planned and three out of five related debt covenants presented below. As a result, management entered into Waiver and Amendment Agreements to the Senior Loan Agreement and the Subordinated Senior Agreement (“Waiver and Amendment Agreements”) in March 2009. Under the terms of the Waiver and Amendment Agreements, the Senior Lender and Woodside Subordinated Senior Lenders waived the existing defaults on the debt covenants at December 31, 2008 and revised future covenant calculations.  In exchange, the Company is subject to an increase in the interest rates of 1.25% on the Senior Term Note and 1.75% on the outstanding Revolving Line of Credit, over the remaining term of the Senior Loan Agreement. In addition, the Company incurred one-time amendment fees totaling $100,625 (of which $60,000 was added to the Subordinated Senior Note) upon the effective date and is now subject to a 0.25% unused commitment fee on the Revolver which the Company does not expect to be material. The Senior Lender and the Woodside Subordinated Senior Lenders have approval rights for all future acquisitions and the Company is subject to more frequent and timely compliance and reporting requirements with the Senior Lender.

On September 29, 2009, the Company and Senior Lender agreed to temporarily increase the maximum principal amount available under the Revolving Line of Credit to $2,500,000 through December 31, 2009. On December 14, 2009, the Senior Lender further extended the Revolving Line of Credit through February 28, 2010. At February 28, 2010, the Company was required to repay any amounts outstanding under the Revolving Line of Credit in excess of $2,000,000. As part of the transaction, the Company paid or accrued $61,583 in deferred financing costs associated with the original increase in the Revolving Line of Credit dated September 29, 2009, which will be amortized over the remaining life of the loan. The agreement was further amended as part of the April 26, 2010 amendment described further in the Debt Amendments section of this Note 5.

As of September 30, 2009, the Company was not in compliance with certain restrictive covenants in the Waiver and Amendment Agreements. As a result, the Senior Lender and the Woodside Subordinated Senior Lenders issued the Company reservation of rights letters, which notified the Company of default under the Waiver and Amendment Agreements. The document indicates that this default entitles the Senior Lender and the Woodside Subordinated Senior Lenders to exercise certain rights and remedies under the Senior Loan Agreement and the Subordinated Senior Agreement through issuance of a Reservation of Rights letter. The Senior Lender and Woodside Subordinated Senior Lenders agreed to not exercise all their rights and remedies at this time; but, reserve the right to do so in the future. The Woodside Subordinated Senior Lenders exercised their right to increase the interest rate by 3% on the Subordinated Senior Note effective November 15, 2009. The increased interest is compounded monthly and added to the Subordinated Senior Note.

As of March 31, 2010 and December 31, 2009, the Company was not in compliance with certain restrictive covenants in the Waiver and Amendment Agreements. As a result, on April 26, 2010, the Senior and Woodside Subordinated Senior Lenders agreed to amend the existing loan agreements. Under the amendments, the Senior and Woodside Subordinated Senior Lenders agreed to forbear from exercising their rights and remedies for identified events of default and anticipated events of default during the forbearance period subject to certain terms and conditions which are discussed further in the Debt Amendments section of this Note 5.

As of June 30, 2010, the Company continued to be out of compliance with certain restrictive covenants in the Waiver and Amendment Agreements. Under the amendments noted above, the Senior and Woodside Subordinated Senior Lenders agreed to continue to forbear from exercising their rights and remedies for identified events of default and anticipated events of default during the forbearance period subject to certain terms and conditions.

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The tabular presentation sets forth the Company’s most restrictive covenants for the trailing twelve month periods as amended by quarter for 2009 and 2010.
	Amended
	2009						2010

Minimum Adjusted EBITDA (1)	Q1	Q2	Q3		Q4		Q1		Q2
Actual	$8,798,069	$9,638,281	$8,780,797	*	$8,884,905	**	$8,515,679	**	$5,342,964	**
Covenant	$8,400,000	$9,000,000	$9,050,000		$10,100,000		$10,700,000		$11,150,000

Maximum Leverage Ratio (2)
Actual	3.11	3.05	3.48	*	3.42	**	3.48	**	5.76	**
Covenant	3.25	3.25	3.25		2.75		2.60		2.50

Minimum Fixed Charge Coverage Ratio (3)
Actual	1.12	1.02	0.95	*	1.16	**	0.32	**	0.17	**
Covenant	1.05	1.00	1.00		1.20		1.25		1.25

Minimum Interest Coverage Ratio (4)
Actual	3.09	3.27	2.93		2.94		2.70		1.63	**
Covenant	2.25	2.25	2.25		2.50		2.50		2.50

Maximum Ratio of Total Funded Debt to Net Worth (5)
Actual	1.45	1.21	1.17		1.18		1.15		1.18
Covenant	2.00	2.00	2.00		2.00		2.00		2.00

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

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Following is a reconciliation of Minimum Adjusted EBITDA to net loss available to common stockholders:

Period Ended
June 30, 2010
Minimum Adjusted EBITDA for the trailing twelve months	$5,342,964

Depreciation and amortization	(8,754,602)

Stock based compensation	(244,082)

Change in fair value of derivative financial instruments	1,776,334

Contractually specific charges to goodwill	222,876

Interest expense	(3,271,823)

Debt and other restructuring charges	(749,172)

Income tax expenses	(130,109)

Deferred income tax benefit	1,801,551

Preferred stock dividends	(1,969,302)

Third and fourth quarter 2009 net loss available to common stockholders	3,673,951

Net loss available to common stockholders	$(2,301,415)

Debt Amendments
On April 12, 2010, the Company entered into an agreement with the Woodside Subordinated Senior Lenders to receive an additional loan (“Short-Term Working Capital Loan”) of $500,000 to be used for short-term working capital needs. For use of the funds, the Company paid a fee of $5,000. The Short-Term Working Capital Loan accrues interest at 12% per annum. The principal amount and any accrued and unpaid interest was due on May 15, 2010. On May 7, 2010, the Company paid all outstanding principal and accrued interest on the Short-Term Working Capital Loan.

On April 26, 2010, the Company entered into an amendment (“Senior Loan Amendment”) to the Senior Loan Agreement. In the Senior Loan Amendment, the Senior Lender agreed to forbear from accelerating or otherwise enforcing its rights and remedies with respect to identified events of default and anticipated events of default under the Senior Loan Agreement until January 2, 2011 (the “Forbearance Period”) and, in addition, extended the maturity of the indebtedness until January 2, 2011. During the Forbearance Period, the Senior Lender agreed to increase the maximum principal amount available under the Revolving Line of Credit to $4,000,000. All advances on the Revolving Line of Credit after the date of the Senior Loan Amendment, including any outstanding draws, will incur interest, payable on a monthly basis, at a rate of prime plus 6%. Also, the Senior Lender agreed to suspend the monthly principal payments of $250,000 on the Senior Term Note. The Company will continue to pay the applicable amount of interest owed on the Senior Term Note on the last day of each month.

In return, the Company agreed as part of the Senior Loan Amendment that, among other things, the Senior Lender may terminate the Senior Loan Amendment during the Forbearance Period if the Company does not (i) meet specified cash flow tests of its cash receipts and disbursements measured weekly on a rolling six week and forbearance period-to-date basis, as defined in the amendment and (ii) maintain a specified minimum cash and available Revolving Line of Credit balance of $500,000. As of June 30, 2010, the Company met the above cash covenants as indicated in the following table:

Cash Flow Test	Covenant	Range of Results

Cash Receipts	greater than 80%	94.3% - 138.3%

Cash Disbursements	less than 110%	94.5% - 105.9%

Minimum Cash Availability	greater than $500,000	$1.6 million - $2.3 million

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

In return, the Company agreed as part of the Subordinated Senior Amendment that, among other things, the Woodside Subordinated Senior Lenders may terminate the Subordinated Senior Amendment during the Forbearance Period if the Company does not (i) meet specified cash flow tests of its cash receipts and disbursements measured weekly on a rolling six week and forbearance period-to-date basis, as defined in the agreements and (ii) maintain a specified minimum cash and available Revolving Line of Credit balance of $500,000. The Company met the cash covenants as indicated in the table above.

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

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Because management believes that a sale is the most likely event to occur, the Company has estimated sale related payments to the Senior Lender and Woodside Subordinated Senior Lenders to be $1,598,000, which were added to deferred financing costs and are being amortized over the remaining life of the loan.

On August 12, 2010, the Company entered into Amendment No. 9 to the Securities Purchase and Loan Agreement with the Woodside Subordinated Senior Lenders. In the amendment, the Woodside Subordinated Senior Lenders agreed to convert the 6% monthly cash interest payments (“Converted Interest”) to interest compounded monthly and added to the principal amount of the Subordinated Senior Note so that the Company has available cash to make payments under its retention and recapitalization incentive plan, payments to the Company’s lead director and additional recapitalization expenses, commencing with the cash interest payment due on July 1, 2010. The retention and recapitalization incentive payments, lead director payments and recapitalization expenses are not to exceed a combined $67,000 for any month. Any shortfall in retention and recapitalization incentive payments, lead director payments and recapitalization expenses are to be paid to the Woodside Subordinated Senior Lenders and applied towards payment of the compounded interest. Additionally, the interest rate on the Subordinated Senior Note will increase by 2% on October 1, 2010 and 1% on January 1, 2011. In the event that all obligations are paid in full in cash on or prior to the maturity date, the additional compounded interest shall be waived and forgiven and during the Forbearance Period only, with respect to any month, if the outstanding balance of Converted Interest is zero for at least 22 days of such month, then the additional compounded interest rate shall be reduced by 50% for such month.

Seller Financing
In connection with the Company’s acquisition strategy, part of the purchase price is paid through seller financed instruments. As of June 30, 2010, total funds due to former owners were $2,817,690. Of this amount, $2,723,817 is due in the next twelve months and $93,873 is due thereafter. Seller financed instruments bear interest at 6% to 8% per annum. All seller financed instruments are uncollateralized. Under the terms of the Senior Loan Amendment and the Subordinated Senior Amendment, any subordinated payments, including seller financing, are not to be paid during the forbearance period unless otherwise approved by the Senior Lender and Woodside Subordinated Senior Lenders. The Company will seek to amend and restructure certain unpaid seller notes during the forbearance period, although, there is no guarantee that this can be accomplished.

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

On September 29, 2009, the Company executed Amendment No. 1 to the TPA Restructured Note Agreement with the sellers of TPA under which the sellers of TPA agreed to replace the remaining monthly principal installments of $93,056 plus accrued interest under the TPA Restructured Note Agreement, dated February 24, 2009, with a single principal payment of $558,333 on March 1, 2010 plus interest accrued from August 31, 2009. The Senior Lender and Woodside Subordinated Senior Lenders have not authorized payment of the principal or accrued interest on this note as of August 13, 2010.

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

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

On September 28, 2009, the Company executed Amendment No. 1 to the CIAS Restructured Note Agreement with the sellers of CIAS under which the sellers of CIAS agreed to replace the remaining monthly installment payments under the CIAS Restructured Note Agreement, dated March 16, 2009, with installment payments to be made in six monthly principal only installments of $70,000 beginning on April 15, 2010 and ending September 15, 2010, and three monthly principal installments of $130,000, plus all accrued interest, less any adjustments to the promissory notes under the CIAS agreement dated April 3, 2008, beginning on October 15, 2010 and ending December 15, 2010. The Senior Lender and Woodside Subordinated Senior Lenders have not authorized payment of the principal or accrued interest on these notes of August 13, 2010.

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

On May 14, 2010, the Company executed Amendment No. 2 to the REPTECH Agreement with the sellers of REPTECH under which the sellers of REPTECH agreed to replace the twelve monthly principal installments of $76,888 plus accrued interest under Amendment No. 1 to the REPTECH purchase agreement dated September 25, 2009, with monthly installment payments beginning on May 15, 2010 and ending on July 14, 2011, totaling $922,656 in principal plus accrued interest.

Derivative Liabilities
Pursuant to the Derivatives and Hedging Topic of FASB ASC, the Subordinated Senior Warrants and the Fee Agreement, meet the requirements of and are accounted for as a liability since they could require net-cash settlement by the Company.  This option to net-cash settle is out of the Company’s control.  The initial value of the Subordinated Senior Warrants and the Fee Agreement was treated as a discount to the corresponding note and recorded as a liability. The Company calculated the initial value of the Subordinated Senior Warrants to be $2,522,661 and the value of the Fee Agreement to be $654,575. The value of the Subordinated Senior Warrants and the Fee Agreement was determined using the formula outlined in section 11 of the Securities Purchase and Loan Agreement and section 1.3 of the Fee Agreement.  The value of the derivative financial instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercise of the derivative financial instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. Pursuant to the Subordinated Senior Amendment, dated April 26, 2010 and discussed in the Debt Amendments section of this Note 5, the Woodside Subordinated Senior Lenders have agreed to surrender the Subordinated Senior Warrants and relinquish their rights to the Fee Agreement. At December 31, 2009, the Subordinated Senior Warrants had a value of $0, and the Fee Agreement had a value of $1,635,321.

In March 2005, as part of the since retired debt offering, the Company issued Laurus Master Fund, Ltd. (“Laurus”) a common stock purchase warrant (the "2005 Warrant") entitling Laurus to purchase up to 1,084,338 shares of the Company’s common stock at a per share exercise price of $1.00, which was subsequently reduced to $0.50, and a stock option (the "2005 Option") entitling Laurus to purchase up to 643,700 shares of common stock at a per share purchase price of $0.01.

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

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Pursuant to the Derivatives and Hedging Topic of FASB ASC, the 2005 Warrant, the 2005 Option and the New Warrant (collectively, “Laurus Derivative Financial Instruments”), meet the requirements of and are accounted for as a liability since they contain registration rights and the agreement is silent on how the contract would be settled and thus assumes net-cash settlement in the event that the Company is unable to deliver registered shares. The initial value of the Laurus Derivative Financial Instruments was treated as a discount to their corresponding notes and recorded as a liability. The Company calculated the initial value of the Laurus Derivative Financial Instruments on the closing date of the transactions as being $1,578,159. The value of the Laurus Derivative Financial Instruments was determined using a Black-Scholes option pricing model with the following assumptions: expected term - 3-8 years, volatility - 25%, risk free rate - 4%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the Laurus Derivative Financial Instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercising the Laurus Derivative Financial Instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. At June 30, 2010 and December 31, 2009, the Laurus Derivative Financial Instruments have a value of $11,646 and $88,898, respectively.

Note 6. Stockholders’ Equity

Series C Preferred Stock Conversion
On June 18, 2010, a holder of 137,500 shares of Series C Convertible Preferred Stock converted such shares into 1,650,000 shares of common stock.

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

Note 7. Stock-Based Compensation

The Company complies with the fair value recognition provisions of the Compensation and Equity Topics of FASB ASC which requires compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility range of 25.0% to 60.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a range of risk-free interest rates of 1.55% to 4.19% which coincides with the expected life of the options and warrants at the time of issuance. During the six month periods ended June 30, 2010 and June 30, 2009, the Company recorded stock-based compensation of $25,634 and $214,679, respectively. During the three month periods ended June 30, 2010 and June 30, 2009, the Company recorded stock-based compensation of $7,606 and $127,151, respectively. There was no cash flow effect resulting from these arrangements.

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The following is a summary of all option activity through June 30, 2010:
			Weighted
			Average
	Number of		Remaining	Aggregate
	Shares	Weighted	Term	Instrinsic
	Outstanding	Avg. Price	(in years)	Value

Outstanding, January 1, 2009	4,488,463	$0.81	3.07	$-
Granted	2,502,000	$0.20
Exercised	-	$-
Forfeited	(1,120,500)	$0.90
Expired	(25,000)	$1.00
Outstanding, January 1, 2010	5,844,963	$0.53	3.13	$-
Granted	-	$-
Exercised	-	$-
Forfeited	-	$-
Expired	-	$-
Outstanding, June 30, 2010	5,844,963	$0.53	2.62	$-

Exercisable, June 30, 2010	5,412,463	$0.56	2.52	$-

The Company settles stock option exercises with newly issued shares of common stock. For the periods ended June 30, 2010 and June 30, 2009, respectively, total compensation cost not yet recognized for non-vested awards of $5,360 and $158,060 have a weighted average period of 0.50 years and 0.65 years over which compensation expense is expected to be recognized.

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

Unexercised stock options and warrants to purchase common stock and preferred stock convertible into common stock as of June 30, 2010 and 2009, respectively, are as follows:
	June 30, 2010	June 30, 2009

Options and warrants	15,584,294	27,640,019
Preferred stock	31,139,748	32,960,008
	46,724,042	60,600,027

For the periods ended June 30, 2010 and June 30, 2009, respectively, options and warrants include non-vested shares of 432,500 and 1,449,167.

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share for the six months ended June 30, 2010 and three months ended June 30, 2010, as well as, all options and warrants with an exercise price greater than $0.23 and $0.22 per share were excluded from the calculation of diluted net income per common share for the six months ended June 30, 2009 and three months ended June 30, 2009, respectively, since their inclusion would be anti-dilutive.

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

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

In accordance with the guidance of the Income Taxes Topic of the FASB ASC, there were no unrecognized tax benefits as of June 30, 2010 and 2009. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax expense or benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at June 30, 2010 and 2009. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of this guidance did not have a material impact on the Company's condensed consolidated interim financial position, results of operations and cash flows.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The liabilities measured at fair value on a recurring basis as of June 30, 2010 are as follows:

Fair Value at Reporting Date Using

Quoted Price in
		Active Markets	Significant Other	Significant
		for Indentical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	June 30, 2010	(Level 1)	(Level 2)	(Level 3)
Derivative financial instruments	$11,646	$-	$-	$11,646

Reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs as of June 30, 2010 is as follows:

Fair Value
Measurments
Using Significant
Unobservable
Inputs
(Level 3)

Beginning balance - January 1, 2010	$1,724,219
Total (gains) losses (realized/unrealized)
Included in earnings (or changes in net liabilities)	(1,712,573)

Ending balance - June 30, 2010	$11,646

The amount of total (gains) losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) losses relating to assets still held at the reporting date	$(1,712,573)

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The derivative liability measured at fair value of $11,646 consists of stock options and warrants. The fair value assessment of 2,159,331 options and warrants equaling $11,646 are valued using the Black-Scholes option-pricing model based on assumptions for expected volatility, expected dividend yield rate, expected life, and risk-free interest rates.

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

The total purchase price for the acquisition of Standard was estimated to be about $591,000. It is being accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and is allocated as indicated:
Standard
Assets acquired:
Customer lists/relationships	$591,000
591,000

Liabilities assumed	-

Net purchase price	$591,000

The identifiable intangible asset is amortized for book purposes over the estimated useful life of the asset. Additional contingent consideration under the asset purchase agreement, if any, is considered to be additional purchase consideration as part of the purchase price of the firms at the time of acquisition. These contingencies will be reassessed on a periodic basis until the final outcome of the contingency is determinable but not longer than the measurement period, with the change recorded to the identifiable intangible.

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 12. Unaudited Pro forma Interim Financial Information – Six and three months ended June 30, 2010 and 2009

The following unaudited pro forma information gives effect to the asset acquisitions of Standard Retirement Services, Inc. and Custom K, Inc. as if the acquisitions all took place on January 1, 2009. The Pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	(Unaudited)	(Unaudited)
	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009

Revenues	$21,807,822	$27,230,601

Net income (loss) available to common stockholders	$(2,301,415)	$1,685,040

Net income (loss) per common stock - basic	$(0.06)	$0.04

Net income (loss) per common stock - diluted	$(0.06)	$0.04

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	June 30, 2010	June 30, 2009

Revenues	$10,632,851	$14,332,276

Net income (loss) available to common stockholders	$(970,973)	$2,215,422

Net income (loss) per common stock - basic	$(0.02)	$0.06

Net income (loss) per common stock - diluted	$(0.02)	$0.04

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

LAMCO Advisory Services, Inc. is the investment advisor on the Company’s 401(k) retirement plan and owned by Nicholas J. Lamoriello, a shareholder of the Company. The Company paid approximately $18,000 and $6,000 in advisor fees to LAMCO Advisory Service, Inc. as of June 30, 2010 and June 30, 2009, respectively.

Renee Conner and William Renninger, former owners and former employees of TPA and current shareholders of the Company, collectively own 100% of Conner Management Group, LLC (“CMG”). TPA is a lessee under an office lease agreement with CMG and paid approximately $70,000 and $66,000 in rent to CMG as of June 30, 2010 and June 30, 2009, respectively, which approximates fair market value.

Stephen H. Rosen, former owner of Stephen H. Rosen & Associates, Inc. (“SHRA”) and current employee of the Company, owns an interest in 89 Haddon Avenue Associates, L.L.C. (“HAA”). SHRA is a lessee under an office lease agreement with HAA and paid approximately $85,000 and $84,000 in rent to HAA as of June 30, 2010 and June 30, 2009, respectively, which approximates fair market value.

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Michael Callahan, former owner of Pentec and PCM and current employee and shareholder of the Company, owns 100% of MJM MILESTONE, LLC (“MJM”). Pentec and PCM are lessees under an office lease agreement with MJM and paid approximately $51,000 and $47,000 in rent to MJM as of June 30, 2010 and June 30, 2009, respectively, which approximates fair market value.

Note 15. Employment Agreements

On November 30, 2007, the Company entered into a new employment agreement with Steven J. Ross, the Company's CEO. The agreement provides for a term through December 31, 2009, which is automatically renewable for a period of one year unless either party provides the other with notice 30 days prior to the end of the term that the term shall not be extended. The employment agreement was extended through December 31, 2010 under the existing terms. Mr. Ross is entitled to the following compensation pursuant to the employment agreement:

•	Annual compensation in the amount of $475,000;

•	A bonus of 50% of the base salary if certain targets set by the Board of Directors are satisfied (the bonus shall be 65% during year two of the agreement);

•	700,000 shares of common stock issued on January 2, 2008, 100,000 shares of common stock issued on December 31, 2008 and 100,000 shares of common stock issued on December 31, 2009;

•	An option to receive 800,000 shares of common stock at an exercise price of $0.65 per share vesting half on December 31, 2008 and half on December 31, 2009; and

•	A housing and office allowance of $5,000 per month.

On August 12, 2010, the Company entered into an amendment to the employment agreement dated November 30, 2007 with Steven J. Ross, the Company’s CEO. The following summarizes the material terms of the amendment:

•	The term of the agreement was extended to March 31, 2011;

•	Any potential bonus opportunity as referenced in the original employment agreement will expire on December 31, 2010;

•
If employment is terminated by the Company other than for cause, Mr. Ross is now entitled to receive his current base salary and medical benefits through March 31, 2011, plus his targeted bonus compensation;

•
In the event of a change of control on or before March 31, 2011 and he has not resigned his position, Mr. Ross is now entitled to a one-time payment equal to $700,000 which would preclude any other compensation to him. In addition, Mr. Ross would receive medical benefits through December 31, 2011; and

•	Except as set forth in the amendment, all other terms of the original agreement remain the same.

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

•
For each year under the term of the employment agreement, Mr. Davis is eligible to receive a bonus equal to 50% of his annual salary based upon the achievement of performance targets and objectives as established by the Company’s Board of Directors;

•
Option grant to purchase 600,000 shares of common stock of the Company at $0.20 per share of which 300,000 shares vested on April 14, 2009, 150,000 shares vested on December 31, 2009 and 150,000 shares will vest on December 31, 2010;

•	A home office and car allowance of $1,000 per month;

•	Continuation of health, life and disability insurance; and

•
If employment is terminated by the Company other than for cause or in the event of a change in control, Mr. Davis is entitled to a one-time payment equal to one year of his current base salary, his targeted bonus compensation and medical benefits for a period of twelve months.

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

On August 12, 2010, the Company entered into an amendment to the employment agreement dated April 14, 2009 with John M. Davis, the Company’s President and Chief Operating Officer. The following summarizes the material terms of the amendment:

•	The term of the agreement was extended to June 30, 2011;

•	Any potential bonus opportunity as referenced in the original employment agreement will expire on December 31, 2010;

•
In consideration of recapitalization work, Mr. Davis shall receive a recapitalization incentive of 50% of his annual base salary, of which 20% of the total is paid in the form of bi-monthly payments until the earlier of December 31, 2010 or the close of a recapitalization transaction. At the close of a recapitalization transaction, Mr. Davis will be paid the remaining unpaid amount of the incentive; and

•	Except as set forth in the amendment, all other terms of the original agreement remain the same.

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

•
For each year under the term of the employment agreement, Mr. Larkin is eligible to receive a bonus equal to 35% of his annual salary based upon the achievement of performance targets and objectives as established by the Company’s Board of Directors;

•
Option grant to purchase 250,000 shares of common stock of the Company at $0.20 per share of which 150,000 shares vested on April 15, 2009, 50,000 shares vested on December 31, 2009 and 50,000 shares will vest on December 31, 2010; and

•	Continuation of health, life and disability insurance.

On August 12, 2010, the Company entered into an amendment to the employment agreement dated April 15, 2009 with Christopher W. Larkin, the Company’s Chief Financial Officer. The following summarizes the material terms of the amendment:

•	The term of the agreement was extended to June 30, 2011;

•
If employment is terminated by the Company other than for cause, Mr. Larkin is entitled to a one-time payment equal to nine months of his current base salary and receive medical benefits through December 31, 2011;

•
In consideration of recapitalization work, Mr. Larkin shall receive a recapitalization incentive of 50% of his annual base salary, of which 20% of the total is paid in the form of bi-monthly payments until earlier of December 31, 2010 or the close of a recapitalization transaction. At the close of a recapitalization transaction, Mr. Larkin will be paid the remaining unpaid amount of the incentive; and

•	Except as set forth in the amendment, all other terms of the original agreement remain the same.

Note 16. Contingencies

Coghill Capital Management LLC (“CCM”) filed a complaint on June 1, 2010 in the Supreme Court of the State of New York alleging that the Company failed to file a registration statement with the Securities and Exchange Commission (“SEC”) registering the potential resale of common shares issuable upon conversion of its preferred shares, under the terms of a subscription agreement between the Company and CCM (“Subscription Agreement”). CCM also made additional claims related to the Subscription Agreement, including breach of contract and conversion. CCM is seeking total damages of $1.8 million. The Company intends to defend the claims vigorously based on a number of defenses. Regardless of the outcome, the litigation could have a material adverse impact on the Company’s results because of defense costs, diversion of management’s attention and resources, and other factors, however, a range of loss can not be determined at this time.

Note 17. Other

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

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

In July 2009, the Company executed a contract to sell the flex administration business to the Total Administrative Services Corporation (“TASC”) which is expected to be closed before the end of 2010. As part of the contract, TASC will pay the Company a percentage of the annual revenues transferred sixty days after closing, a percentage of annual revenues based bonus payment if a target retention level is obtained nine months after closing and a percentage of ongoing revenues beginning thirteen months after closing. This transaction is not material to the financial statements and thus is not necessary to be disclosed separately in the condensed consolidated interim financial statements. In addition, this transaction does not meet the definition of a capital transaction as defined in Note 5.

Note 18. Subsequent Events

On August 12, 2010, the Company entered into Amendment No. 9 to the Securities Purchase and Loan Agreement dated November 30, 2007 with the Woodside Subordinated Senior Lenders. The terms of the amendment are discussed in the Debt Amendments section of Note 5.

On August 12, 2010, the Company entered into an amendment to the employment agreement dated November 30, 2007 with Steven J. Ross, the Company’s CEO. The terms of the amendment are discussed in Note 15.

On August 12, 2010, the Company entered into an amendment to the employment agreement dated April 14, 2009 with John M. Davis, the Company’s President and Chief Operating Officer. The terms of the amendment are discussed in Note 15.

On August 12, 2010, the Company entered into an amendment to the employment agreement dated April 15, 2009 with Christopher W. Larkin, the Company’s Chief Financial Officer. The terms of the amendment are discussed in Note 15.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated interim results of operations, financial condition and liquidity position for the six months ended June 30, 2010. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2009 and the condensed consolidated unaudited interim financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements.

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

Overview
The Company is in the principal business of acquiring and managing operating entities that offer administration services of retirement plans, financial and investment advisory services and sale of various insurance products to small and medium sized businesses and high-net worth individuals in the United States of America. As of June 30, 2010, the Company owned 22 operating units in fourteen states. The wholly-owned subsidiaries are based in Lake Mary, FL; North Attleboro, MA; Haddonfield, NJ; Yorktown Heights, NY; New York, NY; Beaverton, OR; Horsham, PA; Wayne, PA; Warwick, RI; Houston, TX; Marina Del Rey, CA; Seattle, WA; Harrisburg, PA; Southington, CT; Pikesville, MD; Anchorage, AK; Denver, CO and Laguna Hills, CA. The Company’s corporate headquarters is located in Dublin, Ohio.

Results of Operations

Six Month Period Ended June 30, 2010 Compared to June 30, 2009

	(Unaudited)		(Unaudited)
	Six Months Ended	% of	Six Months Ended	% of	$ Change	% Change
	June 30, 2010	Revenues	June 30, 2009	Revenues	2010 to 2009	2010 to 2009

Revenues	$21,807,822	100.0%	$26,720,442	100.0%	$(4,912,620)	-18.4%

Operating expenses:
Selling, general and administrative expenses	18,726,553	85.9%	20,069,719	75.1%	(1,343,166)	-6.7%
Depreciation and amortization	3,102,700	14.2%	3,757,953	14.1%	(655,253)	-17.4%
Stock-based compensation	25,634	0.1%	214,679	0.8%	(189,045)	-88.1%

Total operating expenses	21,854,887	100.2%	24,042,351	90.0%	(2,187,464)	-9.1%

Net operating income (loss)	(47,065)	-0.2%	2,678,091	10.0%	(2,725,156)	-101.8%

Other income (expenses):
Change in fair value of derivative financial instruments	1,712,573	7.9%	722,884	2.7%	989,689	136.9%
Interest expense	(3,019,716)	-13.9%	(2,181,845)	-8.2%	(837,871)	38.4%
Debt and other restructuring charges	(689,172)	-3.2%	-	0.0%	(689,172)
Interest, dividend and rental income	11,452	0.1%	15,801	0.1%	(4,349)	-27.5%

Total other expense, net	(1,984,863)	-9.1%	(1,443,160)	-5.4%	(541,703)	-27.5%

Net income (loss) before income tax benefit (expense)	(2,031,928)	-9.3%	1,234,931	4.6%	(3,266,859)	37.5%

Income tax benefit (expense)	711,015	3.2%	973,963	3.7%	(262,948)	-264.5%

Net income (loss) before preferred stock dividends	(1,320,913)	-6.1%	2,208,894	8.3%	(3,529,807)	-27.0%

Preferred stock dividends	(980,502)		(988,800)

Net income (loss) available to common stockholders	$(2,301,415)		$1,220,094

Revenues for the six months ended June 30, 2010 decreased $4,912,620 to $21,807,822 compared to the six months ended June 30, 2009. The decrease in revenues was due primarily to a decrease in revenue of $5,073,959 at our third party administration subsidiaries offset by an increase in revenue of $161,339 generated by the subsidiaries that provide financial planning, investment advisory and insurance products. Retirement plans are restated pursuant to The Economic Growth and Tax Relief Reconciliation Act (“EGTRRA”), an Internal Revenue Service cycle that generally requires restatement of retirement plan documents every six years. The decrease in revenue from our third party administration subsidiaries was the result of a decrease in these retirement plan document restatement fees of approximately $2,174,000 as the restatement cycle for deferred compensation retirement plans came to an end on April 30, 2010. The remainder was a decrease in recurring plan administration revenues resulting from plan terminations and reductions in pension plan participants and a decrease in one-time consulting revenue, resulting from the downturn in the U.S. economy, as well as delays in completing 2009 plan year valuations and 5500 filings resulting from the new EFAST requirements. The revenue for the six month period ended June 30, 2010, was generated from three sources; third party administration, $19,892,518; financial planning and investment advisory fees, $1,678,433; and insurance commissions, $236,871. The revenue for the six month period ended June 30, 2009, was generated from three sources; third party administration, $24,966,476; financial planning and investment advisory fees, $1,507,413; and insurance commissions, $246,553.

Operating expenses for the six months ended June 30, 2010 decreased $2,187,464 to $21,854,887 over the prior year's comparable six month period. As a percentage of revenue, operating expenses increased to 100.2% for the six months ended June 30, 2010 as compared to 90.0% for the six months ended June 30, 2009.

Selling, general and administrative expenses for the six months ended June 30, 2010 decreased $1,343,166 to $18,726,553 over the prior year's comparable six month period. The decrease was the result of the Company’s efforts to enhance operating efficiencies and reduce operating costs.

The June 30, 2010 and 2009 selling, general and administrative expenses consisted of the following:

	(Unaudited)	(Unaudited)
	Six Months Ended	Six Months Ended	$ Change 2010
	June 30, 2010	June 30, 2009	to 2009

Selling, general and administrative expenses:
Salaries and related payroll costs	$12,513,789	$13,726,984	$(1,213,195)
Rent and utilities	1,569,830	1,584,640	(14,810)
Professional fees	1,245,499	1,394,552	(149,053)
Office expenses	937,113	1,030,964	(93,851)
Insurance expense	983,623	1,044,301	(60,678)
Computer related expense	380,727	334,390	46,337
Bad debt expense	132,263	61,198	71,065
Travel and entertainment	191,941	185,422	6,519
Commission expense	159,615	139,499	20,116
Miscellaneous other expenses	612,153	567,769	44,384
Total selling, general and administrative expenses	$18,726,553	$20,069,719	$(1,343,166)

As a percentage of revenue, selling, general and administrative expenses increased to 85.9% for the six months ended June 30, 2010 as compared to 75.1% for the six months ended June 30, 2009.

Depreciation and amortization for the six months ended June 30, 2010 decreased $655,253 to $3,102,700 over the prior year's comparable six month period primarily due to intangible assets from prior years’ acquisitions becoming fully amortized. As a percentage of revenue, depreciation and amortization increased to 14.2% for the six months ended June 30, 2010 as compared to 14.1% for the six months ended June 30, 2009.

Stock-based compensation for the six months ended June 30, 2010 decreased $189,045 to $25,634 over the prior year's comparable six month period due primarily to 800,000 stock options issued in 2007 to the Chief Executive Officer as part of his November 30, 2007 employment agreement and 200,000 stock options issued in 2008 to the President and Chief Operating Office as part of his April 2008 employment agreement, both of which were still vesting and thus being expensed through second quarter 2009, as well as, 300,000 stock options issued in 2009 to the President and Chief Operating Officer as part of his April 2009 employment agreement and 150,000 stock options issued in 2009 to the Chief Financial Officer as part of his April 2009 employment agreement, both of which were fully expensed when issued in second quarter 2009. As a percentage of revenue, stock based compensation decreased to 0.1% for the six months ended June 30, 2010 as compared to 0.8% for the six months ended June 30, 2009.

Net other expense was $1,984,863 for the six months ended June 30, 2010 as compared to $1,443,160 for the six months ended June 30, 2009. The increase was due primarily to an increase in interest expense of $837,871, an increase in debt and other restructuring charges of $689,172 and a decrease in interest and rental income of $4,349, offset by an increase in the change of the fair value of the derivative financial instruments of $989,689. The change in the fair value of derivative financial instruments increased as a result of the Woodside Subordinated Senior Lenders agreeing to surrender the Subordinated Senior Warrants and relinquish their rights to the Fee Agreement. Interest expense increased as a result of an increase in amortization of debt discount resulting from the use of the effective interest rate method of amortization, additional borrowings plus an increase in the borrowing rate on the Revolving Line of Credit and additional borrowings on the Subordinated Senior Term Note resulting from the capitalization of interest plus a 3% increase in the borrowing rate on the Subordinated Senior Term Note from failing debt covenants at September 30, 2009. Debt and other restructuring charges increased as a result of fees incurred by the Company for failing debt covenants at September 30, 2009 and the resulting forbearance agreements.

Preferred stock dividends were $980,502 for the six months ended June 30, 2010 as compared to $988,800 for the six months ended June 30, 2009. The decrease was due to a conversion of 8,513 shares of Series D Convertible Preferred Stock into 170,260 shares of common stock during the first quarter of 2010 and a conversion of 137,500 shares of Series C Convertible Preferred Stock into 1,650,000 shares of common stock during the second quarter of 2010.

Three Month Period Ended June 30, 2010 Compared to June 30, 2009

	(Unaudited)		(Unaudited)
	Three Months Ended	% of	Three Months Ended	% of	$ Change	% Change
	June 30, 2010	Revenues	June 30, 2009	Revenues	2010 to 2009	2010 to 2009

Revenues	$10,632,851	100.0%	$14,077,197	100.0%	$(3,444,346)	-24.5%

Operating expenses:
Selling, general and administrative expenses	9,052,878	85.1%	9,429,032	67.0%	(376,154)	-4.0%
Depreciation and amortization	1,510,774	14.2%	1,831,905	13.0%	(321,131)	-17.5%
Stock-based compensation	7,606	0.1%	127,151	0.9%	(119,545)	-94.0%

Total operating expenses	10,571,258	99.4%	11,388,088	80.9%	(816,830)	-7.2%

Net operating income (loss)	61,593	0.6%	2,689,109	19.1%	(2,627,516)	-97.7%

Other income (expenses):
Change in fair value of derivative financial instruments	1,483,942	14.0%	528,413	3.8%	955,529	180.8%
Interest expense	(1,725,638)	-16.3%	(1,142,401)	-8.1%	(583,237)	51.1%
Debt and other restructuring charges	(597,679)	-5.6%	-	0.0%	(597,679)
Interest, dividend and rental income	(12,464)	-0.1%	6,995	0.0%	(19,459)	-278.2%

Total other expense, net	(851,839)	-8.0%	(606,993)	-4.3%	(244,846)	-278.2%

Net income (loss) before income tax benefit (expense)	(790,246)	-7.4%	2,082,116	14.8%	(2,872,362)	40.3%

Income tax benefit (expense)	307,819	2.9%	395,234	2.8%	(87,415)	-138.0%

Net income (loss) before preferred stock dividends	(482,427)	-4.5%	2,477,350	17.6%	(2,959,777)	-22.1%

Preferred stock dividends	(488,546)		(494,400)

Net income (loss) available to common stockholders	$(970,973)		$1,982,950

Revenues for the three months ended June 30, 2010 decreased $3,444,346 to $10,632,851 compared to the three months ended June 30, 2009. The decrease in revenues was due primarily to a decrease in revenue of $3,465,094 at our third party administration subsidiaries offset by an increase in revenue of $20,748 generated by the subsidiaries that provide financial planning, investment advisory and insurance products. Retirement plans are restated pursuant to The Economic Growth and Tax Relief Reconciliation Act (“EGTRRA”), an Internal Revenue Service cycle that generally requires restatement of retirement plan documents every six years. The decrease in revenue from our third party administration subsidiaries was the result of a decrease in these retirement plan document restatement fees of approximately $1,358,000 as the restatement cycle for deferred compensation retirement plans came to an end on April 30, 2010. The remainder was a decrease in recurring plan administration revenues resulting from plan terminations and reductions in pension plan participants and a decrease in one-time consulting revenue, resulting from the downturn in the U.S. economy, as well as delays in completing 2009 plan year valuations and 5500 filings resulting from the new EFAST requirements. The revenue for the three month period ended June 30, 2010, was generated from three sources; third party administration, $9,707,789; financial planning and investment advisory fees, $822,188; and insurance commissions, $102,874. The revenue for the three month period ended June 30, 2009, was generated from three sources; third party administration, $13,172,884; financial planning and investment advisory fees, $762,402; and insurance commissions, $141,911.

Operating expenses for the three months ended June 30, 2010 decreased $816,830 to $10,571,258 over the prior year's comparable three month period. As a percentage of revenue, operating expenses increased to 99.4% for the three months ended June 30, 2010 as compared to 80.9% for the three months ended June 30, 2009.

Selling, general and administrative expenses for the three months ended June 30, 2010 decreased $376,154 to $9,052,878 over the prior year's comparable three month period. The decrease was the result of the Company’s efforts to enhance operating efficiencies and reduce operating costs.

The June 30, 2010 and 2009 selling, general and administrative expenses consisted of the following:

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended	$ Change 2010
	June 30, 2010	June 30, 2009	to 2009

Selling, general and administrative expenses:
Salaries and related payroll costs	$6,073,985	$6,403,412	$(329,427)
Rent and utilities	766,971	787,393	(20,422)
Professional fees	507,731	631,782	(124,051)
Office expenses	463,357	504,503	(41,146)
Insurance expense	466,398	519,368	(52,970)
Computer related expense	178,448	157,111	21,337
Bad debt expense	79,092	26,288	52,804
Travel and entertainment	108,532	80,720	27,812
Commission expense	84,445	71,296	13,149
Miscellaneous other expenses	323,919	247,159	76,760
Total selling, general and administrative expenses	$9,052,878	$9,429,032	$(376,154)

As a percentage of revenue, selling, general and administrative expenses increased to 85.1% for the three months ended June 30, 2010 as compared to 67.0% for the three months ended June 30, 2009.

Depreciation and amortization for the three months ended June 30, 2010 decreased $321,131 to $1,510,774 over the prior year's comparable three month period primarily due to intangible assets from prior years’ acquisitions becoming fully amortized. As a percentage of revenue, depreciation and amortization increased to 14.2% for the three months ended June 30, 2010 as compared to 13.0% for the three months ended June 30, 2009.

Stock-based compensation for the three months ended June 30, 2010 decreased $119,545 to $7,606 over the prior year's comparable three month period due primarily to 800,000 stock options issued in 2007 to the Chief Executive Officer as part of his November 30, 2007 employment agreement which was still vesting and thus being expensed through second quarter 2009, as well as, 300,000 stock options issued in 2009 to the President and Chief Operating Officer as part of his April 2009 employment agreement and 150,000 stock options issued in 2009 to the Chief Financial Officer as part of his April 2009 employment agreement, both of which were fully expensed when issued in second quarter 2009. As a percentage of revenue, stock based compensation decreased to 0.1% for the three months ended June 30, 2010 as compared to 0.9% for the three months ended June 30, 2009.

Net other expense was $851,839 for the three months ended June 30, 2010 as compared to $606,993 for the three months ended June 30, 2009. The increase was due primarily to an increase in interest expense of $583,237, an increase in debt and other restructuring charges of $597,679 and a decrease in interest and rental income of $19,459, offset by an increase in the change of the fair value of the derivative financial instruments of $955,529. The change in the fair value of derivative financial instruments increased as a result of the Woodside Subordinated Senior Lenders agreeing to surrender the Subordinated Senior Warrants and relinquish their rights to the Fee Agreement. Interest expense increased as a result of an increase in amortization of debt discount resulting from the use of the effective interest rate method of amortization, additional borrowings plus an increase in the borrowing rate on the Revolving Line of Credit and additional borrowings on the Subordinated Senior Term Note resulting from the capitalization of interest plus a 3% increase in the borrowing rate on the Subordinated Senior Term Note from failing debt covenants at September 30, 2009. Debt and other restructuring charges increased as a result of fees incurred by the Company for failing debt covenants at September 30, 2009.

Preferred stock dividends were $488,546 for the three months ended June 30, 2010 as compared to $494,400 for the three months ended June 30, 2009. The decrease was due to a conversion of 8,513 shares of Series D Convertible Preferred Stock into 170,260 shares of common stock during the first quarter of 2010 and a conversion of 137,500 shares of Series C Convertible Preferred Stock into 1,650,000 shares of common stock during the second quarter of 2010.

Liquidity and Capital Resources
At June 30, 2010 and December 31, 2009, the Company's working capital deficit was approximately $34.6 million and $9.3 million, respectively and its accumulated deficit was approximately $25.9 million and $23.6 million, respectively. Further, for the six months ended June 30, 2010 and June 30, 2009, the Company's net income (loss) before preferred stock dividends was approximately ($1.3) million and $2.2 million, respectively and its cash flows from operations was approximately $1.4 million and $3.4 million, respectively.

Through its senior lending arrangements, the Company has access to a Revolving Line of Credit of up to $2.0 million, which was temporarily increased to $2.5 million through December 31, 2009 and further extended through February 28, 2010, to supplement its cash generated from operations. Effective April 26, 2010, the maximum principal amount available under the Revolving Line of Credit was increased to $4.0 million as a result of an amendment to its current senior lending arrangement as discussed further below in the Debt Amendments section of this Management Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”). At June 30, 2010 and December 31, 2009, the Company had $3.1 million and $2.5 million, respectively, of principal outstanding under this arrangement.

On April 12, 2010, in order to alleviate a lack of short-term liquidity, the Company obtained an additional loan of $0.5 million for short-term working capital purposes from its subordinated lenders due on May 15, 2010. On May 7, 2010, the Company used funds available from the increased Revolving Line of Credit to pay off the short-term working capital loan.

The Company’s existing commitments for term notes from senior and subordinated senior lenders are currently exhausted. The Company has amended its current lending arrangements, with its existing lenders, beyond 2010 as discussed in the Debt Amendments section below of this MD&A. In the amendments, the Company has agreed that its senior or subordinated senior lenders may terminate its forbearance agreements if, in the lender’s reasonable judgment, the Company has not made adequate progress toward a reasonably satisfactory recapitalization initiative by July 15, 2010 or any date thereafter through the forbearance period. The senior and subordinated lenders have elected not to terminate their forbearance agreements as of the date of this report. If the Company is not successful in its recapitalization or debt refinancing efforts, it will not have the ability to pay the senior and subordinated senior debt at the end of the forbearance period.

Management establishes an annual plan for operations and then utilizes the operating plan, current financial results, equity and credit market conditions, and other factors to forecast its quarterly and annual financial results and related cash flows from operations. Based upon management's cash forecast for revenues, operating expenses and debt services, the Company believes its cash resources will be adequate to fund operations through December 31, 2010. However, there can be no assurance that the Company’s senior and subordinated senior lenders will not terminate their forbearance agreements with the Company, which could result in such lenders electing to declare all amounts due and payable. There is no assurance that the Company would be able to negotiate additional waivers or obtain other financing needed to continue operations of the Company.

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

Details of the changes in cash flows during the six month periods ended June 30, 2010 and 2009 are as follows:

	(Unaudited)	(Unaudited)
	Six Months Ended	Six Months Ended
	June 30, 2010	June 30, 2009
Cash flows from operating activities:
Net income (loss) before preferred stock dividends	$(1,320,913)	$2,208,894
Adjustments to reconcile net income (loss) before preferred stock dividends to net cash provided by (used in) operating activities:
Depreciation and amortization	3,102,700	3,757,953
Change in allowance for doubtful accounts	(147,012)	9,335
Noncash interest	1,860,899	867,554
Stock-based compensation	25,634	214,679
Deferred income tax benefit	(815,229)	(1,132,753)
Change in fair value of derivative financial instruments	(1,712,573)	(722,884)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable	312,668	(1,707,727)
Prepaid expenses and other current assets	(50,328)	285,351
Accounts payable	68,851	697,398
Unearned revenues	284,098	(1,112,188)
Accrued expenses and other current liabilities	(235,354)	(2,418)
Net cash provided by (used in) operating activities	1,373,441	3,363,194

Cash flows from investing activities:
Purchases of property and equipment	(529,589)	(584,049)
Acquisition of Alaska Pension Services	-	(2,476)
Acquisition of Lamoriello Entities	-	(50,810)
Acquisition of National Actuarial Pension Services, Inc.	-	(64,318)
Acquisition of Alan N. Kanter & Associates	(144,200)	(151,063)
Acquisition of REPTECH Corp	-	(200,775)
Acquisition of The Pension Group, Inc.	-	(1,365,573)
Net cash provided by (used in) investing activities	(673,789)	(2,419,064)

Cash flows from financing activities:
Proceeds from revolving line of credit and short-term debt	1,075,000	1,703,908
Payments on long-term debt and notes	(1,065,485)	(2,115,296)
Payments on revolving line of credit and short-term debt	(500,000)	(465,900)
Payment of deferred financing costs	(75,000)	(40,625)
Net cash provided by (used in) financing activities	(565,485)	(917,913)

Net increase (decrease) in cash	$134,167	$26,217

2010 Cash Flow Analysis – Six Month Period Ended June 30, 2010
The Company had cash as of June 30, 2010 of $409,123, an increase of $134,167 from December 31, 2009.

Net cash provided by operating activities of $1,373,441 was primarily due to a net loss before preferred stock dividends of $1,320,913, non-cash expenses of $2,314,419, a decrease in accounts receivable of $312,668, an increase in accounts payable of $68,851 and an increase in unearned revenues of $284,098, offset by an increase in prepaid expenses of $50,328 and a decrease in accrued expenses and other current liabilities of $235,354.

The non-cash items were primarily composed of depreciation and amortization of $3,102,700, noncash interest of $1,860,899, stock-based compensation of $25,634, offset by a decrease in the allowance for doubtful accounts of $147,012, deferred tax liabilities of $815,229 and a decrease in the fair value of derivative financial instruments of $1,712,573.

Net cash of $673,789 used in investing activities was due to $144,200 in funds expended relating to the acquisitions of Alan N. Kanter & Associates and $529,589 used in the purchase of property and equipment.

Net cash of $565,485 used in financing activities was due to $1,075,000 in proceeds from short-term debt offset by $1,065,485 in payments of long-term debt, $500,000 in payments of short-term debt and $75,000 in payments of deferred financing charges.

2009 Cash Flow Analysis – Six Month Period Ended June 30, 2009
The Company had cash as of June 30, 2009 of $557,663, an increase of $26,217 from December 31, 2008.

Net cash provided by operating activities of $3,363,194 was primarily due to a net income before preferred stock dividends of $2,208,894 and non-cash expenses of $2,993,884, a decrease in prepaid expenses of $285,351, an increase in accounts payable of $697,398, offset by an increase in accounts receivable of $1,707,727, a decrease in unearned revenue of $1,112,188, and a decrease in accrued expenses and other current liabilities of $2,418.

The non-cash items were primarily composed of depreciation and amortization of $3,757,953, an increase in the allowance for doubtful accounts of $9,335, noncash interest of $867,554, and stock-based compensation of $214,679, offset by deferred tax liabilities of $1,132,753 and a decrease in the fair value of derivative financial instruments of $722,884.

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

Net cash of $917,913 used in financing activities was due to $1,703,908 in proceeds from short-term debt offset by $2,115,296 in payments of long-term debt, $465,900 in payments of short-term debt and $40,625 in payments of deferred financing charges.

Debt Financing Arrangements

Revolving Line of Credit and Senior Term Note
On November 30, 2007, the Company entered into (i) a Revolving Line of Credit and Term Loan Agreement (the "Senior Loan Agreement") with RBS Citizens Bank (“Senior Lender”) and (ii) a Securities Purchase and Loan Agreement (the "Subordinated Senior Agreement") with Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Lehman Brothers Commercial Bank (the “Subordinated Senior Lenders”). A principal amount of the proceeds generated from the two financings were used to retire existing debt. Pursuant to the Senior Loan Agreement, the Company entered into a Revolving Line of Credit in the initial amount of $1,000,000 (the "Revolver") and a Term Loan Promissory Note in the initial amount of $8,000,000 (the "Term Loan"). If certain conditions are satisfied, the Company may utilize additional financing under the Revolver up to $1,000,000 (the "Additional Revolver") and additional term loans up to $7,000,000 (the "Additional Term Loan") to fund future acquisitions (the Term Loan and the Additional Term Loan are collectively referred to as the “Senior Term Note”). In 2008, the Company borrowed the remaining $7,000,000 on the Senior Term Note exhausting the availability of funds under the Senior Term Note. The Senior Term Note and the Revolving Line of Credit bear interest at the applicable LIBOR rate of interest. The Senior Term Note and the Revolving Line of Credit were to mature on July 31, 2010; but, were extended under the April 26, 2010 amendment discussed further in the Debt Amendments section below of this MD&A. From closing through November 30, 2008, the Company was required to pay interest accruing on the Senior Term Note and the Revolving Line of Credit on the last day of the applicable LIBOR interest period. Subsequent to November 30, 2008, the Company was required to pay the applicable amount of interest owed on the Senior Term Note and the Revolving Line of Credit as well as a portion of the principal of the Senior Term Note based upon a five year straight line amortization schedule of $250,000 in principal on a monthly basis with the remaining outstanding principal balance to be paid in one lump sum on the date of maturity. Commencing January 1, 2008, the Company is obligated to pay an unused commitment fee on the first business day of each quarter for any amounts not used by the Company under the Additional Term Loan. The unused commitment fee to be paid is equal to one-quarter multiplied by the applicable basis point level, which is contingent upon the Company's ratio of total debt funded to EBITDA. The Senior Lender has a secured lien on all assets of the Company and its subsidiaries. The Company may prepay the Senior Term Note and the Revolving Line of Credit at anytime.

As of June 30, 2010, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $3.1 million and $11.0 million, respectively and the interest rate was 9.28% and 4.85%, respectively. As of December 31, 2009, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $2.5 million and $12.0 million, respectively and the interest rate was 4.73%.

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

As of June 30, 2010 and December 31, 2009, approximately $13.9 million and $13.0 million, respectively, were outstanding under the Subordinated Senior Agreement.

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

In Connection with the April 26, 2010 amendments, discussed further in the Debt Amendments section below of this MD&A, the Woodside Subordinated Senior Lenders agreed to surrender the Subordinated Senior Warrants and relinquish their rights to the CIP Payment and the Fee Agreement.

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

As of December 31, 2008, the Company was not in compliance with certain covenants under the Senior Loan Agreement and the Subordinated Senior Agreement. The Company’s decline in asset based revenues, as a result of the dramatic decline in the U.S. equity markets in the second half of 2008, negatively impacted its ability to achieve Adjusted EBITDA targets as planned and three out of five related debt covenants presented below. As a result, management entered into Waiver and Amendment Agreements to the Senior Loan Agreement and the Subordinated Senior Agreement (“Waiver and Amendment Agreements”) in March 2009. Under the terms of the Waiver and Amendment Agreements, the Senior Lender and Woodside Subordinated Senior Lenders waived the existing defaults on the debt covenants at December 31, 2008 and revised future covenant calculations.  In exchange, the Company is subject to an increase in the interest rates of 1.25% on the Senior Term Note and 1.75% on the outstanding Revolving Line of Credit, over the remaining term of the Senior Loan Agreement. In addition, the Company incurred one-time amendment fees totaling $100,625 (of which $60,000 was added to the Subordinated Senior Note) upon the effective date and is now subject to a 0.25% unused commitment fee on the Revolver which the Company does not expect to be material. The Senior Lender and the Woodside Subordinated Senior Lenders have approval rights for all future acquisitions and the Company is subject to more frequent and timely compliance and reporting requirements with the Senior Lender.

On September 29, 2009, the Company and Senior Lender agreed to temporarily increase the maximum principal amount available under the Revolving Line of Credit to $2,500,000 through December 31, 2009. On December 14, 2009, the Senior Lender further extended the Revolving Line of Credit through February 28, 2010. At February 28, 2010, the Company was required to repay any amounts outstanding under the Revolving Line of Credit in excess of $2,000,000. As part of the transaction, the Company paid or accrued $61,583 in deferred financing costs associated with the original increase in the Revolving Line of Credit dated September 29, 2009, which will be amortized over the remaining life of the loan. The agreement was further amended as part of the April 26, 2010 amendment described further in the Debt Amendments section below of this MD&A.

As of September 30, 2009, the Company was not in compliance with certain restrictive covenants in the Waiver and Amendment Agreements. As a result, the Senior Lender and the Woodside Subordinated Senior Lenders issued the Company reservation of rights letters, which notified the Company of default under the Waiver and Amendment Agreements. The document indicates that this default entitles the Senior Lender and the Woodside Subordinated Senior Lenders to exercise certain rights and remedies under the Senior Loan Agreement and the Subordinated Senior Agreement through issuance of a Reservation of Rights letter. The Senior Lender and Woodside Subordinated Senior Lenders agreed to not exercise all their rights and remedies at this time; but, reserve the right to do so in the future. The Woodside Subordinated Senior Lenders exercised their right to increase the interest rate by 3% on the Subordinated Senior Note effective November 15, 2009. The increased interest is compounded monthly and added to the Subordinated Senior Note.

As of March 31, 2010 and December 31, 2009, the Company was not in compliance with certain restrictive covenants in the Waiver and Amendment Agreements. As a result, on April 26, 2010, the Senior and Woodside Subordinated Senior Lenders agreed to amend the existing loan agreements.  Under the amendments, the Senior and Woodside Subordinated Senior Lenders agreed to forbear from exercising their rights and remedies for identified events of default and anticipated events of default during the forbearance period subject to certain terms and conditions which are discussed further in the Debt Amendments section below of this MD&A.

As of June 30, 2010, the Company continued to be out of compliance with certain restrictive covenants in the Waiver and Amendment Agreements. Under the amendments noted above, the Senior and Woodside Subordinated Senior Lenders agreed to continue to forbear from exercising their rights and remedies for identified events of default and anticipated events of default during the forbearance period subject to certain terms and conditions.

The tabular presentation sets forth the Company’s most restrictive covenants for the trailing twelve month periods as amended by quarter for 2009 and 2010.

	Amended
	2009						2010
	Q1	Q2	Q3		Q4		Q1		Q2
Minimum Adjusted EBITDA (1)
Actual	$8,798,069	$9,638,281	$8,780,797	*	$8,884,905	**	$8,515,679	**	$5,342,964	**
Covenant	$8,400,000	$9,000,000	$9,050,000		$10,100,000		$10,700,000		$11,150,000

Maximum Leverage Ratio (2)
Actual	3.11	3.05	3.48	*	3.42	**	3.48	**	5.76	**
Covenant	3.25	3.25	3.25		2.75		2.60		2.50

Minimum Fixed Charge Coverage Ratio (3)
Actual	1.12	1.02	0.95	*	1.16	**	0.32	**	0.17	**
Covenant	1.05	1.00	1.00		1.20		1.25		1.25

Minimum Interest Coverage Ratio (4)
Actual	3.09	3.27	2.93		2.94		2.70		1.63	**
Covenant	2.25	2.25	2.25		2.50		2.50		2.50

Maximum Ratio of Total Funded Debt to Net Worth (5)
Actual	1.45	1.21	1.17		1.18		1.15		1.18
Covenant	2.00	2.00	2.00		2.00		2.00		2.00

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

Following is a reconciliation of Minimum Adjusted EBITDA to net loss available to common stockholders:

Period Ended
June 30, 2010

Minimum Adjusted EBITDA for the trailing twelve months	$5,342,964

Depreciation and amortization	(8,754,602)

Stock based compensation	(244,082)

Change in fair value of derivative financial instruments	1,776,334

Contractually specific charges to goodwill	222,876

Interest expense	(3,271,823)

Debt and other restructuring charges	(749,172)

Income tax expenses	(130,109)

Deferred income tax benefit	1,801,551

Preferred stock dividends	(1,969,302)

Third and fourth quarter 2009 net loss available to common stockholders	3,673,951

Net loss available to common stockholders	$(2,301,415)

Debt Amendments
On April 12, 2010, the Company entered into an agreement with the Woodside Subordinated Senior Lenders to receive an additional loan (“Short-Term Working Capital Loan”) of $500,000 to be used for short-term working capital needs. For use of the funds, the Company paid a fee of $5,000. The Short-Term Working Capital Loan accrues interest at 12% per annum. The principal amount and any accrued and unpaid interest was due on May 15, 2010. On May 7, 2010, the Company paid all outstanding principal and accrued interest of the Short-Term Working Capital Loan.

On April 26, 2010, the Company entered into an amendment (“Senior Loan Amendment”) to the Senior Loan Agreement. In the Senior Loan Amendment, the Senior Lender agreed to forbear from accelerating or otherwise enforcing its rights and remedies with respect to identified events of default and anticipated events of default under the Senior Loan Agreement until January 2, 2011 (the “Forbearance Period”) and, in addition, extended the maturity of the indebtedness until January 2, 2011. During the Forbearance Period, the Senior Lender agreed to increase the maximum principal amount available under the Revolving Line of Credit to $4,000,000. All advances on the Revolving Line of Credit after the date of the Senior Loan Amendment, including any outstanding draws, will incur interest, payable on a monthly basis, at a rate of prime plus 6%. Also, the Senior Lender agreed to suspend the monthly principal payments of $250,000 on the Senior Term Note. The Company will continue to pay the applicable amount of interest owed on the Senior Term Note on the last day of each month.

In return, the Company agreed as part of the Senior Loan Amendment that, among other things, the Senior Lender may terminate the Senior Loan Amendment during the Forbearance Period if the Company does not (i) meet specified cash flow tests of its cash receipts and disbursements measured weekly on a rolling six week and forbearance period-to-date basis, as defined in the amendment and (ii) maintain a specified minimum cash and available Revolving Line of Credit balance of $500,000. As of June 30, 2010, the Company met the above cash covenants as indicated in the following table:

Cash Flow Test	Covenant	Range of Results

Cash Receipts	greater than 80%	94.3% - 138.3%

Cash Disbursements	less than 110%	94.5% - 105.9%

Minimum Cash Availability	greater than $500,000	$1.6 million - $2.3 million

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

In return, the Company agreed as part of the Subordinated Senior Amendment that, among other things, the Woodside Subordinated Senior Lenders may terminate the Subordinated Senior Amendment during the Forbearance Period if the Company does not (i) meet specified cash flow tests of its cash receipts and disbursements measured weekly on a rolling six week and forbearance period-to-date basis, as defined in the agreements and (ii) maintain a specified minimum cash and available Revolving Line of Credit balance of $500,000. The Company met the cash covenants as indicated in the table above.

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

Because management believes that a sale is the most likely event to occur, the Company has estimated sale related payments to the Senior Lender and Woodside Subordinated Senior Lenders to be $1,598,000, which were added to deferred financing costs and are being amortized over the remaining life of the loan.

On August 12, 2010, the Company entered into Amendment No. 9 to the Securities Purchase and Loan Agreement with the Woodside Subordinated Senior Lenders. In the amendment, the Woodside Subordinated Senior Lenders agreed to convert the 6% monthly cash interest payments (“Converted Interest”) to interest compounded monthly and added to the principal amount of the Subordinated Senior Note so that the Company has available cash to make payments under its retention and recapitalization incentive plan, payments to the Company’s lead director and additional recapitalization expenses, commencing with the cash interest payment due on July 1, 2010. The retention and recapitalization incentive payments, lead director payments and recapitalization expenses are not to exceed a combined $67,000 for any month. Any shortfall in retention and recapitalization incentive payments, lead director payments and recapitalization expenses are to be paid to the Woodside Subordinated Senior Lenders and applied towards payment of the compounded interest. Additionally, the interest rate on the Subordinated Senior Note will increase by 2% on October 1, 2010 and 1% on January 1, 2011. In the event that all obligations are paid in full in cash on or prior to the maturity date, the additional compounded interest shall be waived and forgiven and during the Forbearance Period only, with respect to any month, if the outstanding balance of Converted Interest is zero for at least 22 days of such month, then the additional compounded interest rate shall be reduced by 50% for such month.

Seller Financing
In connection with the Company’s acquisition strategy, part of the purchase price is paid through seller financed instruments. As of June 30, 2010, total funds due to former owners were $2,817,690. Of this amount, $2,723,817 is due in the next twelve months and $93,873 is due thereafter. Seller financed instruments bear interest at 6% to 8% per annum. All seller financed instruments are uncollateralized. Under the terms of the Senior Loan Amendment and the Subordinated Senior Amendment, any subordinated payments, including seller financing, are not to be paid during the forbearance period unless otherwise approved by the Senior Lender and Woodside Subordinated Senior Lenders. The Company will seek to amend and restructure certain unpaid seller notes during the forbearance period, although, there is no guarantee that this can be accomplished. In the event that the Company is unsuccessful in amending the seller financing agreements or meet its obligations therein, the Company could realize negative variances relative to its financial plans in certain subsidiaries, especially new business and client retention, as the holders of the notes are employees and managers of certain operating units.

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

On September 29, 2009, the Company executed Amendment No. 1 to the TPA Restructured Note Agreement with the sellers of TPA under which the sellers of TPA agreed to replace the remaining monthly principal installments of $93,056 plus accrued interest under the TPA Restructured Note Agreement, dated February 24, 2009, with a single principal payment of $558,333 on March 1, 2010 plus interest accrued from August 31, 2009. The Senior Lender and Woodside Subordinated Senior Lenders have not authorized payment of the principal or accrued interest on this note as of August 13, 2010.

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

On September 28, 2009, the Company executed Amendment No. 1 to the CIAS Restructured Note Agreement with the sellers of CIAS under which the sellers of CIAS agreed to replace the remaining monthly installment payments under the CIAS Restructured Note Agreement, dated March 16, 2009, with installment payments to be made in six monthly principal only installments of $70,000 beginning on April 15, 2010 and ending September 15, 2010, and three monthly principal installments of $130,000, plus all accrued interest, less any adjustments to the promissory notes under the CIAS agreement dated April 3, 2008, beginning on October 15, 2010 and ending December 15, 2010. The Senior Lender and Woodside Subordinated Senior Lenders have not authorized payment of the principal or accrued interest on these notes as of August 13, 2010.

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

On May 14, 2010, the Company executed Amendment No. 2 to the REPTECH Agreement with the sellers of REPTECH under which the sellers of REPTECH agreed to replace the twelve monthly principal installments of $76,888 plus accrued interest under Amendment No. 1 to the REPTECH purchase agreement dated September 25, 2009, with monthly installment payments beginning on May 15, 2010 and ending on July 14, 2011, totaling $922,656 in principal plus accrued interest.

Future Contractual Obligations
The following table shows the Company's present and future contractual obligations as of June 30, 2010:

	(Unaudited)
	June 30, 2010
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter

Operating Lease Obligations	$5,938,435	$1,979,136	$2,486,362	$1,236,887	$236,050

Employment Contracts	$1,396,818	$1,380,985	$15,833	$-	$-

Revolving Line of Credit	$3,075,000	$3,075,000	$-	$-	$-

Short and Long Term Debt	$27,716,098	$27,595,408	$120,690	$-	$-

Total Contractual Cash Obligations	$38,126,351	$34,030,529	$2,622,885	$1,236,887	$236,050

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

No impairment losses have been recognized on goodwill and other intangible assets as of June 30, 2010 and December 31, 2009.

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

 New Accounting Pronouncements
In September 2009, the FASB issued guidance in the Revenue Recognition Topic of FASB ASC. This guidance updates the accounting and expands disclosures for multiple-deliverable arrangements to enable vendors to account for products or services separately rather than as a combined unit. The update will be effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010. Management is currently evaluating the impact of applying the update to the Company’s future condensed consolidated interim financial statements.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision of and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Coghill Capital Management LLC (“CCM”) filed a complaint on June 1, 2010 in the Supreme Court of the State of New York alleging that the Company failed to file a registration statement with the Securities and Exchange Commission (“SEC”) registering the potential resale of common shares issuable upon conversion of its preferred shares, under the terms of a subscription agreement between the Company and CCM (“Subscription Agreement”). CCM also made additional claims related to the Subscription Agreement, including breach of contract and conversion. CCM is seeking total damages of $1.8 million. The Company intends to defend the claims vigorously based on a number of defenses. Regardless of the outcome, the litigation could have a material adverse impact on the Company’s results because of defense costs, diversion of management’s attention and resources, and other factors.

ITEM 1A. Risk Factors

As a “Smaller Reporting Company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

On January 4, 2010, a holder of 8,513 shares of Series D Convertible Preferred Stock converted such shares into 170,260 shares of common stock.

On June 18, 2010, a holder of 137,500 shares of Series C Convertible Preferred Stock converted such shares into 1,650,000 shares of common stock.

The above issuances were made in reliance upon exemptions from registration pursuant to Section 4(2) under the Securities Act of 1933 and/or Rule 506 promulgated under Regulation D there under. The holders of the above securities are accredited investors as defined in Rule 501 of Regulation D promulgated under the Securities Act of 1933.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

In July 2009, the Company executed a contract to sell the flex administration business to the Total Administrative Services Corporation (“TASC”) which is expected to be closed by the end of 2010. As part of the contract, TASC will pay the Company a percentage of the annual revenues transferred sixty days after closing, a percentage of annual revenues based bonus payment if a target retention level is obtained nine months after closing and a percentage of ongoing revenues beginning thirteen months after closing. This transaction is not material to the financial statements and thus is not necessary to be disclosed separately in the condensed consolidated interim financial statements. In addition, this transaction does not meet the definition of a capital transaction as defined in the Debt Financing Arrangements section of the MD&A.

On August 12, 2010, the Company entered into an amendment to the employment agreement dated November 30, 2007 with Steven J. Ross, the Company’s CEO. The following summarizes the material terms of the amendment:

•	The term of the agreement was extended to March 31, 2011;

•	Any potential bonus opportunity as referenced in the original employment agreement will expire on December 31, 2010;

•
If employment is terminated by the Company other than for cause, Mr. Ross is now entitled to receive his current base salary and medical benefits through March 31, 2011, plus his targeted bonus compensation;

•
In the event of a change of control on or before March 31, 2011 and he has not resigned his position, Mr. Ross is now entitled to a one-time payment equal to $700,000 which would preclude any other compensation to him. In addition, Mr. Ross would receive medical benefits through December 31, 2011; and

•	Except as set forth in the amendment, all other terms of the original agreement remain the same.

On August 12, 2010, the Company entered into an amendment to the employment agreement dated April 14, 2009 with John M. Davis, the Company’s President and Chief Operating Officer. The following summarizes the material terms of the amendment:

•	The term of the agreement was extended to June 30, 2011;

•	Any potential bonus opportunity as referenced in the original employment agreement will expire on December 31, 2010;

•
In consideration of recapitalization work, Mr. Davis shall receive a recapitalization incentive of 50% of his annual base salary, of which 20% of the total is paid in the form of bi-monthly payments until the earlier of December 31, 2010 or the close of a recapitalization transaction. At the close of a recapitalization transaction, Mr. Davis will be paid the remaining unpaid amount of the incentive; and

•	Except as set forth in the amendment, all other terms of the original agreement remain the same.

On August 12, 2010, the Company entered into an amendment to the employment agreement dated April 15, 2009 with Christopher W. Larkin, the Company’s Chief Financial Officer. The following summarizes the material terms of the amendment:

•	The term of the agreement was extended to June 30, 2011;

•
If employment is terminated by the Company other than for cause, Mr. Larkin is entitled to a one-time payment equal to nine months of his current base salary and receive medical benefits through December 31, 2011;

•
In consideration of recapitalization work, Mr. Larkin shall receive a recapitalization incentive of 50% of his annual base salary, of which 20% of the total is paid in the form of bi-monthly payments until earlier of December 31, 2010 or the close of a recapitalization transaction. At the close of a recapitalization transaction, Mr. Larkin will be paid the remaining unpaid amount of the incentive; and

•	Except as set forth in the amendment, all other terms of the original agreement remain the same.

On August 12, 2010, the Company entered into Amendment No. 9 to the Securities Purchase and Loan Agreement with the Woodside Subordinated Senior Lenders. The terms of the amendment are discussed further in the Debt Amendments section of the MD&A.

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

4.74
Short-Term Working Capital Loan by and between Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 16, 2010. (File No. 333-160488))

4.75
Amendment No. 11 to Revolving Line of Credit and Term Loan Agreement by and between RBS Citizens, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.76
Amendment No. 4 and Allonge to Revolving Line of Credit Note by and between RBS Citizens, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.77
Amendment No. 4 and Allonge to Term Promissory Note by and between RBS Citizens, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.78
Amendment No. 8 to Securities Purchase and Loan Agreement by and between Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.79
Amendment to Intercreditor and Subordination Agreement by and between RBS Citizens, National Association, Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.80
Side Letter Fee Arrangement by and between Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.81
Side Letter Repayment of Short-Term Working Capital and Participation Arrangement by and between RBS Citizens, National Association, Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.82
Termination Agreement by and between Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.83
Amendment No. 9 to Securities Purchase and Loan Agreement by and between Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc.

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

10.75	Employment Agreement entered by and between the Company and Steven J. Ross dated November 30, 2007

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

10.113	Amendment No. 1 to the Employment Agreement entered by and between the Company and Steven J. Ross dated August 12, 2010

10.114	Amendment No. 1 to the Employment Agreement entered by and between the Company and John M. Davis dated August 12, 2010

10.115	Amendment No. 1 to the Employment Agreement entered by and between the Company and Christopher W. Larkin dated August 12, 2010

21.1	List of subsidiaries of the Company. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2009 (File No. 000-51252))

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INVESTMENT MANAGERS INC.

Registrant

Dated: August 13, 2010	/s/ Steven J. Ross
Steven J. Ross
Chief Executive Officer

Dated: August 13, 2010	/s/ Christopher W. Larkin
Christopher W. Larkin
Chief Financial Officer