Form 10-Q
period 2010-09-30
National Investment Managers Inc.
filed 2010-11-15
CIK 770461

 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐        No  ☒
Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Shares	Outstanding at November 8, 2010
Common Stock, $0.001 par value per share	41,476,929 shares

NATIONAL INVESTMENT MANAGERS INC.

INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - September 30, 2010 (unaudited) and December 31, 2009 (audited)	3

Condensed Consolidated Statements of Operations - Nine months ended September 30, 2010 and 2009 (unaudited)	4

Condensed Consolidated Statements of Operations – Three months ended September 30, 2010 and 2009 (unaudited)	5

Condensed Consolidated Statements of Cash Flows - Nine months ended September 30, 2010 and 2009 (unaudited)	6-7

Notes to Condensed Consolidated Interim Financial Statements	8-24

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	25-41

Item 3. Quantitative and Qualitative Disclosures about Market Risks	41

Item 4. Controls and Procedures	42

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	43

Item 1A. Risk Factors	43

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	43

Item 3. Defaults upon Senior Securities	43

Item 4. (Removed and Reserved)	43

Item 5. Other Information	43-44

Item 6. Exhibits	45-60

SIGNATURES	61

PART I. FINANCIAL INFORMATION

ITEM 1. Financial Statements

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Balance Sheets

	(Unaudited)	(Audited)
	September 30, 2010	December 31, 2009
ASSETS
Current assets:
Cash (includes restricted cash of $30,594 and $33,263)	$1,107,737	$274,956
Accounts receivable, net	7,052,423	5,128,127
Prepaid expenses and other current assets	962,381	893,864

Total current assets	9,122,541	6,296,947

Property and equipment, net	1,821,803	1,550,058

Other assets:
Goodwill	28,930,694	28,826,173
Customer lists/relationships, net	22,306,388	24,697,027
Other intangibles, net	2,732,826	4,258,586
Deferred financing costs	827,077	611,838

Total other assets	54,796,985	58,393,624

Total assets	$65,741,329	$66,240,629

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Revolving line of credit	$3,156,000	$2,500,000
Long-term debt, current portion	27,568,098	3,352,743
Accounts payable	1,812,793	1,602,125
Unearned revenue	3,947,451	4,331,108
Accrued expenses and other current liabilities	4,818,322	3,851,586

Total current liabilities	41,302,664	15,637,562

Long-term liabilities:
Long-term debt, less current portion	22,453	23,116,367
Preferred dividends payable	9,297,519	7,849,920
Derivative financial instruments	11,508	1,724,219
Deferred tax liability	4,405,121	5,589,839

Total long-term liabilities	13,736,601	38,280,345

Total liabilities	55,039,265	53,917,907

Commitments and contingencies

Stockholders' equity:
Preferred stock, $.001 par value, 10,000,000 shares authorized; 4,000,000 designated as Series A shares - 2,420,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009 (liquidation preference $2,420,000 as of September 30, 2010 and December 31, 2009); 4,000,000 designated as Series B shares - 3,615,000 shares issued and outstanding as of September 30, 2010 and December 31, 2009 (liquidation preference $7,230,000 as of September 30, 2010 and December 31, 2009); 1,000,000 designated as Series C shares - 633,334 shares issued and outstanding as of September 30, 2010 and 770,834 shares issued  and outstanding as of December 31, 2009 (liquidation preference $7,600,008 as of September 30, 2010 and $9,250,008 as of December 31, 2009); 500,000 designated as Series D shares - 400,987 shares issued and outstanding as of September 30, 2010 and 409,500 shares issued and outstanding as of December 31, 2009 (liquidation preference $8,019,740 as of September 30, 2010 and $8,190,000 as of December 31, 2009); and 60,000 designated as Series E shares - 29,350 shares issued and outstanding as of September 30, 2010 and  December 31, 2009 (liquidation preference $5,870,000 as of September 30, 2010 and December 31, 2009)
	7,099	7,245
Common stock, $.001 par value, 100,000,000 shares authorized, 41,476,929 shares issued and outstanding as of September 30, 2010 and 39,656,669 shares issued and outstanding as of December 31, 2009	41,477	39,657
Additional paid-in capital	35,867,006	35,840,231
Accumulated deficit	(25,213,518)	(23,564,411)

Total stockholders' equity	10,702,064	12,322,722

Total liabilities and stockholders' equity	$65,741,329	$66,240,629

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009

Revenues:	$35,811,942	$37,729,784

Operating expenses
Selling, general and administrative expenses	28,047,304	29,080,526
Depreciation and amortization	4,519,491	5,605,675
Stock-based compensation	28,449	337,030

Total operating expenses	32,595,244	35,023,231

Net operating income (loss)	3,216,698	2,706,553

Other income (expenses):
Change in fair value of derivative financial instruments	1,712,711	207,587
Interest expense	(4,988,074)	(3,345,630)
Debt and other restructuring charges	(1,229,236)	-
Interest, dividend and rental income	17,249	21,162

Total other expense, net	(4,487,350)	(3,116,881)

Net income (loss) before income tax benefit (expense)	(1,270,652)	(410,328)

Income tax benefit (expense)	1,069,144	1,527,826

Net income (loss) before preferred stock dividends	(201,508)	1,117,498

Preferred stock dividends	(1,447,599)	(1,483,200)

Net income (loss) available to common stockholders	$(1,649,107)	$(365,702)

Net income (loss) per common share - basic and diluted	$(0.04)	$(0.01)

Weighted average common shares outstanding - basic and diluted	40,460,000	39,557,000

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009

Revenues:	$14,004,120	$11,009,341

Operating expenses
Selling, general and administrative expenses	9,320,751	9,010,806
Depreciation and amortization	1,416,791	1,847,722
Stock-based compensation	2,815	122,351

Total operating expenses	10,740,357	10,980,879

Net operating income (loss)	3,263,763	28,462

Other income (expenses):
Change in fair value of derivative financial instruments	138	(515,297)
Interest expense	(1,968,358)	(1,163,785)
Debt and other restructuring charges	(540,064)	-
Interest, dividend and rental income	5,797	5,361

Total other expense, net	(2,502,487)	(1,673,721)

Net income (loss) before income tax benefit (expense)	761,276	(1,645,259)

Income tax benefit (expense)	358,128	553,863

Net income (loss) before preferred stock dividends	1,119,404	(1,091,396)

Preferred stock dividends	(467,096)	(494,400)

Net income (loss) available to common stockholders	$652,308	$(1,585,796)

Net income (loss) per common share - basic	$0.02	$(0.04)

Net income (loss) per common share - diluted	$0.02	$(0.04)

Weighted average common shares outstanding - basic	41,477,000	39,557,000

Weighted average common shares outstanding - diluted	72,880,000	39,557,000

See accompanying notes to condensed consolidated interim financial statements.

National Investment Managers Inc. and Subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income (loss) before preferred stock dividends	$(201,508)	$1,117,498
Adjustments to reconcile net income (loss) before preferred stock dividends to net cash provided by (used in) operating activities:
Depreciation and amortization	4,519,491	5,605,675
Change in allowance for doubtful accounts	(35,487)	8,192
Noncash interest	3,569,300	1,370,892
Stock-based compensation	28,449	337,030
Deferred income tax benefit	(1,184,718)	(1,670,792)
Change in fair value of derivative financial instruments	(1,712,711)	(207,587)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable	(1,888,809)	(1,018,963)
Prepaid expenses and other current assets	(68,517)	350,494
Accounts payable	210,668	1,113,080
Unearned revenues	(389,657)	(1,824,889)
Accrued expenses and other current liabilities	155,672	(646,920)
Net cash provided by (used in) operating activities	3,002,173	4,533,710

Cash flows from investing activities:
Purchases of property and equipment	(922,836)	(949,577)
Acquisition of Alaska Pension Services	(26,259)	(36,053)
Acquisition of Lamoriello Entities	-	(50,810)
Acquisition of National Actuarial Pension Services, Inc.	-	(64,318)
Acquisition of the assets of Standard Retirement Services	(171,632)	-
Acquisition of Alan N. Kanter & Associates	(144,200)	(151,063)
Acquisition of REPTECH Corp	-	(180,097)
Acquisition of The Pension Group, Inc.	-	(1,354,680)
Net cash provided by (used in) investing activities	(1,264,927)	(2,786,598)

Cash flows from financing activities:
Proceeds from revolving line of credit and short-term debt	1,156,000	3,043,908
Payments on long-term debt and notes	(1,404,465)	(3,802,081)
Payments on revolving line of credit and short-term debt	(500,000)	(1,075,900)
Payment of deferred financing costs	(156,000)	(50,625)
Net cash provided by (used in) financing activities	(904,465)	(1,884,698)

Net increase (decrease) in cash	832,781	(137,586)

Cash, beginning of period	274,956	531,446

Cash, end of period	$1,107,737	$393,860

Supplemental disclosure of cash flows information:
Cash paid during the period for interest	$1,369,824	$1,933,128

Cash paid during the period for taxes	$116,245	$211,273

Supplemental schedules of noncash investing and financing activites:
Accrued preferred dividends	$1,447,599	$1,483,200

Capitalization of accrued interest on secured term notes	$1,325,686	$286,572

Capitalization of deferred financing costs on secured term notes	$1,442,000	$179,585

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

The following schedule represents cumulative cash paid, notes and common stock issued and liabilities assumed since acquisition date.

		National Actuarial
2006:	Lamoriello Entities	Pension Services

Fair value of assets acquired	$6,656,190	$3,649,469
Cash paid	(3,354,190)	(2,110,069)
Notes issued	-	(700,000)
Common stock issued	(1,500,000)	-
Total liabilities assumed	$1,802,000	$839,400

	Alaska Pension	Alan N. Kanter
2008:	Services, Ltd.	& Associates, Inc.

Fair value of assets acquired	$1,689,702	$2,741,941
Cash paid	(962,020)	(2,237,976)
Due to sellers	-	-
Notes issued	(220,000)	-
Common stock issued	(220,000)	-
Total liabilities assumed	$287,682	$503,965

		The Pension
2008:	REPTECH Corp.	Group, Inc.

Fair value of assets acquired	$5,001,218	$6,315,702
Cash paid	(2,036,652)	(3,636,807)
Notes issued	(922,656)	(617,500)
Common stock issued	(715,104)	(467,500)
Total liabilities assumed	$1,326,806	$1,593,895

	Standard
2009:	Retirement Services

Fair value of assets acquired	$537,000
Cash paid	(240,284)
Accrued obligations	(296,716)
Total liabilities assumed	$-

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

The operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results to be expected for the full year ending December 31, 2010.

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

Note 2. Background and Liquidity

The Company is in the principal business of acquiring and managing operating entities that offer a full array of pension plan administration services, including but not limited to plan design, consulting, installation, ongoing annual administration and pension actuarial services, financial and investment advisory services and sale of various insurance products to small and medium sized businesses and high-net worth individuals in the United States. As of September 30, 2010, the Company owned 22 operating units in fourteen states. The Company’s headquarters is located in Dublin, Ohio.

At September 30, 2010 and December 31, 2009, the Company's working capital deficit was approximately $32.2 million and $9.3 million, respectively and its accumulated deficit was approximately $25.2 million and $23.6 million, respectively. Further, for the nine months ended September 30, 2010 and September 30, 2009, the Company's net income (loss) before preferred stock dividends was approximately ($0.2) million and $1.1 million, respectively and its cash flows from operations were approximately $3.0 million and $4.5 million, respectively.

Through its senior lending arrangements, the Company has access to a Revolving Line of Credit of up to $2.0 million, which was temporarily increased to $2.5 million through December 31, 2009 and further extended through February 28, 2010, to supplement its cash generated from operations. Effective April 26, 2010, the maximum principal amount available under the Revolving Line of Credit was increased to $4.0 million as a result of an amendment to its current senior lending arrangement as discussed in the Debt Amendments section of Note 5. At September 30, 2010 and December 31, 2009, the Company had $3.2 million and $2.5 million, respectively, of principal outstanding under this arrangement.

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

Note 5. Long-term Debt and Derivative Liabilities

Long-term debt activity for the nine months ended September 30, 2010 consisted of the following:

	(Audited)				(Unaudited)
	Balances at	Add:	Less:	Add:	Balances at
	December 31, 2009	New Debt	Payments	Amortization	September 30, 2010
Senior Term Note	$12,000,000		(1,000,000)		$11,000,000
Subordinated Sr Note	12,992,542	1,575,686			14,568,228
Seller notes	2,868,489		(384,461)		2,484,028
Capitalized leases	62,254		(20,003)		42,251
	27,923,285				28,094,507
Less: unamortized debt discount	(1,454,175)			950,219	(503,956)
	26,469,110				27,590,551
Less: current portion	(3,352,743)				(27,568,098)
	$23,116,367				$22,453

New debt on the Subordinated Senior Note includes noncash interest of $1,305,292 and a modification fee of principal and interest of $270,394 as discussed further in the Debt Amendments section of this Note 5.

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

As of September 30, 2010, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $3.2 million and $11.0 million, respectively and the interest rate was 9.25% and 4.76%, respectively. As of December 31, 2009, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $2.5 million and $12.0 million, respectively and the interest rate was 4.73%.

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

As of September 30, 2010 and December 31, 2009, approximately $14.3 million and $13.0 million, respectively, were outstanding under the Subordinated Senior Agreement.

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

As of September 30, 2010, the Company continued to be out of compliance with certain restrictive covenants in the Waiver and Amendment Agreements. Under the amendments noted above, the Senior and Woodside Subordinated Senior Lenders agreed to continue to forbear from exercising their rights and remedies for identified events of default and anticipated events of default during the forbearance period subject to certain terms and conditions.

The tabular presentation sets forth the Company’s most restrictive covenants for the trailing twelve month periods as amended by quarter for 2009 and 2010.

($ in millions)	Amended
	2009						2010
	Q1	Q2	Q3		Q4		Q1		Q2		Q3
Minimum Adjusted EBITDA (1)
Actual	$8.80	$9.64	$8.78	*	$8.88	**	$8.52	**	$5.34	**	$8.07	**
Covenant	$8.40	$9.00	$9.05		$10.10		$10.70		$11.15		$11.15

Maximum Leverage Ratio (2)
Actual	3.11	3.05	3.48	*	3.42	**	3.48	**	5.76	**	3.87	**
Covenant	3.25	3.25	3.25		2.75		2.60		2.50		2.50

Minimum Fixed Charge Coverage Ratio (3)
Actual	1.12	1.02	0.95	*	1.16	**	0.32	**	0.17	**	0.28	**
Covenant	1.05	1.00	1.00		1.20		1.25		1.25		1.25

Minimum Interest Coverage Ratio (4)
Actual	3.09	3.27	2.93		2.94		2.70		1.63	**	2.34	**
Covenant	2.25	2.25	2.25		2.50		2.50		2.50		2.50

Maximum Ratio of Total Funded Debt to Net Worth (5)
Actual	1.45	1.21	1.17		1.18		1.15		1.18		1.12
Covenant	2.00	2.00	2.00		2.00		2.00		2.00		2.00

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

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Following is a reconciliation of Minimum Adjusted EBITDA to net loss available to common stockholders:

Period Ended
September 30, 2010

Minimum Adjusted EBITDA for the trailing twelve months	$8,072,612

Depreciation and amortization	(8,948,659)

Stock based compensation	(124,546)

Change in fair value of derivative financial instruments	2,291,769

Contractually specific charges to goodwill	178,501

Interest expense	(3,451,409)

Debt and other restructuring charges	(1,289,236)

Income tax expenses	(157,294)

Deferred income tax benefit	1,633,001

Preferred stock dividends	(1,941,999)

Fourth quarter 2009 net loss available to common stockholders	2,088,153

Net loss available to common stockholders	$(1,649,107)

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

In return, the Company agreed as part of the Senior Loan Amendment that, among other things, the Senior Lender may terminate the Senior Loan Amendment during the Forbearance Period if the Company does not (i) meet specified cash flow tests of its cash receipts and disbursements measured weekly on a rolling six week and forbearance period-to-date basis, as defined in the amendment and (ii) maintain a specified minimum cash and available Revolving Line of Credit balance of $500,000. As of September 30, 2010, the Company met the above cash covenants as indicated in the following table:

Cash Flow Test	Covenant	Range of Results

Cash Receipts	greater than 80%	94.3% - 138.3%

Cash Disbursements	less than 110%	94.5% - 105.9%

Minimum Cash Availability	greater than $500,000	$1.6 million - $2.8 million

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The Company agreed to pay the Senior Lender an amendment fee (“Amendment Fee”) of $250,000, of which $50,000 was to be paid on the amendment date with the remainder to be paid in $25,000 monthly installments beginning May 31, 2010 and ending December 31, 2010.  The Company also agreed to pay the Senior Lender a monthly fee (“Monitoring Fee”) of $2,000 per month throughout the duration of the Forbearance Period and reimburse the Senior Lender for any legal fees in connection with the Senior Loan Amendment. As of September 30, 2010, the company paid $150,000 of the Amendment Fee and $6,000 in Monitoring Fees.

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

On March 22, 2010, the Company engaged a financial advisor to assist in exploring, evaluating and implementing one or more strategic alternatives for the recapitalization of the Company (“Recapitalization Initiative”), including refinancing its current debt, raising capital, and/or sale of the Company to a third party. The Senior Lender may terminate the Forbearance Period if, in the Senior Lender’s reasonable judgment, the Company has not made adequate progress toward a reasonably satisfactory Recapitalization Initiative by July 15, 2010 or any date thereafter. The Company paid the financial advisor $60,000 upon the execution of an amendment to the loan agreements with Senior and Woodside Subordinated Senior Lenders and agreed to pay a monthly service fee of $30,000. In the event of a sale to a third party, the Company will pay the financial advisor a transaction fee of $950,000. In the case of a refinancing, the Company will pay the financial advisor a fee equal to (i) 1.5% of the total amount of senior debt raised, plus (ii) 3.0% of the total amount of any one-stop debt raised, plus (iii) 4.0% of the total amount of junior debt raised. On August 1, 2010, the Company amended the agreement with the financial advisor to replace the fixed monthly service fee with an hourly rate.

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

The Subordinated Senior Note continues to bear interest at 18%; however, only 6% is due and payable on a monthly basis and 12% is compounded monthly and added to the principal amount of the Subordinated Senior Note. The Company agreed to pay the Woodside Subordinated Senior Lenders a fee (“Modification Fee”) of $250,000, which is to be paid on the earlier of January 31, 2011, a capitalization transaction, or an event of default. The Modification Fee shall constitute an additional debt obligation and accrues interest at 18% per annum, compounded monthly, payable at the date the Modification Fee is due. As of September 30, 2010, $270,394 was outstanding under the Modification Fee agreement.

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

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

On March 22, 2010, the Company engaged a financial advisor to assist in exploring, evaluating and implementing one or more strategic alternatives for the recapitalization of the Company (“Recapitalization Initiative”), including refinancing its current debt, raising capital, and/or sale of the Company to a third party. The Woodside Subordinated Senior Lenders may terminate the Forbearance Period if, in the Woodside Subordinated Senior Lenders’ reasonable judgment, the Company has not made satisfactory progress toward a Recapitalization Initiative by July 15, 2010 or any date thereafter. The Company has agreed to pay the financial advisor as discussed above.

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

On November 5, 2010, December 3, 2010, and January 7, 2011, if the Company’s net cumulative cash position exceeds the specified minimum cash balance, as outlined in the Subordinated Senior Amendment, by more than $500,000, the Company is required to pay that excess cash balance against the Converted Interest. On November 5, 2010, the Company paid $353,840, which represented the Converted Interest for the months of June through October 2010.

Seller Financing
In connection with the Company’s acquisition strategy, part of the purchase price is paid through seller financed instruments. As of September 30, 2010, total funds due to former owners were $2,484,028, all of which is due in the next twelve months. Seller financed instruments bear interest at 6% to 8% per annum. All seller financed instruments are uncollateralized. Under the terms of the Senior Loan Amendment and the Subordinated Senior Amendment, any subordinated payments, including seller financing, are not to be paid during the forbearance period unless otherwise approved by the Senior Lender and Woodside Subordinated Senior Lenders. The Company amended and restructured certain unpaid seller notes as indicated below.

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

On September 29, 2009, the Company executed Amendment No. 1 to the TPA Restructured Note Agreement with the sellers of TPA under which the sellers of TPA agreed to replace the remaining monthly principal installments of $93,056 plus accrued interest under the TPA Restructured Note Agreement, dated February 24, 2009, with a single principal payment of $558,333 on March 1, 2010 plus interest accrued from August 31, 2009. The Senior Lender and Woodside Subordinated Senior Lenders have not authorized payment of the principal or accrued interest on this note as of November 15, 2010.

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

On September 28, 2009, the Company executed Amendment No. 1 to the CIAS Restructured Note Agreement with the sellers of CIAS under which the sellers of CIAS agreed to replace the remaining monthly installment payments under the CIAS Restructured Note Agreement, dated March 16, 2009, with installment payments to be made in six monthly principal only installments of $70,000 beginning on April 15, 2010 and ending September 15, 2010, and three monthly principal installments of $130,000, plus all accrued interest, less any adjustments to the promissory notes under the CIAS agreement dated April 3, 2008, beginning on October 15, 2010 and ending December 15, 2010. The Senior Lender and Woodside Subordinated Senior Lenders have not authorized payment of the principal or accrued interest on these notes as of September 30, 2010.

On October 13, 2010, the Company executed Amendment No. 2 to the CIAS Restructured Note Agreement dated March 16, 2009, with the sellers of CIAS under which the sellers of CIAS agreed to reduce the remaining outstanding principal to $580,000 as a result of not achieving certain revenue targets as noted in the original stock purchase agreement dated April 3, 2008. The remaining outstanding principal will be paid in six monthly principal installments of $96,667, plus accrued interest, beginning on February 15, 2011 and ending July 15, 2011.

On March 24, 2009, the Company executed two promissory notes each for $75,000 payable to two of the sellers of The Pension Group, Inc. (“TPG”) in lieu of full payment of their portion of a cash payment of $467,500, prior to any adjustments, due at March 26, 2009 under the TPG purchase agreement (“TPG Agreement”) dated November 26, 2008. The notes plus interest accrued at 8% per annum were paid in full on June 26, 2009.

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

Pursuant to the Derivatives and Hedging Topic of FASB ASC, the 2005 Warrant, the 2005 Option and the New Warrant (collectively, “Laurus Derivative Financial Instruments”), meet the requirements of and are accounted for as a liability since they contain registration rights and the agreement is silent on how the contract would be settled and thus assumes net-cash settlement in the event that the Company is unable to deliver registered shares. The initial value of the Laurus Derivative Financial Instruments was treated as a discount to their corresponding notes and recorded as a liability. The Company calculated the initial value of the Laurus Derivative Financial Instruments on the closing date of the transactions as being $1,578,159. The value of the Laurus Derivative Financial Instruments was determined using a Black-Scholes option pricing model with the following assumptions: expected term - 3-8 years, volatility - 25%, risk free rate - 4%, and zero dividend yield. Using the Black-Scholes option-pricing method, the value of the Laurus Derivative Financial Instruments are reassessed at each balance sheet date and marked to market as a derivative gain or loss until exercised or expiration. Upon exercising the Laurus Derivative Financial Instruments, the related liability is removed by recording an adjustment to additional paid-in-capital. At September 30, 2010 and December 31, 2009, the Laurus Derivative Financial Instruments have a value of $11,508 and $88,898, respectively.

Note 6. Stockholders’ Equity

Series C Preferred Stock Conversion
On June 18, 2010, a holder of 137,500 shares of Series C Convertible Preferred Stock converted such shares into 1,650,000 shares of common stock.

Series D Preferred Stock Conversion
On January 4, 2010, a holder of 8,513 shares of Series D Convertible Preferred Stock converted such shares into 170,260 shares of common stock.

Common Stock and Stock Options
On April 14, 2009, the Company issued a Stock Option Agreement to the President and COO granting him the option to purchase 600,000 shares of restricted common stock of the Company at a price of $0.20 per share as part of his April 14, 2009 employment agreement. These options may be exercised only if authorized shares are available.

On April 15, 2009, the Company issued a Stock Option Agreement to the Chief Financial Officer granting him the option to purchase 250,000 shares of restricted common stock of the Company at a price of $0.20 per share as part of his April 15, 2009 employment agreement. These options may be exercised only if authorized shares are available.

On July 8, 2009, the Company issued Stock Option Agreements to various members of management and staff granting them the option to purchase shares of restricted common stock of the Company at a price of $0.20 per share, of which, 600,000 were granted to the Chief Executive Officer.  These options may be exercised only if authorized shares are available.

On December 31, 2009, the Company issued 100,000 shares of restricted common stock to the Chief Executive Officer as part of his November 30, 2007 employment agreement.

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 7. Stock-Based Compensation

The Company complies with the fair value recognition provisions of the Compensation and Equity Topics of FASB ASC which requires compensation cost for all stock awards be calculated and recognized over the service period (generally equal to the vesting period). This compensation cost is determined using option pricing models intended to estimate the fair value of the awards at the grant date. An offsetting increase to stockholders' equity is recorded equal to the amount of the compensation expense charge. The fair value of issued stock options and warrants are estimated on the date of grant using the Black-Scholes option-pricing model including the following assumptions: expected volatility range of 25.0% to 60.0%, expected dividend yield rate of 0%, expected life over the term, generally, 5 or 7 years, and a range of risk-free interest rates of 1.55% to 4.19% which coincides with the expected life of the options and warrants at the time of issuance. During the nine month periods ended September 30, 2010 and September 30, 2009, the Company recorded stock-based compensation of $28,449 and $337,030, respectively. During the three month periods ended September 30, 2010 and September 30, 2009, the Company recorded stock-based compensation of $2,815 and $122,351, respectively. There was no cash flow effect resulting from these arrangements.

The following is a summary of all option activity through September 30, 2010:
			Weighted
			Average
	Number of		Remaining	Aggregate
	Shares	Weighted	Term	Instrinsic
	Outstanding	Avg. Price	(in years)	Value

Outstanding, January 1, 2009	4,488,463	$0.81	3.07	$-
Granted	2,502,000	$0.20
Exercised	-	$-
Forfeited	(1,120,500)	$0.90
Expired	(25,000)	$1.00
Outstanding, January 1, 2010	5,844,963	$0.53	3.13	$-
Granted	-	$-
Exercised	-	$-
Forfeited	(450,000)	$0.20
Expired	(60,500)	$1.50
Outstanding, September 30, 2010	5,334,463	$0.55	2.31	$-

Exercisable, September 30, 2010	5,134,463	$0.56	2.26	$-

The Company settles stock option exercises with newly issued shares of common stock. For the periods ended September 30, 2010 and September 30, 2009, respectively, total compensation cost not yet recognized for non-vested awards of $2,815 and $112,361 have a weighted average period of 0.25 years and 0.48 years over which compensation expense is expected to be recognized.

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

Unexercised stock options and warrants to purchase common stock and preferred stock convertible into common stock as of September 30, 2010 and 2009, respectively, are as follows:
	September 30, 2010	September 30, 2009

Options and warrants	15,073,794	28,470,019
Preferred stock	31,139,748	32,960,008
	46,213,542	61,430,027

For the periods ended September 30, 2010 and September 30, 2009, respectively, options and warrants include non-vested shares of 200,000 and 1,540,000.

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The foregoing common stock equivalents were excluded from the calculation of diluted net loss per common share for the nine months ended September 30, 2010 and all options and warrants with an exercise price greater than $0.03 per share were excluded from diluted net income per common share for the three months ended September 30, 2010, as well as, all common stock equivalents were excluded from the calculation of diluted net loss per common share for the nine months ended September 30, 2009 and three months ended September 30, 2009, respectively, since their inclusion would be anti-dilutive.

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

In accordance with the guidance of the Income Taxes Topic of the FASB ASC, there were no unrecognized tax benefits as of September 30, 2010 and 2009. This guidance prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not sustainable upon examination by taxing authorities. The Company recognizes accrued interest and penalties related to unrecognized tax expense or benefits as income tax expense. No amounts were accrued for the payment of interest and penalties at September 30, 2010 and 2009. Management is currently unaware of any issues under review that could result in significant payments, accruals or material deviations from its position. The adoption of the provisions of this guidance did not have a material impact on the Company's condensed consolidated interim financial position, results of operations and cash flows.

The Company may be subject to potential examination by U.S. federal, U.S. states or foreign jurisdiction authorities in the areas of income taxes. These potential examinations may include questioning the timing and amount of deductions, the nexus of income among various tax jurisdictions and compliance with U.S. federal, U.S. state and foreign tax laws. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

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

A financial instrument’s categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement in its entirety requires judgment and considers factors specific to the liability. The liabilities measured at fair value on a recurring basis as of September 30, 2010 are as follows:

Fair Value at Reporting Date Using
Quoted Price in
		Active Markets	Significant Other	Significant
		for Indentical	Observable	Unobservable
		Assets	Inputs	Inputs
Description	September 30, 2010	(Level 1)	(Level 2)	(Level 3)

Derivative financial instruments	$11,508	$-	$-	$11,508

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Reconciliation of liabilities measured at fair value on a recurring basis using significant unobservable inputs as of September 30, 2010 is as follows:

Fair Value
Measurments
Using Significant
Unobservable
Inputs
(Level 3)

Beginning balance - January 1, 2010	$1,724,219
Total (gains) losses (realized/unrealized)
Included in earnings (or changes in net liabilities)	(1,712,711)

Ending balance - September 30, 2010	$11,508

The amount of total (gains) losses for the period included in earnings (or changes in net liabilities) attributable to the change in unrealized (gains) losses relating to assets still held at the reporting date	$(1,712,711)

The derivative liability measured at fair value of $11,508 consists of stock options and warrants. The fair value assessment of 2,159,331 options and warrants equaling $11,508 are valued using the Black-Scholes option-pricing model based on assumptions for expected volatility, expected dividend yield rate, expected life, and risk-free interest rates.

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

The acquisitions completed by the Company in 2009 are discussed below:

Standard Retirement Services, Inc.
On October 28, 2009, the Company entered into an asset purchase agreement (“Standard Agreement”) to purchase certain assets of Standard Retirement Services, Inc (“Standard”). The final purchase price will be determined based on retention rates as of February 28, 2011 and annual revenues of the acquired assets. The Company paid $68,653 in cash at closing, which represented 10% of the purchase price. An additional 25% of the purchase price totaling $171,631 was paid on August 16, 2010, and the final 65% of the purchase price is due on March 15, 2011, less any adjustments in accordance with the Standard Agreement. The Company has accrued $296,716 as an estimate for settling the remaining contingent payment.

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

The total purchase price for the acquisition of Standard was estimated to be about $537,000. It is being accounted for under the acquisition method of accounting in accordance with the Business Combinations Topic of the FASB ASC and is allocated as indicated:

Standard
Assets acquired:
Customer lists/relationships	$537,000
537,000

Liabilities assumed	-

Net purchase price	$537,000

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

Note 12. Unaudited Pro forma Interim Financial Information – Nine and three months ended September 30, 2010 and 2009

The following unaudited pro forma information gives effect to the asset acquisitions of Standard Retirement Services, Inc. and Custom K, Inc. as if the acquisitions all took place on January 1, 2009. The Pro forma information does not necessarily reflect the results of operations that would have occurred had the entities been a single company during the periods presented.

	(Unaudited)	(Unaudited)
	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009

Revenues	$35,811,942	$38,495,021

Net income (loss) available to common stockholders	$(1,649,107)	$331,714

Net income (loss) per common stock - basic	$(0.04)	$0.01

Net income (loss) per common stock - diluted	$(0.04)	$0.01

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended
	September 30, 2010	September 30, 2009

Revenues	$14,004,120	$11,264,420

Net income (loss) available to common stockholders	$652,308	$(1,353,326)

Net income (loss) per common stock - basic	$0.02	$(0.03)

Net income (loss) per common stock - diluted	$0.02	$(0.03)
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

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 14. Related Party Transactions

On November 6, 2008, the Company entered into a two year Management Agreement beginning October 1, 2008 with Nicholas J. Lamoriello and Stephen R. Zito (“Managers”) under which the Managers will provide business management services for three wholly-owned subsidiaries of the Company for a 24 month period. In exchange for the business management services, the Company will pay the Managers a management fee of $30,000 per month, plus out of pocket expenses while providing services to the Company. Both Nicholas J. Lamoriello and Stephen R. Zito are shareholders of the Company. While the agreement has expired, the parties have agreed to maintain the current terms of the agreement during the negotiation period.

LAMCO Advisory Services, Inc. is the investment advisor on the Company’s 401(k) retirement plan and owned by Nicholas J. Lamoriello, a shareholder of the Company. The Company paid approximately $18,000 and $12,000 in advisor fees to LAMCO Advisory Service, Inc. as of September 30, 2010 and September 30, 2009, respectively.

Renee Conner and William Renninger, former owners and former employees of TPA and current shareholders of the Company, collectively own 100% of Conner Management Group, LLC (“CMG”). TPA is a lessee under an office lease agreement with CMG and paid approximately $104,000 and $99,000 in rent to CMG as of September 30, 2010 and September 30, 2009, respectively, which approximates fair market value. This lease agreement subsequently terminated on October 31, 2010.

Stephen H. Rosen, former owner of Stephen H. Rosen & Associates, Inc. (“SHRA”) and current employee of the Company, owns an interest in 89 Haddon Avenue Associates, L.L.C. (“HAA”). SHRA is a lessee under an office lease agreement with HAA and paid approximately $129,000 and $126,000 in rent to HAA as of September 30, 2010 and September 30, 2009, respectively, which approximates fair market value.

Michael Callahan, former owner of Pentec and PCM and current employee and shareholder of the Company, owns 100% of MJM MILESTONE, LLC (“MJM”). Pentec and PCM are lessees under an office lease agreement with MJM and paid approximately $77,000 and $69,000 in rent to MJM as of September 30, 2010 and September 30, 2009, respectively, which approximates fair market value.

Note 15. Employment Agreements

On November 30, 2007, the Company entered into a new employment agreement with Steven J. Ross, the Company's CEO. The agreement provides for a term through December 31, 2009, which is automatically renewable for a period of one year unless either party provides the other with notice 30 days prior to the end of the term that the term shall not be extended. The employment agreement was extended through December 31, 2010 under the existing terms. Mr. Ross is entitled to the following compensation pursuant to the employment agreement:

•	Annual compensation in the amount of $475,000;

•	A bonus of 50% of his base salary in year one and 65% of his base salary in all subsequent years if certain targets set by the Board of Directors are satisfied;

•	700,000 shares of common stock issued on January 2, 2008, 100,000 shares of common stock issued on December 31, 2008 and 100,000 shares of common stock issued on December 31, 2009;

•	An option to receive 800,000 shares of common stock at an exercise price of $0.65 per share vesting half on December 31, 2008 and half on December 31, 2009; and

•	A housing and office allowance of $5,000 per month.

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

National Investment Managers Inc. and Subsidiaries
Notes to Condensed Consolidated Interim Financial Statements
(Unaudited)

Note 16. Contingencies

Coghill Capital Management LLC (“CCM”) filed a complaint on June 1, 2010 in the Supreme Court of the State of New York alleging that the Company failed to file a registration statement with the Securities and Exchange Commission (“SEC”) registering the potential resale of common shares issuable upon conversion of its preferred shares, under the terms of a subscription agreement between the Company and CCM (“Subscription Agreement”). CCM also made additional claims related to the Subscription Agreement, including breach of contract and conversion. CCM is seeking total damages of $1.8 million. The Company intends to defend the claims vigorously based on a number of defenses. Regardless of the outcome, the litigation could have a material adverse impact on the Company’s financial results because of defense costs, diversion of management’s attention and resources, and other factors, however, a range of loss can not be determined at this time.

On August 16, 2010, Orthopaedic Specialty Group, P.C. (“OSG”), the Orthopaedic Specialty Group, P.C. 401(k) Pension Plan (the "OSG Plan") and the trustees of the OSG Plan filed a lawsuit in the Connecticut Superior Court against the Company's wholly-owned subsidiary, Pentec, Inc., and a corporate officer of Pentec, alleging negligence and breach of contract. The trustees had invested assets of the OSG Plan directly with Bernard Madoff and the OSG Plan claims to have lost all of those assets. Plaintiffs allege that the principal amount of the investments totaled approximately $10.1 million and Mr. Madoff had shown investment returns on those investments for a total loss of approximately $34 million. Among other items, Plaintiffs allege that Pentec should have notified OSG, the OSG Plan and its fiduciaries that they could structure the OSG Plan to permit participant directed investments, which they allege would have reduced the trustee’s fiduciary liability to the OSG plan participants. Plaintiffs also allege that Pentec should have advised the trustees to obtain fiduciary liability insurance coverage. The Company believes that Pentec had no duty (whether under law, contract, or industry practice) to advise OSG, the OSG Plan or the trustees that they could limit liability by creating a participant directed plan or that they should obtain fiduciary insurance coverage. Further, Pentec’s service agreement with OSG limited the services to be performed by Pentec as administrative in nature, and specifically excludes the provision of legal, accounting, or investment related services. The Company has engaged outside counsel to defend these claims and believes they are without merit.

Note 17. Other

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

Note 18. Subsequent Events

Execution of Amendment to Seller Notes
On October 13, 2010, the Company executed Amendment No. 2 to the CIAS Restructured Note Agreement dated March 16, 2009, with the sellers of CIAS. The terms of the amendment are discussed in the Seller Financing section of Note 5.

Execution of Non-binding Letter of Intent
On November 4, 2010, the Company entered into a non-binding letter of intent with exclusivity for the sale of the Company to Stonehenge Partners, Inc. for $48 million, subject to a negotiated net working capital target.  Completion of the sale is subject to certain conditions, including negotiation and execution of a mutually satisfactory definitive acquisition agreement, completion of financing arrangements and due diligence by the buyer, and requisite Senior and Subordinated Senior Lenders and Company shareholder approvals.  There can be no assurance that the transaction will be completed as specified in the letter of intent, however, assuming all conditions are satisfied, the Company would expect to complete the transaction in early 2011.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis summarizes the significant factors affecting our condensed consolidated interim results of operations, financial condition and liquidity position for the nine months ended September 30, 2010. This discussion and analysis should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K for our year-ended December 31, 2009 and the condensed consolidated unaudited interim financial statements and related notes included elsewhere in this filing. The following discussion and analysis contains forward-looking statements that reflect our plans, estimates and beliefs. Actual results could differ materially from those discussed in the forward-looking statements.

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

Overview
The Company is in the principal business of acquiring and managing operating entities that offer administration services of retirement plans, financial and investment advisory services and sale of various insurance products to small and medium sized businesses and high-net worth individuals in the United States of America. As of September 30, 2010, the Company owned 22 operating units in fourteen states. The wholly-owned subsidiaries are based in Lake Mary, FL; North Attleboro, MA; Haddonfield, NJ; Yorktown Heights, NY; New York, NY; Beaverton, OR; Horsham, PA; Wayne, PA; Warwick, RI; Houston, TX; Marina Del Rey, CA; Seattle, WA; Harrisburg, PA; Southington, CT; Pikesville, MD; Anchorage, AK; Denver, CO and Laguna Hills, CA. The Company’s corporate headquarters is located in Dublin, Ohio.

Results of Operations

Nine Month Period Ended September 30, 2010 Compared to September 30, 2009

	(Unaudited)		(Unaudited)
	Nine Months Ended	% of	Nine Months Ended	% of	$ Change	% Change
	September 30, 2010	Revenues	September 30, 2009	Revenues	2010 to 2009	2010 to 2009

Revenues	$35,811,942	100.0%	$37,729,784	100.0%	$(1,917,842)	-5.1%

Operating expenses:
Selling, general and administrative expenses	28,047,304	78.3%	29,080,526	77.0%	(1,033,222)	-3.6%
Depreciation and amortization	4,519,491	12.6%	5,605,675	14.9%	(1,086,184)	-19.4%
Stock-based compensation	28,449	0.1%	337,030	0.9%	(308,581)	-91.6%

Total operating expenses	32,595,244	91.0%	35,023,231	92.8%	(2,427,987)	-6.9%

Net operating income (loss)	3,216,698	9.0%	2,706,553	7.2%	510,145	18.8%

Other income (expenses):
Change in fair value of derivative financial instruments	1,712,711	4.8%	207,587	0.6%	1,505,124	725.1%
Interest expense	(4,988,074)	-14.0%	(3,345,630)	-8.9%	(1,642,444)	49.1%
Debt and other restructuring charges	(1,229,236)	-3.4%	-	0.0%	(1,229,236)
Interest, dividend and rental income	17,249	0.0%	21,162	0.1%	(3,913)	-18.5%

Total other expense, net	(4,487,350)	-12.6%	(3,116,881)	-8.2%	(1,370,469)	-18.5%

Net income (loss) before income tax benefit (expense)	(1,270,652)	-3.6%	(410,328)	-1.0%	(860,324)	44.0%

Income tax benefit (expense)	1,069,144	3.0%	1,527,826	4.0%	(458,682)	209.7%

Net income (loss) before preferred stock dividends	(201,508)	-0.6%	1,117,498	3.0%	(1,319,006)	-30.0%

Preferred stock dividends	(1,447,599)		(1,483,200)

Net income (loss) available to common stockholders	$(1,649,107)		$(365,702)

Revenues for the nine months ended September 30, 2010 decreased $1,917,842 to $35,811,942 compared to the nine months ended September 30, 2009. The decrease in revenues was due primarily to a decrease in revenue of $2,144,110 at our third party administration subsidiaries offset by an increase in revenue of $226,268 generated by the subsidiaries that provide financial planning, investment advisory and insurance products. Retirement plans are restated pursuant to The Economic Growth and Tax Relief Reconciliation Act (“EGTRRA”), an Internal Revenue Service cycle that generally requires restatement of retirement plan documents every six years. The decrease in revenue from our third party administration subsidiaries was the result of a decrease in these retirement plan document restatement fees of approximately $3,118,000 as the restatement cycle for defined contribution retirement plans came to an end on April 30, 2010. The decrease was partially offset by EGTRRA restatement fees on defined benefit retirement plans that began in the third quarter of 2010. The revenue for the nine month period ended September 30, 2010, was generated from three sources; third party administration, $32,899,456; financial planning and investment advisory fees, $2,530,067; and insurance commissions, $382,419. The revenue for the nine month period ended September 30, 2009, was generated from three sources; third party administration, $35,043,566; financial planning and investment advisory fees, $2,351,078; and insurance commissions, $335,140.

Operating expenses for the nine months ended September 30, 2010 decreased $2,427,987 to $32,595,244 over the prior year's comparable nine month period. As a percentage of revenue, operating expenses decreased to 91.0% for the nine months ended September 30, 2010 as compared to 92.8% for the nine months ended September 30, 2009.

Selling, general and administrative expenses for the nine months ended September 30, 2010 decreased $1,033,222 to $28,047,304 over the prior year's comparable nine month period. The decrease was the result of the Company’s efforts to enhance operating efficiencies and reduce operating costs.

The September 30, 2010 and 2009 selling, general and administrative expenses consisted of the following:

	(Unaudited)	(Unaudited)
	Nine Months Ended	Nine Months Ended	$ Change 2010
	September 30, 2010	September 30, 2009	to 2009

Selling, general and administrative expenses:
Salaries and related payroll costs	$18,792,900	$19,816,837	$(1,023,937)
Rent and utilities	2,371,654	2,411,815	(40,161)
Professional fees	1,837,812	1,934,032	(96,220)
Office expenses	1,404,518	1,505,258	(100,740)
Insurance expense	1,457,812	1,526,044	(68,232)
Computer related expense	574,223	507,057	67,166
Bad debt expense	232,606	73,352	159,254
Travel and entertainment	326,523	285,940	40,583
Commission expense	244,864	192,460	52,404
Miscellaneous other expenses	804,392	827,731	(23,339)
Total selling, general and administrative expenses	$28,047,304	$29,080,526	$(1,033,222)

As a percentage of revenue, selling, general and administrative expenses increased to 78.3% for the nine months ended September 30, 2010 as compared to 77.0% for the nine months ended September 30, 2009.

Depreciation and amortization for the nine months ended September 30, 2010 decreased $1,086,184 to $4,519,491 over the prior year's comparable nine month period primarily due to intangible assets from prior years’ acquisitions becoming fully amortized. As a percentage of revenue, depreciation and amortization decreased to 12.6% for the nine months ended September 30, 2010 as compared to 14.9% for the nine months ended September 30, 2009.

Stock-based compensation for the nine months ended September 30, 2010 decreased $308,581 to $28,449 over the prior year's comparable nine month period due primarily to 800,000 stock options issued in 2007 to the Chief Executive Officer as part of his November 30, 2007 employment agreement which were still vesting and thus being expensed through third quarter 2009, 200,000 stock options issued in 2008 to the President and Chief Operating Office as part of his April 2008 employment agreement, which became fully vested and expensed in first quarter 2009, as well as, 300,000 stock options issued in 2009 to the President and Chief Operating Officer as part of his April 2009 employment agreement and 150,000 stock options issued in 2009 to the Chief Financial Officer as part of his April 2009 employment agreement, both of which were fully expensed when issued in second quarter 2009. Additionally, 930,000 stock options, 465,000 of which were expensed immediately upon issuance, were issued in the third quarter of 2009 to various members of management and staff, of which 600,000 were granted to the Chief Executive Officer.  As a percentage of revenue, stock based compensation decreased to 0.1% for the nine months ended September 30, 2010 as compared to 0.9% for the nine months ended September 30, 2009.

Net other expense was $4,487,350 for the nine months ended September 30, 2010 as compared to $3,116,881 for the nine months ended September 30, 2009. The increase was due primarily to an increase in interest expense of $1,642,444, an increase in debt and other restructuring charges of $1,229,236 and a decrease in interest and rental income of $3,913, offset by an increase in the change of the fair value of the derivative financial instruments of $1,505,124. The change in the fair value of derivative financial instruments increased as a result of the Woodside Subordinated Senior Lenders agreeing to surrender the Subordinated Senior Warrants and relinquish their rights to the Fee Agreement. Interest expense increased as a result of an increase in amortization of debt discount resulting from the use of the effective interest rate method of amortization, additional borrowings plus an increase in the borrowing rate on the Revolving Line of Credit and additional borrowings on the Subordinated Senior Term Note resulting from the capitalization of interest plus a 3% increase in the borrowing rate on the Subordinated Senior Term Note from failing debt covenants at September 30, 2009. Debt and other restructuring charges increased as a result of fees incurred by the Company for failing debt covenants at September 30, 2009 and the resulting forbearance agreements.

Preferred stock dividends were $1,447,599 for the nine months ended September 30, 2010 as compared to $1,483,200 for the nine months ended September 30, 2009. The decrease was due to a conversion of 8,513 shares of Series D Convertible Preferred Stock into 170,260 shares of common stock during the first quarter of 2010 and a conversion of 137,500 shares of Series C Convertible Preferred Stock into 1,650,000 shares of common stock during the second quarter of 2010.

Three Month Period Ended September 30, 2010 Compared to September 30, 2009

	(Unaudited)		(Unaudited)
	Three Months Ended	% of	Three Months Ended	% of	$ Change	% Change
	September 30, 2010	Revenues	September 30, 2009	Revenues	2010 to 2009	2010 to 2009

Revenues	$14,004,120	100.0%	$11,009,341	100.0%	$2,994,779	27.2%

Operating expenses:
Selling, general and administrative expenses	9,320,751	66.6%	9,010,806	81.8%	309,945	3.4%
Depreciation and amortization	1,416,791	10.1%	1,847,722	16.8%	(430,931)	-23.3%
Stock-based compensation	2,815	0.0%	122,351	1.1%	(119,536)	-97.7%

Total operating expenses	10,740,357	76.7%	10,980,879	99.7%	(240,522)	-2.2%

Net operating income (loss)	3,263,763	23.3%	28,462	0.3%	3,235,301	11367.1%

Other income (expenses):
Change in fair value of derivative financial instruments	138	0.0%	(515,297)	-4.7%	515,435	-100.0%
Interest expense	(1,968,358)	-14.0%	(1,163,785)	-10.5%	(804,573)	69.1%
Debt and other restructuring charges	(540,064)	-3.9%	-	0.0%	(540,064)
Interest, dividend and rental income	5,797	0.0%	5,361	0.0%	436	8.1%

Total other expense, net	(2,502,487)	-17.9%	(1,673,721)	-15.2%	(828,766)	8.1%

Net income (loss) before income tax benefit (expense)	761,276	5.4%	(1,645,259)	-14.9%	2,406,535	49.5%

Income tax benefit (expense)	358,128	2.6%	553,863	5.0%	(195,735)	-146.3%

Net income (loss) before preferred stock dividends	1,119,404	8.0%	(1,091,396)	-9.9%	2,210,800	-35.3%

Preferred stock dividends	(467,096)		(494,400)

Net income (loss) available to common stockholders	$652,308		$(1,585,796)

Revenues for the three months ended September 30, 2010 increased $2,994,779 to $14,004,120 compared to the three months ended September 30, 2009. The increase in revenues was due primarily to an increase in revenue of $2,929,846 at our third party administration subsidiaries and an increase in revenue of $64,933 generated by the subsidiaries that provide financial planning, investment advisory and insurance products. The increase in revenues was primarily due to delays in the first six months of 2010 in completing 2009 plan year valuations and 5500 filings on recurring plans resulting from the new ERISA Filing Acceptance System (“EFAST”) requirements. This resulted in revenue normally earned and recognized in the first two quarters of the fiscal year being delayed until the third quarter. Retirement plans are restated pursuant to The Economic Growth and Tax Relief Reconciliation Act (“EGTRRA”), an Internal Revenue Service cycle that generally requires restatement of retirement plan documents every six years. The increase in revenue from our third party administration subsidiaries was partially offset by a decrease in these retirement plan document restatement fees. The revenue for the three month period ended September 30, 2010, was generated from three sources; third party administration, $13,006,937; financial planning and investment advisory fees, $851,635; and insurance commissions, $145,548. The revenue for the three month period ended September 30, 2009, was generated from three sources; third party administration, $10,077,091; financial planning and investment advisory fees, $843,663; and insurance commissions, $88,587.

Operating expenses for the three months ended September 30, 2010 decreased $240,522 to $10,740,357 over the prior year's comparable three month period. As a percentage of revenue, operating expenses decreased to 76.7% for the three months ended September 30, 2010 as compared to 99.7% for the three months ended September 30, 2009.

Selling, general and administrative expenses for the three months ended September 30, 2010 increased $309,945 to $9,320,751 over the prior year's comparable three month period. The increase was the result of one time employee incentives associated with the Company’s efforts to catch-up and complete 2009 plan year valuations and 5500 filings delayed in prior quarters due to the new EFAST requirements.

The September 30, 2010 and 2009 selling, general and administrative expenses consisted of the following:

	(Unaudited)	(Unaudited)
	Three Months Ended	Three Months Ended	$ Change 2010
	September 30, 2010	September 30, 2009	to 2009

Selling, general and administrative expenses:
Salaries and related payroll costs	$6,279,110	$6,089,853	$189,257
Rent and utilities	801,824	827,176	(25,352)
Professional fees	592,313	539,480	52,833
Office expenses	467,405	474,294	(6,889)
Insurance expense	474,189	481,743	(7,554)
Computer related expense	193,496	172,667	20,829
Bad debt expense	100,343	12,154	88,189
Travel and entertainment	134,582	100,518	34,064
Commission expense	85,249	52,961	32,288
Miscellaneous other expenses	192,240	259,960	(67,720)
Total selling, general and administrative expenses	$9,320,751	$9,010,806	$309,945

As a percentage of revenue, selling, general and administrative expenses decreased to 66.6% for the three months ended September 30, 2010 as compared to 81.8% for the three months ended September 30, 2009.

Depreciation and amortization for the three months ended September 30, 2010 decreased $430,931 to $1,416,791 over the prior year's comparable three month period primarily due to intangible assets from prior years’ acquisitions becoming fully amortized. As a percentage of revenue, depreciation and amortization decreased to 10.1% for the three months ended September 30, 2010 as compared to 16.8% for the three months ended September 30, 2009.

Stock-based compensation for the three months ended September 30, 2010 decreased $119,536 to $2,815 over the prior year's comparable three month period due primarily to 800,000 stock options issued in 2007 to the Chief Executive Officer as part of his November 30, 2007 employment agreement which were still vesting and thus being expensed through third quarter 2009, as well as, 930,000 stock options, 465,000 of which were expensed immediately upon issuance, were issued in the third quarter of 2009 to various members of management and staff, of which 600,000 were granted to the Chief Executive Officer.  As a percentage of revenue, stock based compensation decreased to 0.0% for the three months ended September 30, 2010 as compared to 1.1% for the three months ended September 30, 2009.

Net other expense was $2,502,487 for the three months ended September 30, 2010 as compared to $1,673,721 for the three months ended September 30, 2009. The increase was due primarily to an increase in interest expense of $804,573 and an increase in debt and other restructuring charges of $540,064, offset by an increase in the change of the fair value of the derivative financial instruments of $515,435 and an increase in interest and rental income of $436. The change in the fair value of derivative financial instruments increased as a result of the Woodside Subordinated Senior Lenders agreeing to surrender the Subordinated Senior Warrants and relinquish their rights to the Fee Agreement. Interest expense increased as a result of an increase in amortization of debt discount resulting from the use of the effective interest rate method of amortization, additional borrowings plus an increase in the borrowing rate on the Revolver Line of Credit and additional borrowings on the Subordinated Senior Term Note resulting from the capitalization of interest plus a 3% increase in the borrowing rate on the Subordinated Senior Term Note from failing debt covenants at September 30, 2009. Debt and other restructuring charges increased as a result of fees incurred by the Company for failing debt covenants at September 30, 2009 and the resulting forbearance agreements.

Preferred stock dividends were $467,096 for the three months ended September 30, 2010 as compared to $494,400 for the three months ended September 30, 2009. The decrease was due to a conversion of 8,513 shares of Series D Convertible Preferred Stock into 170,260 shares of common stock during the first quarter of 2010 and a conversion of 137,500 shares of Series C Convertible Preferred Stock into 1,650,000 shares of common stock during the second quarter of 2010.

Liquidity and Capital Resources
At September 30, 2010 and December 31, 2009, the Company's working capital deficit was approximately $32.2 million and $9.3 million, respectively and its accumulated deficit was approximately $25.2 million and $23.6 million, respectively. Further, for the nine months ended September 30, 2010 and September 30, 2009, the Company's net income (loss) before preferred stock dividends was approximately ($0.2) million and $1.1 million, respectively and its cash flows from operations were approximately $3.0 million and $4.5 million, respectively.

Through its senior lending arrangements, the Company has access to a Revolving Line of Credit of up to $2.0 million, which was temporarily increased to $2.5 million through December 31, 2009 and further extended through February 28, 2010, to supplement its cash generated from operations. Effective April 26, 2010, the maximum principal amount available under the Revolving Line of Credit was increased to $4.0 million as a result of an amendment to its current senior lending arrangement as discussed further below in the Debt Amendments section of this Management Discussion and Analysis of Financial Condition and Results of Operations (the “MD&A”). At September 30, 2010 and December 31, 2009, the Company had $3.2 million and $2.5 million, respectively, of principal outstanding under this arrangement.

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

Details of the changes in cash flows during the nine month periods ended September 30, 2010 and 2009 are as follows:

	(Unaudited)	(Unaudited)
	Nine Months Ended	Nine Months Ended
	September 30, 2010	September 30, 2009
Cash flows from operating activities:
Net income (loss) before preferred stock dividends	$(201,508)	$1,117,498
Adjustments to reconcile net income (loss) before preferred stock dividends to net cash provided by (used in) operating activities:
Depreciation and amortization	4,519,491	5,605,675
Change in allowance for doubtful accounts	(35,487)	8,192
Noncash interest	3,569,300	1,370,892
Stock-based compensation	28,449	337,030
Deferred income tax benefit	(1,184,718)	(1,670,792)
Change in fair value of derivative financial instruments	(1,712,711)	(207,587)
Increase (decrease) in cash attributable to changes in operating assets and liabilities
Accounts receivable	(1,888,809)	(1,018,963)
Prepaid expenses and other current assets	(68,517)	350,494
Accounts payable	210,668	1,113,080
Unearned revenues	(389,657)	(1,824,889)
Accrued expenses and other current liabilities	155,672	(646,920)
Net cash provided by (used in) operating activities	3,002,173	4,533,710

Cash flows from investing activities:
Purchases of property and equipment	(922,836)	(949,577)
Acquisition of Alaska Pension Services	(26,259)	(36,053)
Acquisition of Lamoriello Entities	-	(50,810)
Acquisition of National Actuarial Pension Services, Inc.	-	(64,318)
Acquisition of the assets of Standard Retirement Services	(171,632)	-
Acquisition of Alan N. Kanter & Associates	(144,200)	(151,063)
Acquisition of REPTECH Corp	-	(180,097)
Acquisition of The Pension Group, Inc.	-	(1,354,680)
Net cash provided by (used in) investing activities	(1,264,927)	(2,786,598)

Cash flows from financing activities:
Proceeds from convertible notes
Proceeds from revolving line of credit and short-term debt	1,156,000	3,043,908
Payments on long-term debt and notes	(1,404,465)	(3,802,081)
Payments on revolving line of credit and short-term debt	(500,000)	(1,075,900)
Payment of deferred financing costs	(156,000)	(50,625)
Net cash provided by (used in) financing activities	(904,465)	(1,884,698)

Net increase (decrease) in cash	$832,781	$(137,586)

2010 Cash Flow Analysis – Nine Month Period Ended September 30, 2010
The Company had cash as of September 30, 2010 of $1,107,737, an increase of $832,781 from December 31, 2009.

Net cash provided by operating activities of $3,002,173 was primarily due to non-cash expenses of $5,184,324, an increase in accounts payable of $210,668, and an increase in accrued expenses and other current liabilities of $155,672, offset by a net loss before preferred stock dividends of $201,508, an increase in accounts receivable of $1,888,809, an increase in prepaid expenses of $68,517, and a decrease in unearned revenues of $389,657.

The non-cash items were primarily composed of depreciation and amortization of $4,519,491, noncash interest of $3,569,300, and stock-based compensation of $28,449, offset by a decrease in the allowance for doubtful accounts of $35,487, deferred tax liabilities of $1,184,718, and a decrease in the fair value of derivative financial instruments of $1,712,711.

Net cash of $1,264,927 used in investing activities was due to $315,832 in funds expended relating to the acquisitions of Alan N. Kanter & Associates and the assets of Standard Retirement Services, $26,259 in funds expended in contingency payments for Alaska Pension Services Ltd., and $922,836 used in the purchase of property and equipment.

Net cash of $904,465 used in financing activities was due to $1,156,000 in proceeds from short-term debt offset by $1,404,465 in payments of long-term debt, $500,000 in payments of short-term debt and $156,000 in payments of deferred financing charges.

2009 Cash Flow Analysis – Nine Month Period Ended September 30, 2009
The Company had cash as of September 30, 2009 of $274,956, a decrease of $137,586 from December 31, 2008.

Net cash provided by operating activities of $4,533,710 was primarily due to a net income before preferred stock dividends of $1,117,498, non-cash expenses of $5,443,410, a decrease in prepaid expenses of $350,494, and an increase in accounts payable of $1,113,080, offset by an increase in accounts receivable of $1,018,963, a decrease in unearned revenue of $1,824,889, and a decrease in accrued expenses and other current liabilities of $646,920.

The non-cash items were primarily composed of depreciation and amortization of $5,605,675, an increase in the allowance for doubtful accounts of $8,192, noncash interest of $1,370,892, and stock-based compensation of $337,030, offset by deferred tax liabilities of $1,670,792 and a decrease in the fair value of derivative financial instruments of $207,587.

Net cash of $2,786,598 used in investing activities was due to $1,688,316 in funds expended in the acquisitions of Alaska Pension Services Ltd, Alan N. Kanter & Associates, REPTECH Corp., and The Pension Group, Inc., $148,705 in funds expended in contingency payments for the Lamoriello Entities, National Actuarial Pension Services, Inc., and Alaska Pension Services Ltd., and $949,577 used in the purchase of property and equipment.

Net cash of $1,884,698 used in financing activities was due to $3,043,908 in proceeds from short-term debt offset by $3,802,081 in payments of long-term debt, $1,075,900 in payments of short-term debt and $50,625 in payments of deferred financing charges.

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

As of September 30, 2010, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $3.2 million and $11.0 million, respectively and the interest rate was 9.25% and 4.76%, respectively. As of December 31, 2009, the outstanding principal balance on the Revolving Line of Credit and Senior Term Note was approximately $2.5 million and $12.0 million, respectively and the interest rate was 4.73%.

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

As of September 30, 2010 and December 31, 2009, approximately $14.3 million and $13.0 million, respectively, were outstanding under the Subordinated Senior Agreement.

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

As of September 30, 2010, the Company continued to be out of compliance with certain restrictive covenants in the Waiver and Amendment Agreements. Under the amendments noted above, the Senior and Woodside Subordinated Senior Lenders agreed to continue to forbear from exercising their rights and remedies for identified events of default and anticipated events of default during the forbearance period subject to certain terms and conditions.

The tabular presentation sets forth the Company’s most restrictive covenants for the trailing twelve month periods as amended by quarter for 2009 and 2010.

($ in millions)	Amended
	2009						2010
	Q1	Q2	Q3		Q4		Q1		Q2		Q3
Minimum Adjusted EBITDA (1)
Actual	$8.80	$9.64	$8.78	*	$8.88	**	$8.52	**	$5.34	**	$8.07	**
Covenant	$8.40	$9.00	$9.05		$10.10		$10.70		$11.15		$11.15

Maximum Leverage Ratio (2)
Actual	3.11	3.05	3.48	*	3.42	**	3.48	**	5.76	**	3.87	**
Covenant	3.25	3.25	3.25		2.75		2.60		2.50		2.50

Minimum Fixed Charge Coverage Ratio (3)
Actual	1.12	1.02	0.95	*	1.16	**	0.32	**	0.17	**	0.28	**
Covenant	1.05	1.00	1.00		1.20		1.25		1.25		1.25

Minimum Interest Coverage Ratio (4)
Actual	3.09	3.27	2.93		2.94		2.70		1.63	**	2.34	**
Covenant	2.25	2.25	2.25		2.50		2.50		2.50		2.50

Maximum Ratio of Total Funded Debt to Net Worth (5)
Actual	1.45	1.21	1.17		1.18		1.15		1.18		1.12
Covenant	2.00	2.00	2.00		2.00		2.00		2.00		2.00

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

Following is a reconciliation of Minimum Adjusted EBITDA to net loss available to common stockholders:

Period Ended
September 30, 2010

Minimum Adjusted EBITDA for the trailing twelve months	$8,072,612

Depreciation and amortization	(8,948,659)

Stock based compensation	(124,546)

Change in fair value of derivative financial instruments	2,291,769

Contractually specific charges to goodwill	178,501

Interest expense	(3,451,409)

Debt and other restructuring charges	(1,289,236)

Income tax expenses	(157,294)

Deferred income tax benefit	1,633,001

Preferred stock dividends	(1,941,999)

Fourth quarter 2009 net loss available to common stockholders	2,088,153

Net loss available to common stockholders	$(1,649,107)

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

In return, the Company agreed as part of the Senior Loan Amendment that, among other things, the Senior Lender may terminate the Senior Loan Amendment during the Forbearance Period if the Company does not (i) meet specified cash flow tests of its cash receipts and disbursements measured weekly on a rolling six week and forbearance period-to-date basis, as defined in the amendment and (ii) maintain a specified minimum cash and available Revolving Line of Credit balance of $500,000. As of September 30, 2010, the Company met the above cash covenants as indicated in the following table:

Cash Flow Test	Covenant	Range of Results

Cash Receipts	greater than 80%	94.3% - 138.3%

Cash Disbursements	less than 110%	94.5% - 105.9%

Minimum Cash Availability	greater than $500,000	$1.6 million - $2.8 million

The Company agreed to pay the Senior Lender an amendment fee (“Amendment Fee”) of $250,000, of which $50,000 was to be paid on the amendment date with the remainder to be paid in $25,000 monthly installments beginning May 31, 2010 and ending December 31, 2010.  The Company also agreed to pay the Senior Lender a monthly fee (“Monitoring Fee”) of $2,000 per month throughout the duration of the Forbearance Period and reimburse the Senior Lender for any legal fees in connection with the Senior Loan Amendment. As of September 30, 2010, the Company paid $150,000 of the Amendment Fee and $6,000 in Monitoring Fees.

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

On March 22, 2010, the Company engaged a financial advisor to assist in exploring, evaluating and implementing one or more strategic alternatives for the recapitalization of the Company (“Recapitalization Initiative”), including refinancing its current debt, raising capital, and/or sale of the Company to a third party. The Senior Lender may terminate the Forbearance Period if, in the Senior Lender’s reasonable judgment, the Company has not made adequate progress toward a reasonably satisfactory Recapitalization Initiative by July 15, 2010 or any date thereafter. The Company paid the financial advisor $60,000 upon the execution of an amendment to the loan agreements with Senior and Woodside Subordinated Senior Lenders and agreed to pay a monthly service fee of $30,000. In the event of a sale to a third party, the Company will pay the financial advisor a transaction fee of $950,000. In the case of a refinancing, the Company will pay the financial advisor a fee equal to (i) 1.5% of the total amount of senior debt raised, plus (ii) 3.0% of the total amount of any one-stop debt raised, plus (iii) 4.0% of the total amount of junior debt raised. On August 1, 2010, the Company amended the agreement with the financial advisor to replace the fixed monthly service fee with an hourly rate.

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

The Subordinated Senior Note continues to bear interest at 18%; however, only 6% is due and payable on a monthly basis and 12% is compounded monthly and added to the principal amount of the Subordinated Senior Note. The Company agreed to pay the Woodside Subordinated Senior Lenders a fee (“Modification Fee”) of $250,000, which is to be paid on the earlier of January 31, 2011, a capitalization transaction, or an event of default. The Modification Fee shall constitute an additional debt obligation and accrues interest at 18% per annum, compounded monthly, payable at the date the Modification Fee is due. As of September 30, 2010, $270,394 was outstanding under the Modification Fee agreement.

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

On March 22, 2010, the Company engaged a financial advisor to assist in exploring, evaluating and implementing one or more strategic alternatives for the recapitalization of the Company (“Recapitalization Initiative”), including refinancing its current debt, raising capital, and/or sale of the Company to a third party. The Woodside Subordinated Senior Lenders may terminate the Forbearance Period if, in the Woodside Subordinated Senior Lenders’ reasonable judgment, the Company has not made satisfactory progress toward a Recapitalization Initiative by July 15, 2010 or any date thereafter. The Company has agreed to pay the financial advisor as discussed above.

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

On November 5, 2010, December 3, 2010, and January 7, 2011, if the Company’s net cumulative cash position exceeds the specified minimum cash balance, as outlined in the Subordinated Senior Amendment, by more than $500,000, the Company is required to pay that excess cash balance against the Converted Interest. On November 5, 2010, the Company paid $353,840, which represented the Converted Interest for the months of June through October 2010.

Seller Financing
In connection with the Company’s acquisition strategy, part of the purchase price is paid through seller financed instruments. As of September 30, 2010, total funds due to former owners were $2,484,028, all of which is due in the next twelve months. Seller financed instruments bear interest at 6% to 8% per annum. All seller financed instruments are uncollateralized. Under the terms of the Senior Loan Amendment and the Subordinated Senior Amendment, any subordinated payments, including seller financing, are not to be paid during the forbearance period unless otherwise approved by the Senior Lender and Woodside Subordinated Senior Lenders. The Company amended and restructured certain unpaid seller notes as indicated below. To the extent the Company is unsuccessful in amending the seller financing agreements or meet its obligations therein, the Company could realize negative variances relative to its financial plans in certain subsidiaries, especially new business and client retention, as the holders of the notes are current or former employees and managers of certain operating units.

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

On September 29, 2009, the Company executed Amendment No. 1 to the TPA Restructured Note Agreement with the sellers of TPA under which the sellers of TPA agreed to replace the remaining monthly principal installments of $93,056 plus accrued interest under the TPA Restructured Note Agreement, dated February 24, 2009, with a single principal payment of $558,333 on March 1, 2010 plus interest accrued from August 31, 2009. The Senior Lender and Woodside Subordinated Senior Lenders have not authorized payment of the principal or accrued interest on this note as of November 15, 2010.

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

On September 28, 2009, the Company executed Amendment No. 1 to the CIAS Restructured Note Agreement with the sellers of CIAS under which the sellers of CIAS agreed to replace the remaining monthly installment payments under the CIAS Restructured Note Agreement, dated March 16, 2009, with installment payments to be made in six monthly principal only installments of $70,000 beginning on April 15, 2010 and ending September 15, 2010, and three monthly principal installments of $130,000, plus all accrued interest, less any adjustments to the promissory notes under the CIAS agreement dated April 3, 2008, beginning on October 15, 2010 and ending December 15, 2010. The Senior Lender and Woodside Subordinated Senior Lenders have not authorized payment of the principal or accrued interest on these notes as of September 30, 2010.

On October 13, 2010, the Company executed Amendment No. 2 to the CIAS Restructured Note Agreement dated March 16, 2009, with the sellers of CIAS under which the sellers of CIAS agreed to reduce the remaining outstanding principal to $580,000 as a result of not achieving certain revenue targets as noted in the original stock purchase agreement dated April 3, 2008. The remaining outstanding principal will be paid in six monthly principal installments of $96,667, plus accrued interest, beginning on February 15, 2011 and ending July 15, 2011.

On March 24, 2009, the Company executed two promissory notes each for $75,000 payable to two of the sellers of The Pension Group, Inc. (“TPG”) in lieu of full payment of their portion of a cash payment of $467,500, prior to any adjustments, due at March 26, 2009 under the TPG purchase agreement (“TPG Agreement”) dated November 26, 2008. The notes plus interest accrued at 8% per annum were paid in full on June 26, 2009.

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

Future Contractual Obligations
The following table shows the Company's present and future contractual obligations as of September 30, 2010:

	(Unaudited)
	September 30, 2010
	Payments due by period
	Total	Less than 1 year	1-3 years	3-5 years	Thereafter

Operating Lease Obligations	$6,096,100	$2,005,402	$2,463,813	$1,431,046	$195,839

Employment Contracts	$1,105,083	$1,105,083	$-	$-	$-

Revolving Line of Credit	$3,156,000	$3,156,000	$-	$-	$-

Short and Long Term Debt	$28,094,507	$28,072,054	$22,453	$-	$-

Total Contractual Cash Obligations	$38,451,690	$34,338,539	$2,486,266	$1,431,046	$195,839

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

No impairment losses have been recognized on goodwill and other intangible assets as of September 30, 2010 and December 31, 2009.

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

ITEM 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
The Company’s management, under the supervision of and with the participation of the Company’s principal executive officer and principal financial officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures, as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control Over Financial Reporting
There were no changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2010, which were identified in connection with management’s evaluation required by paragraph (d) of Rules 13a-15 and 15d-15 under the Exchange Act, that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Coghill Capital Management LLC (“CCM”) filed a complaint on June 1, 2010 in the Supreme Court of the State of New York alleging that the Company failed to file a registration statement with the Securities and Exchange Commission (“SEC”) registering the potential resale of common shares issuable upon conversion of its preferred shares, under the terms of a subscription agreement between the Company and CCM (“Subscription Agreement”). CCM also made additional claims related to the Subscription Agreement, including breach of contract and conversion. CCM is seeking total damages of $1.8 million. The Company intends to defend the claims vigorously based on a number of defenses. Regardless of the outcome, the litigation could have a material adverse impact on the Company’s financial results because of defense costs, diversion of management’s attention and resources, and other factors.

On August 16, 2010, Orthopaedic Specialty Group, P.C. (“OSG”), the Orthopaedic Specialty Group, P.C. 401(k) Pension Plan (the "OSG Plan") and the trustees of the OSG Plan filed a lawsuit in the Connecticut Superior Court against the Company's wholly-owned subsidiary, Pentec, Inc., and a corporate officer of Pentec, alleging negligence and breach of contract. The trustees had invested assets of the OSG Plan directly with Bernard Madoff and the OSG Plan claims to have lost all of those assets. Plaintiffs allege that the principal amount of the investments totaled approximately $10.1 million and Mr. Madoff had shown investment returns on those investments for a total loss of approximately $34 million. Among other items, Plaintiffs allege that Pentec should have notified OSG, the OSG Plan and its fiduciaries that they could structure the OSG Plan to permit participant directed investments, which they allege would have reduced the trustee’s fiduciary liability to the OSG plan participants. Plaintiffs also allege that Pentec should have advised the trustees to obtain fiduciary liability insurance coverage. The Company believes that Pentec had no duty (whether under law, contract, or industry practice) to advise OSG, the OSG Plan or the trustees that they could limit liability by creating a participant directed plan or that they should obtain fiduciary insurance coverage. Further, Pentec’s service agreement with OSG limited the services to be performed by Pentec as administrative in nature, and specifically excludes the provision of legal, accounting, or investment related services. The Company has engaged outside counsel to defend these claims and believes they are without merit.

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

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. (Removed and Reserved)

ITEM 5. Other Information

Execution of a Book of Business Sale
In July 2009, the Company executed a contract to sell the flex administration business to the Total Administrative Services Corporation (“TASC”) which is expected to be closed by the end of 2010. As part of the contract, TASC will pay the Company a percentage of the annual revenues transferred sixty days after closing, a percentage of annual revenues based bonus payment if a target retention level is obtained nine months after closing and a percentage of ongoing revenues beginning thirteen months after closing. This transaction is not material to the financial statements and thus is not necessary to be disclosed separately in the condensed consolidated interim financial statements. In addition, this transaction does not meet the definition of a capital transaction as defined in the Debt Financing Arrangements section of the MD&A.

Execution of Amendment to Financial Advisor Agreement
On August 1, 2010, the Company executed Amendment No. 1 to the financial advisor agreement dated March 22, 2010. The terms of the amendment are discussed in the Debt Amendments section of this MD&A.

Execution of Amendment to Seller Notice
On October 13, 2010, the Company executed Amendment No. 2 to the CIAS Restructured Note Agreement dated March 16, 2009, with the sellers of CIAS. The terms of the amendment are discussed in the Seller Financing section of this MD&A.

Execution of Non-binding Leter of Intent
On November 4, 2010, the Company entered into a non-binding letter of intent with exclusivity for the sale of the Company to Stonehenge Partners, Inc. for $48 million, subject to a negotiated net working capital target.  Completion of the sale is subject to certain conditions, including negotiation and execution of a mutually satisfactory definitive acquisition agreement, completion of financing arrangements and due diligence by the buyer, and requisite Senior and Subordinated Senior Lenders and Company shareholder approvals.  There can be no assurance that the transaction will be completed as specified in the letter of intent, however, assuming all conditions are satisfied, the Company would expect to complete the transaction in early 2011.

ITEM 6. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation of the Company, as amended (Incorporated by reference to Form S-18 filed with the Securities and Exchange Commission on October 7, 1985.)

3.2	Amended and Restated Bylaws of the Company (Incorporated by reference to Form 8-K_filed with the Securities and Exchange Commission on April 19, 2005. (File No. 333-124161))

3.3
Certificate of Designation of Preferences, Rights and Limitations of Series B Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 19, 2005. (File No. 000-51252))

3.4
Certificate of Designation of Preferences, Rights and Limitations of Series C Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 14, 2005. (File No. 000-51252))

3.5
Articles of Amendment to the Articles of Incorporation dated August19, 2004 (Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 21, 2006. (File No. 333-136790))

3.6
Articles of Amendment to the Articles of Incorporation dated March 2, 2005 (Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 21, 2006. (File No. 333-136790))

3.7
Articles of Amendment to the Articles of Incorporation dated March 15, 2005 (Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 21, 2006. (File No. 333-136790))

3.8
Articles of Amendment to the Articles of Incorporation dated March 21, 2005 (Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on November 21, 2006. (File No. 333-136790))

3.9
Certificate of Designation of Preferences, Rights and Limitations of Series D Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 27, 2006. (File No. 002-98138-A))

3.10
Certificate of Designation of Preferences, Rights and Limitations of Series E Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 26, 2006. (File No. 002-98138-A))

4.1
Securities Purchase Agreement dated March 9, 2005 by and between the Company and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.2
Secured Convertible Term Note dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.3
Secured Convertible Term Note dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.4
Common Stock Option dated March 9, 2005 issued by the Company to Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.5
Master Security Agreement dated March 9, 2005 among Fast Eddie Racing Stables, Inc., Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.6
Stock Pledge Agreement dated March 9, 2005 among Fast Eddie Racing Stables, Inc., Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.7
Subsidiary Guaranty dated March 9, 2005 executed by Duncan Capital Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.8
Registration Rights Agreement dated March 9, 2005 by and between Fast Eddie Racing Stables, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.9
Common Stock Purchase Warrant dated March 9, 2005 issued by Duncan Capital Financial Group, Inc. to Richard E. Stierwalt (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.10
Common Stock Purchase Warrant dated March 9, 2005 issued by Duncan Capital Financial Group, Inc. to Leonard Neuhaus (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

4.11	Exhibit number was intentionally not used.

4.12
Securities Purchase Agreement dated November 30, 2005 entered by and between National Investment Mangers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No. 000-51252))

4.13
Securities Purchase Agreement dated November 30, 2005 entered by and between National Investment Mangers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No. 000-51252))

4.14
Securities Purchase Agreement dated November 30, 2005 entered by and between National Investment Mangers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No. 000-51252))

4.15
Convertible Promissory Note, dated August 2, 2005, issued by the Company to Stephen H. Rosen. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No. 000-51252))

4.16
Convertible Promissory Note, dated August 2, 2005, issued by the Company to Elizabeth Davies. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No. 000-51252))

4.17
Common Stock Option, dated August 2, 2005, issued by the Company to Stephen H. Rosen. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No. 000-51252))

4.18
Common Stock Option, dated August 2, 2005, issued by the Company to Stephen H. Rosen. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No. 000-51252))

4.19
Form of Subscription Agreement for Series B Cumulative Convertible Preferred Stock (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on October 20, 2005. (File No. 000-51252))

4.20
Form of Subscription Agreement for Series C Cumulative Convertible Preferred Stock (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on November 14, 2005. (File No. 000-51252))

4.21	Exhibit number was intentionally not used.

4.22
Securities Purchase Agreement dated May 30, 2006 by and between National Investment Managers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 5, 2006. (File No. 000-51252))

4.23
Secured Non-Convertible Term Note payable to Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 5, 2006. (File No. 000-51252))

4.24
Secured Non-Convertible Term Note payable to Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 5, 2006. (File No. 000-51252))

4.25
Registration Rights Agreement dated May 30, 2006 by and between National Investment Managers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 5, 2006. (File No. 000-51252))

4.26
Letter Agreement dated May 30, 2006 by and between National Investment Managers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 5, 2006. (File No. 000-51252))

4.27
Amendment dated May 30, 2006 by and between National Investment Managers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 5, 2006. (File No. 000-51252))

4.28
Agreement dated June 14, 2006 by and between National Investment Managers Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2006. (File No. 000-51252))

4.29
Common Stock Purchase Warrant dated May 30, 2006 issued to Laurus Master Fund, Ltd. (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2006. (File No .000-51252))

4.30
Letter from Laurus Master Fund, Ltd. to National Investment Managers Inc., dated June 14, 2006 (Incorporated by reference to the Form 8-K Current Report filed with the Securities and Exchange Commission on June 16, 2006. (File No. 000-51252))

4.31
Form of Subscription Agreement for Series D Cumulative Convertible Preferred Stock (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 27, 2006. (File No. 002-98138-A))

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

4.35
Revolving Line of Credit and Term Loan Agreement by and between National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.36
Revolving Line of Credit Note issued by National Investment Managers Inc. issued to RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.37
Term Promissory Note issued by National Investment Managers Inc. issued to RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.38
Stock Pledge Agreement by and between National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.39
Security Agreement by and between National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.40
Form of Stock Pledge Agreement by and between the subsidiaries of National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252)

4.41
Form of Security Agreement by and between the subsidiaries of National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.42
Form of Guaranty by and between the subsidiaries of National Investment Managers Inc. and RBS Citizens, National Association dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.43
Securities Purchase and Loan Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Lehman Brothers Commercial Bank and Woodside Agency Services, LLC, as collateral agent, dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.44
Securities Purchase and Loan Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Lehman Brothers Commercial Bank and Woodside Agency Services, LLC, as collateral agent, dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.45
Form of Warrant exercisable at $0.50 per share issued by National Investment Managers Inc. to Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.46
Form of Warrant exercisable at $1.00 per share issued by National Investment Managers Inc. to Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.47
Form of Warrant exercisable at $1.50 per share issued by National Investment Managers Inc. to Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.48
Registration Rights Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.49
Contingent Interest Payment Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.50
Fee Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.51
Securities Pledge Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, and Lehman Brothers Commercial Bank dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.52
Security Agreement by and between National Investment Managers Inc., its subsidiaries and Woodside Agency Services, LLC dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.53
Guaranty by and between National Investment Managers Inc., its subsidiaries and Woodside Agency Services, LLC dated November 30, 2007 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.54
Securities Purchase Agreement by and between National Investment Managers Inc. and Valens U.S. SPV I, LLC and Valens Offshore SPV I, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

4.55
Amendment No., 1 to Revolving Line of Credit and Term Loan Agreement by and between Citizens RBS, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

4.56
Consent and Amendment No. 1 to Securities Purchase and Loan Agreement by and among National Investment Managers Inc., Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Lehman Brothers Commercial Bank and Woodside Agency Services, LLC as collateral agent (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

4.57
Amendment No., 4 to Revolving Line of Credit and Term Loan Agreement by and between Citizens RBS, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008. (File No. 000-51252))

4.58
Amendment No. 4 to Intercreditor and Subordination Agreement by and between RBS Citizens, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008. (File No. 000-51252))

4.59
Letter Agreement entered into by and between National Investment Managers Inc., Woodside Capital Partners V, LLC, Woodside Capital Partners V QP, LLC, Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC and Woodside Agency Services LLC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 7, 2008 (File No. 000-51252))

4.60
Letter Agreement entered into by and between National Investment Managers Inc., Woodside Capital Partners V, LLC, Woodside Capital Partners V QP, LLC, Woodside Capital Partners IV, LLC and Woodside Capital Partners IV QP, LLC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 7, 2008. (File No. 000-51252))

4.61
Stock Transfer Agreement dated November 3, 2008 among IBF Fund Liquidating LLC, National Investment Managers Inc., DCI Master LDC and Duncan Capital Group LLC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 7, 2008. (File No. 000-51252))

4.62
Amendment No. 1 and Allonge to Revolving Line of Credit Note by and between Citizens RBS, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

4.63
Amendment No. 3 and Allonge to Term Promissory Note by and between Citizens RBS, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

4.64
Amendment No. 7 to Revolving Line of Credit and Term Loan Agreement by and between Citizens RBS, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

4.65
Amendment No. 7 to Intercreditor and Subordination Agreement by and between RBS Citizens, National Association, Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

4.66
Securities Purchase and Loan Agreement by and between National Investment Managers Inc. and Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

4.67
Amendment No. 2 and Allonge to Revolving Line of Credit Note by and between RBS Citizens, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

4.68
Amendment No. 9 to Revolving Line of Credit and Term Loan Agreement by and between RBS Citizens, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

4.69
Consent and Amendment No. 8 to Securities Purchase and Loan Agreement by and between Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

4.70
Reservation of rights by RBS Citizens, National Association (Incorporated by reference to Form 10Q Quarterly Report filed with the Securities and Exchange Commission on November 16, 2009. (File No. 333-160488))

4.71
Reservation of rights by Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent (Incorporated by reference to Form 10-Q Quarterly Report filed with the Securities and Exchange Commission on November 16, 2009. (File No. 333-160488))

4.72
Amendment No. 3 and Allonge to Revolving Line of Credit Note and Amendment No. 10 to Revolving Line of Credit and Term Loan Agreement by and between RBS Citizens, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 17, 2009. (File No. 333-160488))

4.73	2005 Stock Option Plan (Incorporated by reference to Form S-8 filed with the Securities and Exchange Commission on July 9, 2009. (File No. 333-160488))

4.74
Short-Term Working Capital Loan by and between Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 16, 2010. (File No. 333-160488))

4.75
Amendment No. 11 to Revolving Line of Credit and Term Loan Agreement by and between RBS Citizens, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.76
Amendment No. 4 and Allonge to Revolving Line of Credit Note by and between RBS Citizens, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.77
Amendment No. 4 and Allonge to Term Promissory Note by and between RBS Citizens, National Association, and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.78
Amendment No. 8 to Securities Purchase and Loan Agreement by and between Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.79
Amendment to Intercreditor and Subordination Agreement by and between RBS Citizens, National Association, Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.80
Side Letter Fee Arrangement by and between Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.81
Side Letter Repayment of Short-Term Working Capital and Participation Arrangement by and between RBS Citizens, National Association, Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.82
Termination Agreement by and between Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on April 30, 2010. (File No. 333-160488))

4.83
Amendment No. 9 to Securities Purchase and Loan Agreement by and between Woodside Capital Partners IV, LLC, Woodside Capital Partners IV QP, LLC, Woodside Capital Partners V, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), Woodside Capital Partners V QP, LLC as assignee of Woodlands Commercial Bank (f/k/a Lehman Brothers Commercial Bank), and Woodside Agency Services, LLC, as collateral agent and National Investment Managers Inc. (Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010. (File No. 000-51252))

10.1
Agreement and Plan of Reorganization, dated as of February 18, 2005 by and among Fast Eddie Racing Stables, Inc, Glenn A. Little, Duncan Capital Financial Group, Inc. and FERS Acquisition Corp. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on February 23, 2005. (File No. 002-98138-A))

10.2
Employment Agreement, dated as of December 23, 2004, between Duncan Capital Financial Group, Inc. and Richard E. Stierwalt. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

10.3
Employment Agreement, dated as of January 1, 2005, between Duncan Capital Financial Group, Inc. and Leonard Neuhaus. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 15, 2005. (File No. 002-98138-A))

10.4
12% Senior Secured Note, dated January 27, 2005, in the original principal amount of $350,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC (formerly known as DCOFI Master LDC) (Incorporated by reference to Form SB-2 Registration Statement filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.5
Securities Purchase Agreement, dated as of January 27, 2005, between Duncan Capital Financial Group, Inc. and CAMOFI Master LDC(Incorporated by reference to Form SB-2 filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.6
Security Agreement, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia, MD Bluestein Inc. and CAMOFI Master LDC. (Incorporated by reference to Form SB-2_filed with the Securities and Exchange Commission on April 19, 2005. (File No.333-124161))

10.7
Subsidiary Guarantee, dated as of January 27, 2005, among Duncan Capital Financial Group, Inc., Pension Administration Services, Inc., Complete Investment Management Inc. of Philadelphia and MD Bluestein Inc. in favor of CAMOFI Master LDC. (Incorporated by reference to Form SB-2/A_filed with the Securities and Exchange Commission on June 17, 2005. (File No.333-124161))

10.8
12% Senior Secured Note, dated May 4, 2005, in the original principal amount of $150,000, delivered by Duncan Capital Financial Group, Inc. to CAMOFI Master LDC. (Incorporated by reference to Form SB-2/A_filed with the Securities and Exchange Commission on June 17, 2005. (File No. 333-124161))

10.9
Agreement, dated as of June 15, 2005, between the Company and Richard Berman. (Incorporated by reference to Form SB-2/A filed with the Securities and Exchange Commission on June 17, 2005. (File No. 333-124161))

10.10
Asset Purchase Agreement between National Investment Mangers Inc. and American Benefit Resources, Inc. dated November 1, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on November 4, 2005. (File No. 000-51252))

10.11
A/R Escrow Agreement by and among National Investment Mangers Inc., JP Morgan Chase Bank, N.A. and American Benefit Resources, Inc. dated November 30, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No. 000-51252)

10.12
Indemnification Escrow Agreement by and among National Investment Mangers Inc., JP Morgan Chase Bank, N.A. and American Benefit Resources, Inc. dated November 30, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No. 000-51252)

10.13
Registration Rights Agreement between National Investment Mangers Inc., American Benefit Resources, Inc. and Arthur J. Steinberg as manager of IBF Fund Liquidating LLC dated November 30, 2005 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 6, 2005. (File No. 000-51252))

10.14
Stock Purchase Agreement, dated August 2, 2005, among the Company, Stephen H. Rosen Associates, Inc., Stephen H. Rosen and Elizabeth Davies. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No. 000-51252))

10.15
Stock Purchase Agreement, dated August 2, 2005, among the Company, Haddon Strategic Alliances, Inc. and John Ermilio. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No. 000-51252))

10.16
Employment Agreement, dated as of August 2, 2005, between the Company and Stephen H. Rosen. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No. 000-51252))

10.17
Noncompetition Agreement, dated as of August 2, 2005, between the Company and Stephen H. Rosen. (Incorporated by reference to Form 8-Kfiled with the Securities and Exchange Commission on August 5, 2005 (File No.000-51252))

10.18
Noncompetition Agreement, dated as of August 2, 2005, between the Company and John Ermilio. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on August 5, 2005. (File No. 000-51252))

10.19
Agreement and Plan of Merger Dated as of January 4, 2006 by and among Jack C. Holland, Steven R. Eyer, Valley Forge Enterprises, Ltd., VFE Merger Corp. and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No. 000-51252))

10.20
Employment Agreement dated January 1, 2006 by and between Steven R. Eyer and Valley Forge Enterprises, Ltd (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No. 000-51252))

10.21
Employment Agreement dated January 1, 2006 by and between Jack C. Holland and Valley Forge Enterprises, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No. 000-51252))

10.22
Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated January 1, 2006 by and between Steven R. Eyer and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No. 000-51252))

10.23
Non-Competition, Non-Disclosure and Non-Solicitation Agreement dated January 1, 2006 by and between Jack C. Holland and National Investment Managers Inc. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on January 12, 2006. (File No. 000-51252))

10.24
Employment Agreement dated March 1, 2006 by and between Leonard Neuhaus and the Company (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2006. (File No. 000-51252)

10.25
Consulting Agreement dated March 1, 2006 by and between Richard Stierwalt and the Company (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 6, 2006. (File No. 000-51252))

10.26
Employment Agreement dated March 2006 by and between Steven Ross and the Company (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on March 17, 2006. (File No. 000-51252))

10.27
Consulting Agreement dated January 1, 2006 by and between DC Associates LLC and the Company (Incorporated by reference to Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2006. (File No. 000-51252))

10.28	Exhibit number was intentionally not used.

10.29	Exhibit number was intentionally not used.

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

10.72
Second Omnibus Amendment and Waiver, dated as of May 2, 2007, by and between National Investment Managers, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 7, 2007. (File No. 000-51252))

10.73
Second Omnibus Amendment and Waiver, dated as of May 2, 2007, by and between National Investment Managers, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 7, 2007. (File No. 000-51252))

10.74
Second Omnibus Amendment and Waiver, dated as of May 2, 2007, by and between National Investment Managers, Inc. and Laurus Master Fund, Ltd. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on May 7, 2007. (File No. 000-51252))

10.75
Employment Agreement entered by and between the Company and Steven J. Ross dated November 30, 2007 (Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010. (File No. 333160488))

10.76
Agreement by and between National Investment Managers Inc. and DC Associates LLC (“DCA”), and Michael Crow (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

10.77
Amendment No. 1 to the Agreement, dated as of November 30, 2007 by and among National Investment Managers Inc. Duncan Capital Group LLC and DCI Master LDC (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on December 4, 2007. (File No. 000-51252))

10.78
Stock Purchase Agreement among National Investment Managers Inc., California Investment Annuity Sales, Inc., Richard L. Kaplan and Hana E. Kaplan Inter Vivos Trust Agreement dated 1/29/97 as amended and restated 1/10/03 and Anthony Delfino dated April 3, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.79
Employment Agreement by and between Richard L. Kaplan and VEBA Administrators, Inc. dated April 3, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.80
Consulting Agreement by and between Anthony S. Delfino and VEBA Administrators, Inc. dated April 3, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.81
Non-Disclosure and Non-Solicitation Agreement by and between Anthony S. Delfino and National Investment Managers Inc. dated April 3, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.82
Non-Disclosure and Non-Solicitation Agreement by and between Richard Kaplan and National Investment Managers Inc. dated April 3, 2008 (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.83	Promissory Note payable to Anthony S. Delfino (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.84	Promissory Note payable to Richard Kaplan (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on April 8, 2008. (File No. 000-51252))

10.85
Settlement Agreement and Release by and between Renee J. Conner, William E. Renninger and National Investment Managers Inc. dated May 15, 2008. (Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2008. (File No. 000-51252))

10.86
Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due April 30, 2009 (Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2008. (File No. 000-51252))

10.87
Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due October 31, 2009 (Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on May 15, 2008. (File No. 000-51252))

10.88
Addendum to the Employment Agreement by and between National Investment Managers Inc. and John M. Davis (Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on August 14, 2008. (File No. 000-51252))

10.89
Agreement by and between National Investment Managers Inc. and Richard Berman (Incorporated by reference to the Form 10-Q filed with the Securities and Exchange Commission on November 14, 2008. (File No. 000-51252))

10.90
Stock Purchase Agreement by and among National Investment Managers, Pension Technical Services, Inc., Ralph W. Shaw and Eileen A. Baldwin-Shaw (Incorporated by reference to Form 8-K filled with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.91
Promissory Note issued to Ralph W. Shaw and Eileen A. Baldwin-Shaw due December 2009 (Incorporated by reference to Form 8-K filled with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.92
Promissory Note issued to Ralph W. Shaw and Eileen A. Baldwin-Shaw due December 2010 (Incorporated by reference to Form 8-K filled with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.93
Employment Agreement entered by and between Pension Technical Services, Inc. and Ralph W. Shaw (Incorporated by reference to Form 8-K filled with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.94
Employment Agreement entered by and between Pension Technical Services, Inc. and Eileen A. Baldwin-Shaw (Incorporated by reference to Form 8-K filled with the Securities and Exchange Commission on October 6, 2008. (File No. 000-51252))

10.95
Stock Purchase Agreement by and among National Investment Managers, Peter R. Stephan, individually and as Trustee of The Stephan Family Trust Dated August 2, 1993, James R. Norman, Jr., individually and as Trustee of The Norman Living Trust Dated December 7, 2005, Rise Spiegel, individually and as Trustee of The Rise Norris Spiegel Trust Dated November 16, 2005 and the Pension Group, Inc. (Incorporated by reference to Form 8-K/A filed with the Securities and Exchange Commission on December 3, 2008. (File No. 000-51252))

10.96
Promissory Note issued to Peter R. Stephan, James R. Norman, Jr. and Rise Spiegel due January 2010 (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.97
Promissory Note issued to Peter R. Stephan, James R. Norman, Jr. and Rise Spiegel due January 2011 (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.98
Employment Agreement entered by and between The Pension Group, Inc. and Peter R. Stephan (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.99
Employment Agreement entered by and between The Pension Group, Inc. and James R. Norman, Jr. (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.100
Employment Agreement entered by and between The Pension Group, Inc. and Rise Spiegel. (Incorporated by reference to Forms 8-K and 8-K/A filed with the Securities and Exchange Commission on December 1, 2008 and December 3, 2008, respectively. (File No. 000-51252))

10.101
Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due March 1, 2010. (Incorporated by reference to Form 10K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.102
Promissory Note issued by National Investment Managers, Inc. to Renee J. Conner and William E. Renninger due March 1, 2010. (Incorporated by reference to Form 10K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.103
Promissory Note issued by National Investment Managers, Inc. to Michael E. Callahan due December 1, 2009. (Incorporated by reference to Form 10K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.104
Promissory Note issued by National Investment Managers, Inc. to Richard Kaplan due June 15, 2010. (Incorporated by reference to Form 10K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.105
Promissory Note issued by National Investment Managers, Inc. to Anthony Delfino due June 15, 2010. (Incorporated by reference to Form 10K filed with the Securities and Exchange Commission on March 31, 2009. (File No. 000-51252))

10.106
Employment Agreement entered by and between the Company and John M. Davis dated April 14, 2009 (Incorporated by reference to the Form 10Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2009. (File No. 000-51252))

10.107
Employment Agreement entered by and between the Company and Christopher W. Larkin dated April 15, 2009 (Incorporated by reference to the Form 10Q Quarterly Report filed with the Securities and Exchange Commission on May 15, 2009. (File No. 000-51252))

10.108
Amendment No. 1 to Subordinated Promissory Notes by and between National Investment Managers Inc., James R. Norman, Jr., Peter R. Stephan and Rise Norris Spiegel due January 2010 and January 2011. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

10.109
Amendment No. 1 to Promissory Notes by and between National Investment Managers Inc., Ralph W. Shaw and Eileen A. Baldwin-Shaw due December 2009 and December 2010. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

10.110
Amendment No. 1 to Promissory Note by and between National Investment Managers Inc. and Richard L. Kaplan due June 15, 2010. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

10.111
Amendment No. 1 to Promissory Note by and between National Investment Managers Inc. and Anthony S. Delfino due June 15, 2010. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

10.112
Amendment No. 1 to Promissory Note by and between National Investment Managers Inc., Renee J. Conner and William E. Renninger due March 1, 2010. (Incorporated by reference to Form 8-K filed with the Securities and Exchange Commission on October 2, 2009. (File No. 333-160488))

10.113
Amendment No. 1 to the Employment Agreement entered by and between the Company and Steven J. Ross dated August 12, 2010 (Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010. (File No. 333160488))

10.114
Amendment No. 1 to the Employment Agreement entered by and between the Company and John M. Davis dated August 12, 2010 (Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010. (File No. 333160488))

10.115
Amendment No. 1 to the Employment Agreement entered by and between the Company and Christopher W. Larkin dated August 12, 2010 (Incorporated by reference to Form 10-Q filed with the Securities and Exchange Commission on August 13, 2010. (File No. 333160488))

10.116	Agreement for Services as Lead Director by and between National Investment Managers Inc. and Steven Virany dated August 5, 2010.

10.117	Description of agreement regarding payment of Director's Fees to Jeff Cooke.

21.1	List of subsidiaries of the Company. (Incorporated by reference to Form 10-K filed with the Securities and Exchange Commission on March 30, 2009 (File No. 000-51252))
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a) or Rule 15d-14(a) as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NATIONAL INVESTMENT MANAGERS INC.

Registrant

Dated: November 15, 2010	/s/ Steven J. Ross
Steven J. Ross
Chief Executive Officer

Dated: November 15, 2010	/s/ Christopher W. Larkin
Christopher W. Larkin
Chief Financial Officer